Form 10-K
period 1993-12-31
GLOBAL MARINE INC
filed 1994-03-03
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              1993 FORM 10-K
   (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended December 31, 1993

                                    OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from ________________ to ________________

                       Commission file number 1-5471

                            GLOBAL MARINE INC.
          (Exact name of registrant as specified in its charter)

                    Delaware                             95-1849298
         (State or other jurisdiction of                (IRS Employer
          incorporation or organization)             Identification No.)

     777 N. Eldridge Road, Houston, Texas                    77079
     (Address of principal executive offices)              (Zip Code)

         Registrant's telephone number, including area code: (713) 596-5100

        Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
               Title of each class                     on which registered

               Common Stock, $.10 par value           New York Stock Exchange

            Securities registered pursuant to Section 12(g) of the Act:

                                          None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 1994, the aggregate market value of the Company's common stock, $.10 par value, held by non-affiliates was $650.5 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value, 162,909,295 shares outstanding as of January 31, 1994.

                    DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement in connection with the 1994
Annual Meeting of Stockholders are incorporated into Part III of this report.

                      TABLE OF CONTENTS TO FORM 10-K

                                                                     Page

Part I

1. and 2. Business and Properties                                       3
            Marine Drilling                                             3
            Oil and Gas Operations                                     11
            Employees                                                  14
            Executive Officers of the Registrant                       14

3.        Legal Proceedings                                            15

4.        Submission of Matters to a Vote of Security Holders          15

Part II

5.        Market for Registrant's Common Equity and
            Related Stockholder Matters                                15

6.        Selected Financial Data                                      16

7.        Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        17

8.        Financial Statements and Supplementary Data                  25

9.        Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                     55

Part III

10.       Directors and Executive Officers of the Registrant           55

11.       Executive Compensation                                       55

12.       Security Ownership of Certain Beneficial Owners and
            Management                                                 55

13.       Certain Relationships and Related Transactions               55

Part IV

14.       Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                    56

Signatures                                                             65

                                  PART I


ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

     Global Marine Inc., a Delaware corporation incorporated in 1964, is a holding company that engages in various businesses through its operating subsidiaries. Unless otherwise provided, the terms "Global Marine" and "Company" refer to Global Marine Inc. and, unless the context otherwise requires, to the Company's consolidated subsidiaries.

     The Company is a major international offshore drilling contractor with a modern, diversified fleet of 27 mobile offshore drilling rigs. In addition, the Company participates in oil and gas exploration, development and production, and provides offshore drilling management services on a turnkey basis. Industry segment information relative to the Company is set forth in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

MARINE DRILLING

     The Company's marine drilling business includes offshore contract drilling and drilling management services. Substantially all of the Company's offshore contract drilling operations are conducted by or through Global Marine Drilling Company ("GMDC"), which is headquartered in Houston, Texas, and has principal offices in Aberdeen, Scotland; Anchorage, Alaska; Jakarta, Indonesia; Lafayette, Louisiana; London, England; Luanda, Angola; and Port Gentil, Gabon. The remainder of the Company's marine drilling operations are conducted through Applied Drilling Technology Inc. ("ADTI"), which provides offshore drilling management services on a turnkey basis. The Company has a fleet of 27 mobile offshore drilling rigs, consisting of 23 cantilevered jackup drilling rigs, two semisubmersible drilling rigs, one self-propelled drillship and one concrete island drilling system (the "CIDS"). (Two of the 23 cantilevered jackup rigs were purchased in February 1994 and are not currently in service or expected to be placed in service by the Company until refurbishments are completed. See discussion below.) All of the Company's active drilling rigs were placed in service in 1979 or thereafter, and, as of February 22, 1994, the average age of the fleet was approximately 11.7 years. Ten of the Company's jackup rigs have maximum drilling depth capabilities of 25,000 feet and can operate in up to 300 feet of water. One of these ten jackup rigs is designed for drilling in harsh environments, referred to in the industry as a "heavy weather" rig. The Company's thirteen remaining jackup rigs have maximum drilling depth capabilities of 20,000 feet and can operate in up to 250 to 300 feet of water. The two semisubmersible drilling rigs have maximum drilling depth capabilities of 25,000 feet and maximum water depth capabilities of 1,800 feet. The Company's drillship has a maximum drilling depth capability of 25,000 feet and can operate in water depths of up to 2,500 feet. Over the last five years, the Company has undertaken in excess of $75 million in capital expenditures to maintain and upgrade its fleet, including approximately $21 million for the purchase and installation of "top drive" drilling systems on 17 of the Company's rigs. Top drives are now installed on 19 of the Company's 27 rigs. "Top drive" drilling systems permit drilling with extended stands of drill pipe and enable operators to rotate the drill pipe when exiting the well bore, thereby increasing both the speed and safety of drilling operations and reducing the risk of the drill pipe becoming stuck within the well bore.

     The Company owns 26 of the 27 rigs in its fleet. The rig not owned by the Company is the CIDS, also known as the Glomar Beaufort Sea I, which is leased through 1994 under a long-term lease. Twenty-three of the twenty-six rigs owned by the Company are subject to first mortgages granted to collateralize the Company's 12-3/4% Senior Secured Notes due 1999 (the "Senior Secured Notes").

     The Company's fleet is deployed in the major offshore oil and gas operating areas worldwide. The principal areas of the Company's operations currently include the Gulf of Mexico, the North Sea, and offshore West Africa.

     The Company continues to consider and pursue the acquisition of suitable additional rigs and other assets on an ongoing basis. In the event that the Company decides to undertake an acquisition, the issuance of additional shares of stock or, in certain limited instances, additional debt could be required. In February 1994, the Company purchased two cantilevered jackup drilling rigs, the Glomar Adriatic IX and Glomar Adriatic X, for a total combined purchase price of $26.0 million in cash, $1.0 million in notes payable from the rigs' net cash flow, and up to 900,000 shares of Global Marine common stock. The Glomar Adriatic IX and the Glomar Adriatic X will not be marketed or placed in service by the Company until market conditions warrant and the Company substantially completes the anticipated $15 million of refurbishments, both of which are expected to occur sometime during 1995.

     The following table lists the Company's drilling rigs in service as of February 22, 1994, indicating for each rig the year it was placed in service, as well as its water and drilling depth capabilities, current location, customer, and estimated contract expiration date.

                             MARINE DRILLING FLEET
                         Status as of February 22, 1994

                                    YEAR
                                   PLACED       WATER        DRILLING
                                     IN         DEPTH         DEPTH                                              CONTRACT
                                   SERVICE    CAPABILITY    CAPABILITY       LOCATION CUSTOMER                     TERM  (1)
    Rigs in Service
    Cantilevered Jackup
    Glomar High Island I             1979       250 ft.       20,000 ft.   Gulf of Mexico   Pennzoil                expires 7/94
    Glomar High Island II            1979       270 ft.       20,000 ft.   Gulf of Mexico   Unocal                  expires 3/94
    Glomar High Island III           1980       250 ft.       20,000 ft.   Gulf of Mexico   Enron                   expires 3/94
    Glomar High Island IV            1980       250 ft.       20,000 ft.   Gulf of Mexico   Unocal                  expires 4/94
    Glomar High Island V             1981       270 ft.       20,000 ft.   West Africa      Cabinda Gulf Oil Co.    expires 6/94
    Glomar High Island VII           1982       250 ft.       20,000 ft.   West Africa      Walter International    expires 5/94
    Glomar High Island VIII          1982       250 ft.       20,000 ft.   Gulf of Mexico   Mobil                   expires 4/94
    Glomar High Island IX(2)         1983       250 ft.       20,000 ft.   Saudi Arabia     Arabian Drilling Co.    expires 5/94
    Glomar Adriatic I                1981       300 ft.       25,000 ft.   West Africa      Elf Gabon               expires 4/94
    Glomar Adriatic II               1981       328 ft.       25,000 ft.   Gulf of Mexico   Shell                   expires 3/94
    Glomar Adriatic III              1982       300 ft.       25,000 ft.   Gulf of Mexico   Shell                   expires 3/94
    Glomar Adriatic IV               1983       328 ft.       25,000 ft.   Trinidad         Enron                   expires 9/94
    Transocean No. 5                 1979       300 ft.       20,000 ft.   Abu Dhabi        Total                   expires 1/95
    Glomar Adriatic VI               1981       328 ft.       20,000 ft.   Gulf of Mexico   Shell                   expires 4/94
    Glomar Adriatic VII              1983       300 ft.       20,000 ft.   Gulf of Mexico   Pogo Producing          expires 3/94
    Glomar Adriatic VIII             1983       300 ft.       25,000 ft.   Alaska           Arco Alaska             expires 10/94
    Glomar Main Pass I               1982       300 ft.       25,000 ft.   Gulf of Mexico   Mobil                   expires 3/94
    Glomar Main Pass III             1982       300 ft.       25,000 ft.   India            Dual Drilling           expires 5/97(3)
    Glomar Main Pass IV              1982       300 ft.       25,000 ft.   Gulf of Mexico   Mobil                   expires 4/94
    Glomar Labrador I                1983       300 ft.       25,000 ft.   North Sea        Arco British Ltd.       expires 10/94
    Glomar Baltic I                  1983       375 ft.       25,000 ft.   Gulf of Mexico   Texaco                  expires 4/94

    Semisubmersible
    Glomar Arctic I                  1983     1,800 ft.       25,000 ft.   North Sea        Amerada Hess            expires 3/94
    Glomar Arctic III                1984     1,800 ft.       25,000 ft.   North Sea         -                      available

    Drillship
    Glomar Robert F. Bauer           1983     2,500 ft.       25,000 ft.   Indonesia        WAPET                   expires 11/94

    Concrete Island Drilling System
    Glomar Beaufort Sea I (4)        1984        55 ft.       25,000 ft.   Alaska           -                       available

    Rigs Undergoing Refurbishment
    Cantilevered Jackup
    Glomar Adriatic IX               1981       300 ft.       20,000 ft.   Dubai            -                       -
    Glomar Adriatic X                1982       300 ft.       20,000 ft.   Dubai            -                       -

(1) Expiration dates include firm commitments for extensions of current contracts and for new contracts which have not yet commenced.  Expiration dates relate to both term and well-to-well contracts and, as to well-to-well contracts, are estimates only.
(2) Subject to purchase option in favor of charterer.
(3) Contract is firm through May 1994; thereafter, customer may cancel contract upon 60-day prior notice.
(4) Leased from an unaffiliated third party.

     As indicated by the table, 23 of the Company's 25 rigs in service were employed at February 22, 1994, and all but one of the employed rigs were on short-term or well-to-well contracts. No assurance can be made that the Company will be able to obtain drilling contracts for the rigs upon the completion of current contracts.

     Competition and Industry Conditions. The offshore contract drilling industry is a highly competitive and cyclical business.
It is characterized by high capital costs, long lead times for construction of new rigs and numerous industry participants, none of which has a significant market share but several of which have substantially greater financial resources than the Company. Offshore drilling rigs have few alternative uses and, because of their nature and the environment in which they work, have relatively high maintenance costs whether employed or unemployed. Contracts are awarded on a competitive bid basis and, while an operator selecting a rig may consider, among other things, quality of service and equipment, the current oversupply of rigs has led to a market in which intense price competition is the primary factor in determining which qualified contractor is awarded a job. In addition, the Company's offshore drilling business is subject to the usual risks associated with having a limited number of customers for its services.

     Since 1982, the offshore contract drilling market has been adversely affected by a supply of offshore rigs that has significantly exceeded the demand for such equipment as well as by a reduced level of demand generally for such equipment. The reduced demand principally has been the result of low oil and gas prices, an oversupply of oil and domestic natural gas, reductions in the exploration and development expenditures of the Company's customers, and prolonged uncertainty and volatility in oil and gas prices. Over the last two years, however, the spot market price of domestic offshore natural gas at the wellhead has increased significantly from a low of $0.90 per thousand cubic feet in February 1992 to a recent price of $2.18 per thousand cubic feet as of January 31, 1994. Given the historic volatility in gas prices, there can be no assurance that current prices will be sustained. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries ("OPEC"), are likely to continue to cause oil price volatility. Factors which influence demand for the Company's services include the ability of OPEC to set and maintain production levels and prices, the level of production by non-OPEC countries, worldwide demand for oil and gas, and contract and other terms sought by various governments to explore and develop oil, gas and other hydrocarbons within their offshore waters. The Company cannot predict the timing or extent of any improvement in the industry or the future level of demand for the Company's drilling services.

     The Company believes that an increasing number of its customers are seeking to establish continuing relationships with a relatively small number of preferred drilling contractors. This represents a departure from the traditional approach of seeking bids for each drilling contract from a large number of contractors. The Company further believes that preferred contractor status is being and will continue to be conferred upon those contractors who provide the highest quality and the greatest range of services. More specifically, the Company expects that contracts increasingly will be awarded to contractors who are certified under a recognized standard such as the ISO 9000 series of standards and who are able to perform the role of general contractor rather than just the traditional drilling contractor's role of providing a rig and crew.

     With respect to its North Sea, European and North African operations, the Company recently received certification under ISO 9002/British Standard 5750, part 2, and European Norm 29002. While only four of the Company's major competitors are currently believed to be so certified, the Company believes that others are seeking certification.

     The Company, as well as several of its offshore drilling competitors and other oil service companies, has started offering a greater range of services as general contractors under arrangements variously described as "partnering," "full service contracting," and "integrated drilling services" arrangements, among others. When the Company acts as a general contractor, it provides planning, engineering and management services beyond the scope of its traditional contract drilling business, and thereby assumes greater liability. The Company drilled one well in 1992 as general contractor and is actively seeking similar arrangements with other customers.

     Rig Utilization. The average utilization rate for a period is based on the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work. For the year ended December 31, 1993, the Company's average utilization rate for its drilling fleet was 87 percent compared to an average utilization rate of 78 percent in 1992. As of February 22, 1994, the Company's utilization rate was 92 percent. The Company anticipates that contracts on 13 of the Company's 23 rigs under contract as of February 22, 1994, will expire at varying times on or prior to April 30, 1994. No assurance can be made that the Company will obtain drilling contracts for the two rigs that are currently available or for its other rigs upon the completion of existing contracts. Short-term contracts have been typical in the industry for the past decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions in the normal course of business.

     As of December 31, 1993, all of the Company's twelve rigs in the Gulf of Mexico were employed. As of that date, the industry utilization rate in the Gulf of Mexico was 78 percent compared with a rate of 72 percent as of December 31, 1992. Revenues from this market accounted for 38 percent, 7 percent and 15 percent of the Company's contract drilling revenues in 1993, 1992, and 1991, respectively.

     As of December 31, 1993, all three of the Company's rigs in the North Sea were employed. As of that date, the industry utilization rate in the North Sea was 82 percent compared with a rate of 78 percent as of December 31, 1992. Revenues from this market accounted for 28 percent, 46 percent and 49 percent of the Company's contract drilling revenues in 1993, 1992, and 1991, respectively.

     As of December 31, 1993, all three of the Company's rigs offshore West Africa were employed. As of that date, the industry utilization rate offshore West Africa was 75 percent compared with a rate of 79 percent as of December 31, 1992. Revenues from this market accounted for 16 percent, 23 percent and 19 percent of the Company's contract drilling revenues in 1993, 1992, and 1991, respectively.

     The following table sets forth the size and average utilization rate of the Company's fleet.

                                     1993  1992  1991  1990  1989
Rigs in fleet at year-end            25    25    27    27    27
Average rig utilization              87%   78%   86%   90%   70%

     The following tables show, for each of the Company's four principal groups of drilling rigs and each of the major geographic areas in which the Company operates, the number of contract months available, the number of contract months under firm commitments and the percentage of available months committed as of December 31, 1993, determined on the basis of executed contracts as of that date, excluding customer option periods. The number of rigs in each category is indicated in parenthesis. As of December 31, 1993, none of the Company's rigs were committed beyond 1994.

                                                       1994
                                     Rig Contract   Rig Contract   Percentage
                                         Months        Months      Committed/
                                       Available     Committed     Available
Jackups (21)                              252            92            37%
Semisubmersibles (2)                       24             2             8%
Drillships (1)                             12             9            75%
CIDS (1)                                   12             -             -

    Total                                 300           103            34%

                                                        1994
                                      Rig Contract   Rig Contract  Percentage
                                         Months         Months     Committed/
                                        Available     Committed    Available
Gulf of Mexico (12)                       144            50            35%
West Africa (3)                            36            10            28%
North Sea (3)                              36             5            14%
Other (7)                                  84            38            45%

    Total                                 300           103            34%

     The numbers of rigs in the preceding table reflect their locations as of December 31, 1993.

     As of December 31, 1993, the Company's marine drilling revenue backlog was approximately $102 million, $90 million of which will be realized in 1994. The portion of the Company's backlog which will be realized subsequent to 1994 relates to a customer's rig which the Company manages under a long-term contract. The marine drilling revenue backlog at December 31, 1992, was $110 million.

     Drilling Contracts and Major Customers. Each of the Company's drilling rigs is employed under an individual contract which extends over a period of time covering either a stated term or the time required to drill a well or number of wells. While the final contract for employment of a rig is the result of negotiations between the Company and the customer, most contracts are awarded based upon competitive bidding. The rates specified in drilling contracts are generally on a per day basis, payable in U.S. dollars, and vary depending upon the equipment and services supplied, the areas involved, the duration of the work, competitive conditions and other variables. The contracts provide for a basic dayrate during drilling operations, with lower rates for periods of equipment breakdown, adverse weather, or other conditions which may be beyond the control of the Company. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed amounts, or for no payment during the redeployment period. As a result of competitive conditions within the industry, the Company is, in certain cases, paying the cost of mobilizing to and/or demobilizing from an operating area, thus reducing further the Company's operating margins. A contract may be terminated by the customer if the rig is destroyed or lost, if drilling operations are suspended for a specified period of time due to a breakdown of major equipment or, in some cases, if other events occur that are beyond the control of either party.

     The Company's offshore contract drilling business is subject to the usual risks associated with having a limited number of customers for its services. In 1993, one customer provided $29.2 million, or 11 percent, of consolidated revenues. In 1992, one customer provided $37.8 million and another customer provided $34.0 million, representing 15 percent and 13 percent, respectively, of
consolidated revenues.   In 1991, no single customer provided more
than 10 percent of consolidated revenues.

     Operational Risks and Insurance. The Company's operations are subject to the usual hazards incident to the drilling of oil and gas wells, such as blowouts, explosions, oil spills and fires, which can severely damage or destroy equipment or cause environmental damage. The Company's activities are also subject to perils peculiar to marine operations, such as collision, grounding and damage or loss from severe weather. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

     The Company maintains insurance coverage against certain general and marine public liability, including liability for personal injury, in the amount of $200 million, subject to a self-insured retention of no more than $250,000 per occurrence. In addition, the Company's rigs and related equipment are separately insured under hull and machinery policies against certain marine and other perils, subject to a self-insured retention generally of no more than $250,000 per occurrence. The Company's current practice is to insure each rig for its market value. Although each rig is insured for more than its carrying value, the Company's insurance may not cover all costs that would be required to replace each rig. In certain cases, the Company maintains insurance against loss due to war, political risks and loss of hire. The Company purchases the majority of the insurance protecting it from the consequences of these hazards from the marine and energy insurance market. This market historically is cyclical in nature, and over the past few years it has experienced a decline in capacity of available insurance resulting in increased premiums and reduced coverage for the Company. In particular, as a result of historical claims involving damage to the "spud cans" (i.e., the bases of the legs of jackup rigs) of certain of the Company's jackup drilling units, insurers have imposed a $2.0 million annual aggregate deductible for physical damage and have excluded business interruption coverage with respect to spud can damage incurred after May 3, 1992. In addition, the deductible for rig business interruption claims has been increased from 14 days to 30 days. The Company currently purchases rig business interruption insurance with respect to 14 rigs. All of the Company's rigs which are operated internationally are presently insured against loss due to war, including terrorism. The Company's insurance coverage does not protect against loss of revenues except in the limited instances described above.

     The Company is permitted under the terms of the rig mortgages securing the Senior Secured Notes to change the limits on its general and marine public liability insurance to $150 million, and to be subject, with respect to such liability insurance and its marine hull and machinery insurance, to self-insured retention amounts of up to $1 million per occurrence. In addition, the indenture governing the Senior Secured Notes contains certain restrictions regarding the use of insurance proceeds realized by the Company due to the loss of any Company-owned rig, other than the Glomar Baltic I, the Glomar Adriatic IX and the Glomar Adriatic X.

     None of the above policies cover liability for pollution or environmental damage. In connection with the Company's offshore contract drilling operations, the Company is generally indemnified against pollution and environmental liability by its customers and, in any event, maintains insurance against such liabilities (other than such liabilities assumed by the Company by contract for damages caused by third parties) in the amount of $50 million per occurrence, subject to a self-insured retention of $200,000. In the case of ADTI's turnkey drilling operations, the Company maintains insurance against pollution and environmental damage in an amount of $20 million per occurrence, subject to a self-insured retention of $200,000. Under turnkey drilling contracts, ADTI generally assumes the risk of pollution and environmental damage, but on occasion receives indemnification from the customer for environmental and pollution liabilities in excess of the Company's insurance coverage of $20 million. In many instances, however, ADTI is not indemnified by its customers for pollution and environmental damage. Furthermore, ADTI is not insured against certain drilling risks that could result in delays or the nonperformance of a turnkey drilling contract.

     The occurrence of a significant event, including pollution or environmental damage, not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations, could materially and adversely affect the Company's operations and financial condition. Moreover, no assurance can be made that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. See "-- Governmental Regulation and Environmental Matters."

     Foreign Operations. A significant portion of the Company's revenues is attributable to drilling operations in foreign countries. Such activities accounted for 44 percent, 71 percent and 65 percent of the Company's total revenues in 1993, 1992 and 1991, respectively. Risks associated with the Company's operations in foreign areas include risks of war and civil disturbances or other risks that may limit or disrupt markets, expropriation, nationalization, renegotiation or nullification of existing contracts, foreign exchange restrictions and currency fluctuations, foreign taxation, changing political conditions and foreign and domestic monetary policies. To date, the Company has experienced no material loss as a result of any of these factors.
Additionally, the ability of the Company to compete in the international drilling market may be adversely affected by foreign governmental regulations which favor or require the awarding of drilling contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, foreign governmental regulations, which may in the future become applicable to the industry served by the Company, could reduce demand for the Company's services, or such regulations could directly affect the Company's ability to compete for customers.

     Governmental Regulation and Environmental Matters. The Company's business is affected by changes in public policy and by federal, state, foreign and local laws and regulations relating to the energy industry. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental and other policy reasons adversely affects the Company's operations by limiting available drilling and other opportunities in the energy service industry.

     The Company's operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. For example, the Company, as an operator of mobile offshore drilling units in navigable United States waters and certain offshore areas, including the Outer Continental Shelf, is liable for damages and for the cost of removing oil spills for which it may be held responsible, subject to certain limitations. The Company does not believe that environmental regulations have had any material adverse effect on its capital expenditures, results of operations or competitive position to date, and presently does not anticipate that any material expenditures will be required to enable it to comply with existing laws and regulations. It is possible, however, that modification of existing regulations or the adoption of new regulations in the future, particularly with respect to environmental and safety standards, could have such a material adverse effect on the Company's operations.

     The U.S. Oil Pollution Act of 1990 ("OPA '90") and similar legislation enacted in Texas, Louisiana and other coastal states address oil spill prevention and control and significantly expand liability exposure across all spectrums of the oil and gas industry. The Company is of the opinion that it maintains sufficient insurance coverage to respond to the added exposures.

     OPA '90 also mandates increases in the amounts of financial responsibility that must be certified with respect to mobile offshore drilling units and offshore facilities (e.g., oil and gas production platforms) operating in U.S. waters. The increased amounts are $15 million per occurrence for operators of mobile offshore drilling units and $150 million per occurrence for operators of offshore facilities. The U.S. Coast Guard is responsible for promulgating regulations implementing the new financial responsibility requirements with respect to mobile offshore drilling units. Regulations were proposed in August 1991, the comment period expired in January 1992, and the Coast Guard is presently reviewing its proposals. These regulations, if adopted as proposed, would, as a practical matter, preclude the use of insurance as evidence of financial responsibility. In effect, the regulations would require the Company and most other drilling contractors and lease operators to post cash bonds or provide evidence of adequate U.S.-based net worth, thereby making it more difficult or, depending on factors such as financial strength and market conditions, impossible for many of such companies to operate in U.S. waters. No assurance can be made that the Company will be able to satisfy the financial responsibility requirements for many of operators of mobile offshore drilling units under the regulations as proposed or eventually promulgated, and its inability to do so might have a material adverse effect on its operations and financial condition. Although concerned industry groups have requested that the proposed regulations or OPA '90 be modified to allow insurance of the type maintained by the Company to satisfy the financial responsibility requirements, the Company does not know to what extent, if any, the proposals will be modified, and it does not know when the final regulations will go into effect. During 1993, 45 percent of the Company's contract drilling revenues were attributable to operations in U.S. waters, and, as of February 22, 1994, 14 of the Company's 25 rigs in service were located in U.S. waters.

     The Department of the Interior ("DOI") is responsible for promulgating regulations implementing the new financial responsibility requirements with respect to offshore facilities, and its regulations are not expected to be finalized until 1995. The Minerals Management Service of the DOI issued an Advance Notice of Proposed Rulemaking in 1993 which contemplated regulations for offshore facilities similar to the Coast Guard regulations. The DOI solicited comments from the offshore oil industry with respect to the proposed regulations, which will also be subject to review and comment before adoption. The DOI regulations, with the regulations promulgated by the Coast Guard (if adopted in their proposed form), could adversely affect Challenger Minerals Inc., the Company's wholly-owned oil and gas producing subsidiary ("CMI"), Global Marine Oil & Gas Company ("GMOG"), GMDC and ADTI. CMI presently operates an offshore production platform, GMOG anticipates operating production platforms in the future, and ADTI's business and GMDC's operations in the Gulf of Mexico are largely dependent on oil and gas companies' drilling activities which, in turn, ultimately depend on these companies' ability to operate offshore facilities. To the extent OPA '90 and these regulations have the effect of precluding the use of insurance as evidence of financial responsibility, operators of offshore facilities would be subject to the same types of concerns discussed above with respect to operators of mobile offshore drilling units. The Company cannot predict the exact nature or effect of any regulations promulgated under OPA '90.

     Drilling Management Services. The Company provides drilling management services through ADTI and GMDC, which are wholly-owned subsidiaries. On a turnkey basis, the Company assumes responsibility for the design and execution of specific offshore drilling programs for oil and gas operators who require drilling expertise. The Company will agree under certain conditions to deliver a logged or loggable hole to an agreed depth for a guaranteed price. Under such an arrangement, compensation to the Company is contingent upon satisfactory completion of the drilling program.

     The demand for drilling management services has been impacted by low oil prices, the oversupply of oil, prolonged uncertainty in oil and gas prices, and reductions in exploration and development expenditures of customers. The Company competes with other industry participants, several of which have substantially greater resources than the Company. In addition, the Company's drilling management services business is subject to the usual risks associated with having a limited number of customers for its services.

     Through December 31, 1993, the Company had completed 126 turnkey wells, including 18 in 1993, 10 in 1992, and 16 in 1991.

OIL AND GAS OPERATIONS

     Oil and gas exploration, development and production activities are conducted through Challenger Minerals Inc. and Global Marine Oil and Gas Company, each of which is a wholly-owned subsidiary of the Company. Such activities primarily include participation in the development and operation of properties for oil and gas production. In addition, the Company has, on occasion, incurred through ADTI and other subsidiaries certain limited exploration and leasehold acquisition costs in connection with its turnkey drilling operations. Substantially all of the Company's oil and gas activities are conducted in the United States offshore Louisiana and Texas in the Gulf of Mexico and onshore in Louisiana, Oklahoma and Texas.

     Capital Expenditures for Oil and Gas Operations. Capital expenditures related to the Company's oil and gas activities were as follows:

                                     1993      1992     1991    1990     1989
                                                   (In millions)
Exploration costs                   $ 2.2     $ (.7)*   $  .3  $   .5    $   -
Acquisition of properties              .6         -        .1      .3        -
Development costs                      .3       2.4       1.7     3.7      2.5

Oil and Gas Capital Expenditures    $ 3.1     $ 1.7     $ 2.1   $ 4.5    $ 2.5

  * The 1992 exploration costs were negative as a result of the deferral of profit attributable to drilling contracts on oil and gas properties in which the Company had working interests and was the operator. (See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.)

     The Company does not expect oil and gas capital expenditures in 1994 to exceed $6 million.

     Sales Prices and Production Costs. The following table summarizes the Company's sales prices and production costs:

                                                            1993    1992     1991
Average sales prices:
   Gas (per MCF)                                           $ 1.98  $ 1.60   $ 1.52
   Oil (per barrel)                                        $16.89  $19.43   $20.16
Average production cost:
   Oil and Natural Gas (per BTU equivalent MCF of gas)     $  .37  $  .30   $  .28

     Productive Wells. The following table summarizes the Company's gross and net wells as of December 31, 1993, including those that are producing and those that are shut-in but capable of producing:

                                             Gross Wells         Net Wells
                                             Oil     Gas      Oil         Gas
Offshore
   Louisiana                                  12      5        1.61      .77
   Texas                                       -     19           -     3.22
     Total offshore                           12     24        1.61     3.99

Onshore
   Louisiana                                   -      2           -      .13
   Oklahoma                                    2      -         .14        -
   Texas                                       -      1           -      .11
     Total onshore                             2      3         .14      .24

     Total                                    14     27        1.75     4.23

     For purposes of the tables included in this report, a gross well or a gross acre is a well or acre in which a working interest is owned by the Company. A net well or net acre is used to show the cumulative total of the Company's fractional working interests in one or more wells or acres.

     Developed and Undeveloped Acreage.   The following table
summarizes the Company's developed and undeveloped acreage as of December 31, 1993:

                           Developed Acreage         Undeveloped Acreage
                        Gross Acres   Net Acres    Gross Acres     Net Acres

Offshore
   Louisiana               19,323       3,356         26,549         3,989
   Texas                   10,280       2,023              -             -
     Total offshore        29,603       5,379         26,549         3,989
Onshore
   Louisiana                  845          75              -             -
   Oklahoma                    64          18              -             -
   Texas                      325          74              -             -
     Total onshore          1,234         167              -             -

     Total                 30,837       5,546         26,549         3,989

     Drilling Activities. The following table shows the Company's gross and net exploratory and development wells drilled during the years indicated:

                             1993           1992           1991
                         Gross   Net    Gross   Net     Gross  Net
Exploratory
   Gas                     1    .20       2     .29       1    .15
   Dry                     4    .88       -       -       1    .20
Development
   Oil                     -      -       -       -       1    .13
   Gas                     -      -       2     .30       1    .28
   Dry                     -      -       -       -       -      -
Total
   Productive*             1    .20       4     .59       3    .56
   Dry                     4    .88       -       -       1    .20

                           5   1.08       4     .59       4    .76

______________
* Includes wells that are shut-in but capable of producing.

     At December 31, 1993, the Company was not participating in the drilling or completing of any wells.

     Industry Conditions and Regulation. The Company experiences competition from other oil and gas companies in all phases of its operations. Many competing companies have substantially greater financial and other resources than the Company. The Company's business has been adversely affected by the same oil and gas market conditions which resulted in the decline of the offshore drilling market following the 1986 collapse in oil prices. A worldwide surplus of oil has affected and continues to affect the prices received for the Company's oil production.

     The Company's oil and gas production operations and economics are also affected by governmental regulation of production, the use and allocation of oil and natural gas, the extent of domestic production and the level of imports, prices of competitive fuels, fluctuation in demand in the Company's market areas due to excess supplies of oil as well as seasonal demand factors, tax and other laws relating to the petroleum industry and the changes in such laws, and by constantly changing administrative regulations.

     The Company's domestic natural gas sales continue to be subject in varying degrees to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act and the Natural Gas Policy Act of 1978. Pursuant to these statutes, certain domestic natural gas production is subject to maximum lawful price ceilings applicable to first sales. During 1993, market prices were generally below the price ceilings. Approval by the FERC continues to be required for both the commencement and abandonment of certain sales, and the FERC has general investigatory and other powers.

     Production Regulations and Environmental Matters. State and federal laws affect production in various ways, including requiring permits for the drilling of wells, regulating the spacing of wells, the prevention of waste of oil and gas resources, regulating the rate of production, the prevention and clean-up of pollution, and other matters. The Company's operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company believes such matters have not had any material effect on its capital expenditures, results of operations or competitive position.

EMPLOYEES

     The Company had approximately 1,500 employees at December 31, 1993. The Company requires highly skilled personnel to operate its drilling rigs. In recognition of this, the Company conducts extensive personnel training and safety programs.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age as of December 31, 1993, and office or offices currently held by each of the executive officers of the Company are as follows:

    Name                    Age   Office or Offices

    David A. Herasimchuk     51   Vice President, Market Development
    Thomas R. Johnson        45   Vice President and Corporate Controller
    Gary L. Kott             51   President and Chief Operating
                                  Officer, Global Marine Drilling Co.
    C. Russell Luigs         60   Chairman of the Board, President and
                                  Chief Executive Officer
    Jon A. Marshall          42   President, Applied Drilling
                                  Technology Inc. and Challenger
                                  Minerals Inc.
    Jerry C. Martin          61   Senior Vice President and Chief
                                  Financial Officer
    James L. McCulloch       41   Vice President and General Counsel
    John G. Ryan             41   Chairman and Chief Executive
                                  Officer, Global Marine Drilling Co.,
                                  and Corporate Secretary of the
                                  Company
    Robert E. Sleet, Jr.     47   Vice President and Treasurer

     Officers each serve for a one-year term or until their successors are elected and qualified to serve. Each executive officer's principal occupation has been as an executive officer of the Company for more than the past five years, with the exception of Messrs. Marshall and McCulloch. Mr. Marshall has served in his present position since April 1992. From 1990 to April 1992, he was Applied Drilling Technology's Vice President of Operations, prior to which he held various operating positions with Applied Drilling Technology Inc. and with Global Marine Drilling Co. Mr. McCulloch has served in his present position since May 1993 and has had general supervision of the Company's legal affairs since February 1993, prior to which he was the Company's Vice President, Litigation and Risk Management.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1993.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.10 par value per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "GLM." At January 31, 1994, there were 10,775 stockholders of record of the Common Stock. The high and low sales prices of the Common Stock as reported on the New York Stock Exchange Composite Transactions Tape for each full quarterly period within the past two years appear under "Consolidated Selected Quarterly Financial Data" on page 49 of this Annual Report on Form 10-K.

     The Company has not declared any dividends on Common Stock since February 1985. Subject to the preferential dividend rights of holders of the Company's preferred stock, if any, the holders of the Common Stock will be entitled to receive when, as and if declared by the Board of Directors out of funds legally available therefor, all other dividends payable in cash, in property, or in shares of Common Stock. The indenture governing the Senior Secured Notes contains certain restrictions with respect to the payment of dividends on the Common Stock (other than stock dividends). (See
Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.) It is not expected that dividends will be declared or paid on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
                                    GLOBAL MARINE INC. AND SUBSIDIARIES
                                              FIVE-YEAR REVIEW
                               (Dollars in millions, except per share data)



                                                      1993           1992          1991          1990          1989
Financial Performance
Revenues:
  Contract drilling                               $    203.1   $      216.5      $  252.6      $  220.4      $  147.7
  Turnkey drilling                                      59.9           27.9          37.4          42.4          30.5
  Elimination                                           (5.6)          (3.4)         (2.9)         (6.4)         (3.2)
     Total marine drilling                             257.4          241.0         287.1         256.4          175.0
  Oil and gas                                           11.6           19.3          28.1          25.4           13.2
     Total revenues                               $    269.0   $      260.3      $  315.2      $  281.8      $   188.2

Operating income (loss):
  Contract drilling                                      4.5   $       28.2(2)   $   49.2      $   18.7      $   (15.6)
  Turnkey drilling                                       9.8            0.2           4.8           2.1            7.2
  Elimination (1)                                       (2.2)          (2.4)         ( .3)            -              -
    Total marine drilling                               12.1           26.0          53.7          20.8           (8.4)
  Oil and gas                                            5.3            3.2           9.1          10.8            4.3
  Corporate expenses                                   (14.2)         (13.5)        (13.7)        (13.3)         (11.3)
    Total operating income (loss)                        3.2           15.7          49.1          18.3          (15.4)

Other income (expense):
  Interest expense                                     (32.1)         (43.6)        (49.9)        (53.9)         (54.8)
  Interest income                                        2.7            2.8           3.5           5.4            8.8
  Litigation settlement                                    -           55.0             -             -              -
  Other                                                    -            0.7           0.8          (4.3)           1.9
     Total other income (expense)                      (29.4)          14.9         (45.6)        (52.8)         (44.1)

  Income (loss) before income taxes                    (26.2)          30.6           3.5         (34.5)         (59.5)
Income tax expense                                        .3            3.1           2.5           1.3            2.0
  Income (loss) before extraordinary item and
     cumulative effect of accounting changes           (26.5)          27.5           1.0         (35.8)         (61.5)
  Extraordinary gain on extinguishment of debt             -           28.3             -             -              -
  Cumulative effect of accounting changes, net             -            1.4             -             -              -
     Net income (loss)                               $ (26.5)       $  57.2      $    1.0     $   (35.8)      $  (61.5)

Net income (loss) per common share:
  Before extraordinary item and cumulative
     effect of accounting changes                    $  (0.17)       $ 0.24      $   0.01     $  (0.35)       $  (0.61)
  Extraordinary gain on extinguishment of debt              -          0.24             -            -               -
  Cumulative effect of accounting changes, net              -          0.01             -            -               -
     Net income (loss) per common share              $  (0.17)       $ 0.49      $   0.01     $  (0.35)       $  (0.61)

Average common shares outstanding                       152.0         116.3         109.2        102.6           100.0
Dividends declared per common share (3)              $      -        $    -      $      -     $      -        $      -
Cash flow provided by (used in) operations           $    (.7)       $ 66.0      $   66.7     $   42.7        $   23.7
Capital expenditures                                 $   40.6        $ 20.9      $   22.7     $   19.3        $    9.9

Financial Position (end of year)
Working capital                                      $  107.2        $  30.7     $   88.4     $   71.5        $   67.5
Net properties                                       $  314.6        $ 318.0     $  353.7     $  378.2        $  401.6
Total assets                                         $  492.9        $ 479.9     $  523.7     $  543.7        $  572.8
Long-term debt, including current maturities         $  225.0        $ 249.0     $  391.8     $  444.7        $  454.8
Shareholders' equity                                 $  205.4        $ 154.5     $   44.6     $     .9        $   12.9

Operational Data
Proved oil and gas reserves (end of year) (4)           2,133          2,917        3,739        7,884          10,027
Oil and gas production (4)                                914          1,841        2,842        2,158           1,126
Average rig utilization (5)                                87%            78%          86%          90%             70%
Total rigs in drilling fleet (end of year)                 25             25           27           27               27
Number of employees (end of year)                       1,500          1,500        1,900        1,700           1,600

(1) Deferral of turnkey profit on oil and gas wells drilled on properties in which the Company had an economic interest and was the operator.
(2) Contract drilling operating income for 1992 includes a net gain of $10.9 million relating to the sale of two offshore drilling rigs.
(3) The indenture governing the Senior Secured Notes contains certain restrictions with respect to the payment of dividends on the Common Stock (other than stock dividends). See Note 6 of Notes to Consolidated Financial Statements.
(4) Barrels of oil equivalent, in thousands, applying a BTU conversion factor of six MCF of gas per barrel of oil.
(5) The average utilization rate for a period is based on the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Summary

     For 1993, the Company reported operating income of $3.2 million, compared to operating income of $15.7 million for 1992. The prior-year period includes an $11.0 million gain on the sale of one of the Company's offshore drilling rigs, the Glomar High Island
VI. Aside from the sale of the High Island VI, the decline in operating results is attributable to lower contract drilling dayrates and utilization in the North Sea and higher expense associated with rig relocations, partially offset by higher contract drilling dayrates and utilization in the Gulf of Mexico, and by improvements in turnkey drilling and oil and gas. The turnkey drilling operating income increased to $9.8 million for 1993 from $0.2 million in 1992, primarily due to completing 18 turnkey wells in 1993 compared to 10 turnkey wells in 1992. The 1993 turnkey wells also had, on average, higher gross margins. Oil and gas operating income increased from $3.2 million in 1992 to $5.3 million in 1993, despite lower revenues, primarily due to a lower depletion rate as a result of property sales.

     The Company's operating income of $15.7 million in 1992 decreased from $49.1 million in 1991. Excluding the gain on the sale of the rig noted above, the decrease in operating income was attributable to lower average dayrates and rig utilization, lower volumes of oil and gas produced, lower oil prices and decreased turnkey drilling.

     Data relating to the Company's operations by business segment follows:

                                           Increase/              Increase/
                                 1993      (Decrease)     1992    (Decrease)      1991
                                                 (Dollars in millions)
Revenues:
   Marine drilling:
   Contract drilling            $203.1        (6%)        $216.5      (14%)      $252.6
   Turnkey drilling               59.9       115%           27.9      (25%)        37.4
   Intrasegment elimination       (5.6)                     (3.4)                  (2.9)
    Total marine drilling        257.4         7%          241.0      (16%)       287.1
 Oil and gas                      11.6       (40%)          19.3      (31%)        28.1
    Total revenues              $269.0         3%         $260.3      (17%)      $315.2

Operating income:
 Marine drilling:
   Contract drilling            $  4.5       (84%)        $ 28.2      (43%)      $ 49.2
   Turnkey drilling                9.8         N/M(2)        0.2      (96%)         4.8
   Elimination (1)                (2.2)                     (2.4)                   (.3)
    Total marine drilling         12.1       (53%)          26.0      (52%)        53.7
 Oil and gas                       5.3        66%            3.2      (65%)         9.1
 Corporate expenses              (14.2)        5%          (13.5)      (1%)       (13.7)
    Total operating income     $   3.2       (80%)        $ 15.7      (68%)      $ 49.1

 (1) Deferral of turnkey profit on oil and gas wells drilled on properties in which the Company had an economic interest and was the operator.
 (2) The percentage change results in a figure which, because of its magnitude, is not meaningful.

     Although certain drilling markets have shown marked improvement over the past year, most notably the U.S. Gulf of Mexico, the offshore drilling industry overall has been characterized by an oversupply of and low demand for rigs, resulting in low dayrates and operating margins. As a result, the Company reported a net loss of $26.5 million for 1993, as compared with a net loss of $37.1 million for 1992, excluding nonrecurring gains and income, and net income of $1.0 million for 1991.

Marine Drilling Operations

     Contract drilling. Data with respect to the Company's contract drilling operations follows:

                                                   Increase/                 Increase/
                                       1993        (Decrease)       1992     (Decrease)    1991
                                        (Dollars in millions, except for fleet average dayrate)

Contract drilling revenues by area:
   Gulf of Mexico                     $ 76.4          390%          $ 15.6      (59%)      $ 37.9
   North Sea                            57.2          (43%)          100.3      (19%)       123.4
   West Africa                          31.6          (37%)           50.5        5%         47.9
   Other                                37.9          (24%)           50.1       15%         43.4
      Total                           $203.1           (6%)         $216.5      (14%)      $252.6

Average rig utilization                   87%                           78%                    86%
Fleet average dayrate                $25,400                       $27,600                $29,300

     Revenues from the Gulf of Mexico increased to $76.4 million in 1993 from $15.6 million in 1992, as indicated in the table above. The increase resulted from the redeployment to the Gulf of (i) one rig from the Mediterranean in November 1992, (ii) two rigs from West Africa in April 1993, (iii) three rigs from the North Sea, one in April 1993, one in June 1993 and another in November 1993, and (iv) two rigs acquired in September 1993 from Transocean Drilling AS, as more fully described below, as well as from higher dayrates and higher rig utilization in the Gulf of Mexico. The decrease in revenues attributable to the North Sea was due to the decline in North Sea dayrates, the redeployment of the three rigs from the North Sea to the Gulf of Mexico, and the completion of a management contract with respect to another company's rig. The decrease in revenues attributable to offshore West Africa was primarily the result of the sale of the Glomar Biscay II in the first quarter of 1993 and the redeployment of the two rigs from offshore West Africa to the Gulf of Mexico in April 1993. The decline in revenues in the "Other" category for 1993 compared to 1992 was due to the sale of the Glomar Biscay I and the Glomar Atlantic in the fourth quarter of 1992 and the first quarter of 1993, respectively.

     Revenues from the Gulf of Mexico decreased during 1992 compared to 1991 due to the sale of the Glomar High Island VI in the first quarter of 1992 and to lower dayrates and utilization resulting from the decline in domestic natural gas prices during 1991 and the first quarter of 1992. The decrease in 1992 revenues attributable to the North Sea as compared to 1991 was due to the redeployment of one rig from the North Sea to the Gulf of Mexico in November 1991 and to lower dayrates and utilization.

     As of December 31, 1993, the worldwide industry utilization rate for competitive offshore rigs was 83 percent, with 98 of the 577 worldwide rigs unemployed. The offshore drilling markets in which the Company participates continue to be characterized by contracts that are, generally, of a short-term or well-to-well nature, as they have been for the past several years. The Company anticipates that contracts on 13 of the Company's 23 rigs under contract as of February 22, 1994, will expire at varying times on or prior to April 30, 1994. No assurance can be made that the Company will obtain drilling contracts for the two rigs that are currently available or for its other rigs upon the completion of existing contracts. Short-term contracts have been typical in the industry for the past decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions in the normal course of business.

     Drilling activity in the U.S. Gulf of Mexico increased in 1993, coinciding with the increase in domestic natural gas prices. This increase in drilling activity has resulted in an average industry utilization rate for this area of 77 percent for 1993 compared to 51 percent for 1992. Given the historic volatility in gas prices, no assurance can be made that current prices will be sustained. In 1993 the spot market price of domestic offshore natural gas at the wellhead ranged from a low of $1.49 per thousand cubic feet in January to a high of $2.54 in April. As of January 31, 1994, the price was $2.18 per thousand cubic feet. The Company has twelve rigs in the Gulf of Mexico, all of which were employed as of February 22, 1994.

     In the North Sea, the average industry utilization rate for 1993 decreased to 80 percent from 82 percent in 1992. As of February 22, 1994, the Company had three rigs in the North Sea, two of which were under contract.

     In the United Kingdom, a reduction in tax relief for exploration and appraisal expenditures has further depressed the outlook for a market already weakened by reduced exploration activity. The U.K. currently levies a petroleum revenue tax ("PRT") on revenue derived from the extraction of oil and natural gas from the U.K. sector of the North Sea. A company is permitted to reduce the amount of PRT it owes by taking as a credit against its revenues certain of its expenditures used to explore for oil and natural gas in the U.K. On March 16, 1993, the Chancellor of the Exchequer announced certain proposed changes in the PRT. These changes, which were implemented in 1993, among other things, (i) reduced the rate of PRT from 75 percent to 50 percent on revenues derived from existing fields; (ii) abolished the PRT for new fields, defined as those for which development consent is received after March 15, 1993; and (iii) eliminated the credit attributable to exploration costs. The Company cannot predict what effect, if any, these changes in the PRT might have on the demand for offshore drilling rigs in the U.K. sector of the North Sea or on the Company.

     As a result of the market conditions and the legislation discussed above, the outlook for North Sea activity remains uncertain.

     In West Africa, a renewal of the civil war in Angola and a reduction of the Nigerian national oil company's participation in ongoing projects have caused a reduction in the demand for offshore drilling rigs. Average industry utilization rates offshore West Africa declined to 72 percent for 1993 from 83 percent for the prior year. All three of the Company's rigs in this area were employed as of February 22, 1994.

     The Company has recently taken a number of steps to strengthen its position within its markets. In September 1993, the Company acquired from Transocean Drilling AS, a Norwegian drilling contractor ("Transocean"), a 100 percent ownership interest in three 300-foot jackup drilling rigs, the Transocean No. 5, the Transocean No. 6 and the Transocean No. 7, in exchange for a 100 percent ownership interest in the Company's heavy-weather jackup drilling rig, the Glomar Moray Firth I, plus $17.0 million in cash. Under the terms of the transaction, hereafter referred to as the "Transocean Transaction," the parties will share in the aggregate cash flow of the four rigs with approximately 57 percent going to the Company and approximately 43 percent to Transocean (see Note 13 of Notes to Consolidated Financial Statements). The Transocean No. 6 and Transocean No. 7, which were redeployed by the Company from the North Sea to the Gulf of Mexico in August 1993 under a prior management agreement with Transocean, have been renamed the Glomar Adriatic VI and the Glomar Adriatic VII, respectively, and are currently being marketed and managed by the Company in the Gulf of Mexico. The Transocean No. 5 is operating under Transocean's management in Abu Dhabi pursuant to a pre-existing contract expected to continue through January 1995; thereafter, the customer has options which may extend the contract through the first quarter of 1996. The Glomar Moray Firth I, which has been renamed the Transocean No. 9, is under contract through March 1994 in the North Sea. The revenue sharing arrangement with Transocean improves the Company's access to the Norwegian North Sea market, where Transocean has a strong presence, and provides the Company with additional exposure in the strengthening U.S. Gulf of Mexico market.

     Additionally, in April 1993 the Company redeployed three jackup rigs, one from the North Sea and two from offshore West Africa, to the Gulf of Mexico. These three rigs are currently under contract. In May 1993 the Company redeployed another rig, the Glomar Adriatic IV, which had been drilling in the Gulf of Mexico, to Trinidad under a multi-well contract that the Company expects will continue through September 1994. In June and November 1993, the Company redeployed the Glomar Baltic I and the Glomar Adriatic III, respectively, from the North Sea to the Gulf of Mexico, where they are currently under contract. Although the costs of the various redeployments described above have negatively affected operating results for 1993, the Company expects these rigs to generate higher net operating cash flows as a result of their deployment to stronger markets. The Company will consider additional redeployments as market conditions warrant. Since December 1992, the Company also has sold its three oldest drilling rigs, the Glomar Biscay I, the Glomar Biscay II, and the Glomar Atlantic.

     Turnkey Drilling. Turnkey drilling operations reported a $32.0 million increase in revenues and a $9.6 million increase in operating income in 1993 as compared to 1992. This increase resulted from the completion of 18 wells in 1993 compared to 10 in 1992, higher average gross margins on the 1993 wells and a $1.8 million loss incurred on one of the 1992 well completions due to mechanical problems.

     Turnkey drilling operations reported a $9.5 million decrease in revenues and a $4.6 million decrease in operating income in 1992 as compared to 1991. This decrease resulted from the completion of 10 wells in 1992 compared to 16 in 1991 and the $1.8 million loss incurred on one of the 1992 well completions, as noted above.

Oil and Gas Operations

     Data related to the Company's oil and gas production follows:

                                                Increase/             Increase/
                                         1993   (Decrease)   1992    (Decrease)     1991
Gas:
  Production (in millions
    of cubic feet)                        4,557    (55%)     10,055     (37%)      15,910
  Average sale price (per
    thousand cubic feet)                  $1.98     24%       $1.60       5%        $1.52

Oil:
  Production (in barrels)               154,436     (6%)    164,560     (14%)     190,752
  Average sale price (per barrel)        $16.89    (13%)     $19.43      (4%)      $20.16

     Revenues from gas production decreased significantly in 1993 as compared with 1992 despite higher gas prices, primarily due to overproduction in 1992 from one of the Company's primary offshore gas producing properties, Matagorda Island Block 668, in order to make up a prior gas production imbalance between the Company and its working interest partner. Revenues from oil production in 1993 also decreased as compared with 1992 due to lower oil prices, the 1993 sale of an oil producing property, and normal production decline. Despite the decrease in revenues, operating income increased in 1993 as compared with 1992 due to a lower depletion rate resulting from property sales and the attendant reduction in the depletable base, lower overhead expenses and lower lease operating expenses resulting from property sales.

     Oil and gas revenues and operating income for 1992 were lower than for 1991 due to lower volumes of gas and oil produced and lower oil prices, offset in part by slightly higher 1992 gas prices. The decrease in gas volume was primarily attributable to the Company reaching production balance in 1992 with respect to its interest in Matagorda Island Block 668 and to a 1991 lump sum settlement of a gas imbalance on another one of the Company's properties, High Island Block A-567. The decrease in the volume of oil production was due primarily to normal decline.

Other Income and Expense

     Interest expense for 1993 declined by $11.5 million from 1992 due to the reduction in long-term debt resulting from the Company's recapitalization in December 1992 and the retirement of the rig mortgage note for the Glomar Baltic I in August 1993. Interest expense for 1992 declined from 1991 by $6.3 million due to the reduction in long-term debt resulting from debt service payments and from the Company's receipt of Units (as defined in Note 9 of Notes to Consolidated Financial Statements) in connection with the exercise of outstanding warrants to purchase the Company's common stock.

     Interest income in 1993 was approximately equal to interest income in 1992. Interest income in 1992 fell by $0.7 million from 1991 primarily due to lower interest rates earned on the Company's cash and marketable securities balances.

     During 1992, the Company settled its take-or-pay litigation with Transcontinental Gas Pipe Line Corporation, resulting in a gain of $55.0 million.

     Income tax expense of $0.3 million for 1993 consists of $0.8 million in current foreign income tax expense offset by a gain of $0.5 million related to an adjustment to a state income tax liability. Income tax expense of $3.1 million for 1992 consists of $2.8 million and $0.3 million in current foreign and U.S. federal income tax expense, respectively. Income tax expense of $2.5 million for 1991 consists of foreign and state income taxes.

     During 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." The effect of SFAS No. 106 was to decrease 1992 net income by $1.9 million, and the effect of SFAS No. 109 was to increase 1992 net income by $3.3 million, each representing the cumulative effect of the change as of January 1, 1992.

     During 1992, the Company recognized an extraordinary gain of $28.3 million on the early retirement of debt in connection with the Company's recapitalization.

     The Company's net loss for 1993 was $26.5 million compared to net income of $57.2 million for 1992 and net income of $1.0 million for 1991. The Company would have reported a net loss of $37.1 million for 1992 absent the settlement of the Transco litigation, the extraordinary gain on extinguishment of debt and the sale of one of the Company's High Island class jackup rigs.

Liquidity and Capital Resources

     The Company completed a recapitalization (the "Recapitalization") in December 1992 in order to reduce the amount and extend the maturity of its outstanding debt and to reduce its debt service requirements. The Recapitalization was comprised of
(i) the offering and sale of 26,000,000 shares of common stock and a concurrent offering and sale of 12-3/4% Senior Secured Notes due 1999 in an aggregate principal amount of $225.0 million and (ii) the application of the aggregate net proceeds from the offerings, plus a portion of the Company's available funds, to retire long-term debt in the amount of $342.7 million, including interest, at a total reacquisition cost of $314.4 million. In January 1993, the Company sold an additional 3,900,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option and received cash in the amount of $7.8 million, net of expenses.

     In August 1993, the Company completed the sale of 17,250,000 shares of common stock in a public offering and received cash proceeds of $66.4 million, net of expenses. The Company used $17.0 million of the proceeds to complete the Transocean Transaction and $26.0 million to retire the rig mortgage note for the Glomar Baltic I.

     As of December 31, 1993, the Company's long-term debt totaled $225.0 million, as compared to total shareholders' equity of $205.4 million.

     The indenture under which the Senior Secured Notes are issued imposes significant operating and financial restrictions on the Company and provides for the granting of a first lien in favor of the trustee, for the benefit of the holders of Senior Secured Notes, on a significant portion of the Company's material assets. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make certain investments, create liens, sell assets, engage in mergers or acquisitions and make dividends or other payments. The highly leveraged position of the Company and the restrictive covenants contained in and liens provided for under the indenture could significantly limit the ability of the Company to respond to changing business or economic conditions or to respond to substantial declines in operating results.

     The Senior Secured Notes do not require any payments of principal prior to the stated maturity thereof in December 1999, except that the Company is required to make offers to purchase Senior Secured Notes with the proceeds of certain asset sales, upon a change of control, or if the Company's excess cash flow, as defined in the indenture, exceeds certain specified levels. The annual interest on the Senior Secured Notes is $28.7 million, payable semiannually, each June and December.

     Net cash flow from operating activities for the year ended December 31, 1993 was a net use of $0.7 million as compared to a positive $66.0 million in the prior year. Operating cash flow for 1992 included $20.0 million in cash received in the settlement of the Transco litigation. Furthermore, operating cash flow for 1993 included, among other things, the cost of redeploying eight rigs during 1993 as compared with one in 1992 and higher interest payments required under the Company's Senior Secured Notes.

     In February 1994, the Company purchased two jackup drilling rigs for $26.0 million in cash, $1.0 million in notes payable from the rigs' net cash flow, and up to 900,000 shares of Global Marine common stock. The Company anticipates spending an additional $15 million to refurbish and upgrade the rigs over approximately the next 12 months.

     Other capital expenditures for the Company's drilling fleet in 1994 are estimated to be $26 million for capital additions and improvements to the Company's existing drilling fleet and for the possible purchase of another drilling rig. Capital expenditures for the Company's oil and gas operations are estimated to be $6 million in 1994, principally for exploratory drilling, development drilling of producing properties, the purchase of equipment used in connection with the producing properties, and workovers and recompletions.

     As of December 31, 1993, the Company had $44.6 million in available liquidity, including $31.2 million in cash and cash equivalents and $13.4 million in marketable securities, net of restricted amounts of $6.8 million.

     The Company regards the consideration received under the previously reported settlement of the Transco litigation as an additional source of liquidity (see Note 14 of Notes to Consolidated Financial Statements). In particular, the Company received the Transco Note, in the principal amount of $20.0 million, which has been defeased with U.S. government securities. Payments under the Transco Note are due in eight equal quarterly installments of $2.5 million each, plus interest, the first of which was received in October 1993. In addition, on February 1, 1994, the Company received 1,017,771 previously escrowed shares of Transco common stock plus $0.9 million in dividends declared and paid on the escrowed shares. The Transco shares received by the Company will not be available for sale by the Company in the public market prior to May 1994. Furthermore, the number of shares of Transco common stock which the Company may sell during any single three-month period will be limited; as a result, the Company may not be able to complete the sale of all of the Transco shares until
late 1994.   Consequently, the Company will be subject to the risk
of any decline in value resulting from any decrease in the market value of the Transco common stock during the period from February 1, 1994 until such time as the shares are sold. As of February 11, 1994, the market value of the Transco shares held by the Company exceeded the carrying value of $15.0 million.

     An additional source of liquidity is the cash flow from the Company's oil and gas properties and turnkey drilling operations, both of which are available to service the Company's debt and to fund its working capital requirements. Cash flow from the Company's oil and gas operations (other than the proceeds from the Transco Litigation) and turnkey drilling may be limited by certain factors. In particular, the anticipated capital expenditures during 1994 for oil and gas activities are expected to equal approximately two-thirds of the net cash flow from the Company's oil and gas properties. Cash flow from turnkey drilling operations is dependent on the ability of the Company to obtain and perform successfully turnkey contracts based on competitive bids and on the number of such contracts available for bid. Accordingly, results of the Company's turnkey drilling operations may vary widely from year to year.

     In June 1993, the Company entered into a revolving credit agreement with a major international bank to provide a three-year revolving credit and letter of credit facility for up to $25 million to be collateralized by accounts receivable due under drilling contracts. The amount the Company is able to borrow under the facility is subject to a borrowing base consisting of 80 percent of eligible accounts receivable. There were no amounts outstanding under this credit line as of December 31, 1993. The Company estimates that, as of December 31, 1993, it would have been able to borrow the full $25 million under the revolving credit agreement.

     The Company believes that it will be able to meet all of its current obligations, including capital expenditures and debt service, from its cash flow from operations, proceeds from the Transco litigation, and its cash, cash equivalents and marketable securities. The Company's ability, however, to pay the principal amount of the Senior Secured Notes upon maturity in December 1999 would require a substantial improvement in current industry conditions. The Company estimates that the average dayrate earned by the Company's contract drilling fleet would have to increase from $25,400 per rig earned for 1993 to approximately $29,000 per rig during the period from January 1, 1994, through the date of maturity of the Senior Secured Notes in order to cover all cash operating, capital and financing costs, including principal payments, during the period up to and including the maturity of the Senior Secured Notes. This estimate assumes the continuation of rig utilization and operating expenses at current levels and does not include sources of liquidity other than cash flow from the Company's contract drilling fleet.

     In the first quarter of 1994, the Company will adopt Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the recognition of expense for postemployment benefits on an accrual basis, rather than the pay-as-you-go approach used previously. Postemployment benefits include severance pay, disability-related benefits and continuation of health care costs during the period after employment but before retirement. The cumulative impact of this change as of January 1, 1994, will be a charge to earnings in the first quarter of 1994 in the amount of $3.5 million. Other than the cumulative effect, the effect of the change on earnings is not expected to be material.

     In addition, in the first quarter of 1994, the Company will adopt the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The new standard expands the use of fair value accounting for certain investments in debt and equity securities but retains the use of the amortized cost method for investments in debt securities that the Company has the intent and ability to hold to maturity. The adoption of the new standard will have no effect on the accounting for the Company's investments in marketable securities, which consisted entirely of debt securities as of December 31, 1993, because the Company holds such securities to maturity. Adoption of the new standard also will have no effect on the accounting for the Company's investment in common stock, which had both a carrying value and a fair value of $15.0 million as of December 31, 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have audited the consolidated balance sheet of Global Marine Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Marine Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Notes 1, 8 and 11 to the consolidated financial statements, in 1992 the Company adopted the new methods of accounting for income taxes and for postretirement benefits other than pensions as prescribed by applicable statements of the Financial Accounting Standards Board.


\s\ Coopers & Lybrand



Houston, Texas
February 11, 1994

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                   (In millions, except per share data)

                                                                              Year Ended December 31,
                                                                       1993           1992          1991
Revenues
  Marine drilling                                                     $257.4         $241.0       $ 287.1
  Oil and gas                                                           11.6           19.3          28.1
     Total revenues                                                    269.0          260.3         315.2

Expenses
  Marine drilling                                                      213.3          189.2         197.7
  Oil and gas                                                            3.0            6.1           8.3
  Depreciation, depletion and amortization                              35.9           47.1          46.6
  Gain on sale of offshore drilling rigs, net                              -          (10.9)            -
  General and administrative                                            13.6           13.1          13.5
                                                                       265.8          244.6         266.1
     Operating income                                                    3.2           15.7          49.1

Other income (expense)
  Interest expense                                                     (32.1)         (43.6)        (49.9)
  Interest income                                                        2.7            2.8           3.5
  Litigation settlement (Note 14)                                          -           55.0             -
  Other (Note 9)                                                           -             .7            .8
     Total other income (expense)                                      (29.4)          14.9         (45.6)
     Income (loss) before income taxes                                 (26.2)          30.6           3.5

  Income tax expense (Note 8)                                             .3            3.1           2.5

  Income (loss) before extraordinary item
     and cumulative effect of changes in
     accounting principles                                             (26.5)          27.5          1.0
        Extraordinary gain on extinguishment of debt                       -           28.3            -
        Cumulative effect of change in accounting for
          income taxes                                                     -            3.3            -
        Cumulative effect of change in accounting for
          postretirement health care and life insurance benefits           -           (1.9)           -
     Net income (loss)                                                $(26.5)       $  57.2      $   1.0

Net income (loss) per common share (Note 7)
  Before extraordinary item and cumulative effect
     of changes in accounting principles                              $(0.17)       $  0.24      $  0.01
  Extraordinary gain on extinguishment of debt                             -           0.24            -
  Cumulative effect of change in accounting for
     income taxes                                                          -           0.03            -
  Cumulative effect of change in accounting for
     postretirement health care and life insurance benefits                -          (0.02)           -
     Net income (loss) per common share                               $(0.17)       $  0.49      $  0.01



              See notes to consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                           (Dollars in millions)

                                  ASSETS

                                                                       December 31,
                                                                 1993               1992
Current assets
  Cash and cash equivalents                                    $  31.2             $ 23.3
  Marketable securities                                           20.2               10.3
  Accounts receivable, less allowance for
     doubtful accounts of $1.2 in 1993 and 1992                   57.9               46.3
  Note receivable (Note 14)                                       10.2                2.7
  Investment, at cost (Note 14)                                   15.0                  -
  Prepaid expenses                                                 6.5                5.9
  Other current assets                                             3.4                2.8

       Total current assets                                      144.4               91.3

Properties (Note 2)
   Rigs and drilling equipment, less accumulated
     depreciation of $134.0 in 1993 and $128.7 in 1992           311.2              310.4
   Oil and gas properties, full cost method, less accumulated depreciation, depletion and amortization of $29.5 in
     1993 and $24.6 in 1992                                        3.4                7.6

       Net properties                                            314.6              318.0

Funds in escrow for operating lease                                8.5               19.7
Note receivable (Note 14)                                          7.5               17.5
Investment, at cost (Note 14)                                        -               15.0
Other assets                                                      17.9               18.4

       Total assets                                             $492.9             $479.9













              See notes to consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                           (Dollars in millions)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        December 31,
                                                                1993                  1992
Current liabilities
  Current maturities of long-term debt (Note 2)                $     -               $24.0
  Accounts payable                                                19.9                15.2
  Accrued liabilities (Note 3)                                    17.3                21.4

       Total current liabilities                                  37.2                60.6

Long-term debt (Note 2)                                          225.0               225.0
Reserve for loss on operating lease                                8.4                19.6
Other long-term liabilities                                       16.9                20.2
Commitments and contingencies (Note 4)                               -                   -

Shareholders' equity
  Preferred stock, $.01 par value, 10 million shares
     authorized, no shares issued or outstanding                     -                   -
  Common stock, $.10 par value, 200 million shares
     authorized, 162,832,799 shares and 140,228,732
     shares issued and outstanding at December 31, 1993
     and 1992, respectively (Note 6)                              16.3                14.0
  Additional paid-in capital                                     254.7               179.6
  Accumulated deficit                                            (65.6)              (39.1)

       Total shareholders' equity                                205.4               154.5

       Total liabilities and shareholders' equity               $492.9              $479.9















              See notes to consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions)

                                                                Year Ended December 31,
                                                              1993          1992     1991
Cash flows from operating activities
  Net income (loss)                                          $(26.5)     $  57.2    $  1.0
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                  35.9         47.1      46.6
     Deferred interest                                            -         18.3      26.8
     Proceeds from settlement of litigation                       -        (35.0)     17.8
     Gain on extinguishment of debt                               -        (28.3)        -
     Gain on sale of offshore drilling rigs, net                  -        (10.9)        -

     Cumulative effect of changes in accounting
        principles, net                                           -         (1.4)        -
     (Increase) decrease in accounts receivable               (11.5)        11.9     (17.9)
     (Increase) decrease in other current assets               (2.2)         1.7      (6.4)
     Increase (decrease) in accounts payable                    4.7           .8      (4.2)
     Increase (decrease) in accrued liabilities                (2.5)         3.1       5.8
     Other, net                                                 1.4          1.5      (2.8)

          Net cash flow provided by
               (used in) operating activities                    (.7)       66.0      66.7

Cash flows from investing activities
  Capital expenditures                                          (40.6)     (20.9)    (22.7)
  Purchases of marketable securities                            (26.7)     (48.8)    (75.1)
  Proceeds from sales or maturities of marketable securities     16.8       70.2      61.5
  Disposals of properties                                        10.3       21.8        .6
  Other                                                          (1.9)       (.3)       .4
   Net cash flow provided by
     (used in) investing activities                             (42.1)      22.0     (35.3)

Cash flows from financing activities
  Common stock offerings, net of expenses                        74.2       51.3         -
  Payments on long-term debt                                    (25.4)    (359.1)    (67.2)
  Issuance of long-term debt                                        -      225.0         -
  Debt issue costs                                                  -       (8.2)        -
  Exercise of stock purchase warrants                               -          -      11.5
  Other                                                           1.9         .8        .9

   Net cash flow provided by (used in) financing activities      50.7      (90.2)    (54.8)

Increase (decrease) in cash and cash equivalents                  7.9       (2.2)    (23.4)

Cash and cash equivalents at beginning of year                   23.3       25.5      48.9

Cash and cash equivalents at end of year                       $ 31.2    $  23.3    $ 25.5

              See notes to consolidated financial statements.

                     GLOBAL MARINE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Dollars in millions)

                                                                Additional                Estimated Pro-
                                                  Common Stock    Paid-in  Accumulated   eeds from Future
                                               Shares  Par Value Capital     Deficit      Sale of Stock     Total

Balance, December 31, 1990                  105,425,099    $10.5    $105.4   $(97.3)         $(17.7)       $   .9
       Net income                                     -        -         -      1.0               -           1.0
       Settlement of surety litigation                -        -         -        -            17.7          17.7
       Exercise of warrants                   7,389,279       .8      24.0        -               -          24.8
       Exercise of stock options                449,450        -        .2        -               -            .2
       Common stock issued under
         other employee benefit plans            29,652        -         -        -               -             -
       Reorganization adjustments               (17,932)       -         -        -               -             -

Balance, December 31, 1991                  113,275,548     11.3     129.6    (96.3)              -          44.6
       Net income                                     -        -         -     57.2               -          57.2
       Common stock offering                 26,000,000      2.6      48.7        -               -          51.3
       Exercise of stock options                319,750        -        .2        -               -            .2
       Common stock issued under other
          employee benefit plans                633,434       .1       1.1        -               -           1.2

Balance, December 31, 1992                  140,228,732     14.0     179.6    (39.1)              -         154.5
       Net loss                                       -        -         -    (26.5)              -         (26.5)
       Common stock offerings                21,150,000      2.1      72.1        -               -          74.2
       Exercise of stock options                779,500       .1       1.0        -               -           1.1
       Common stock issued under
          other employee benefit plans          674,567       .1       2.0        -               -           2.1

Balance, December 31, 1993                  162,832,799    $16.3    $254.7   $(65.6)         $    -        $205.4












               See notes to consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

     Principles of Consolidation.   The consolidated financial
statements include the accounts of Global Marine Inc. and its majority-owned subsidiaries.  Unless the context otherwise
requires, the term "Company" refers to Global Marine Inc. and its
consolidated subsidiaries.    Intercompany accounts and
transactions are eliminated.

     Reclassifications. Certain previously reported amounts have been reclassified to conform to the 1993 presentation.

     Cash Equivalents. Cash equivalents consist of all highly liquid debt instruments with remaining maturities of three months or less at the time of purchase.

     Marketable Securities. Marketable securities are debt securities consisting of commercial paper, Eurodollar time deposits and certificates of deposit which are purchased with remaining maturities greater than three months and are carried at cost.

     In the first quarter of 1994, the Company will adopt the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The new standard expands the use of fair value accounting for certain investments in debt and equity securities but retains the use of the amortized cost method for investments in debt securities that the Company has the intent and ability to hold to maturity. The adoption of the new standard will have no effect on the accounting for the Company's investments in marketable securities, which consisted entirely of debt securities as of December 31, 1993, because the Company holds such securities to maturity. Adoption of the new standard also will have no effect on the accounting for the Company's investment in common stock, which had both a carrying value and a fair value of $15.0 million as of December 31, 1993.

     Rigs and Drilling Equipment. The carrying values for rigs and drilling equipment were reduced to their estimated fair market values as of December 31, 1988, the date of accounting recognition of the Company's 1989 plan of reorganization. Depreciation of rigs and drilling equipment is computed using the straight-line method over their estimated service lives, which range from four to fourteen years, assuming a salvage value of ten percent. Expenditures for maintenance and repairs are charged to expense as incurred, while expenditures for betterments are capitalized.
Costs of property sold or retired and the related accumulated depreciation are removed from the accounts; resulting gains or losses are included in income.

     Oil and Gas Properties. The Company capitalizes all costs attributable to the acquisition, exploration and development of oil and gas reserves under the full cost method of accounting. The depreciation, depletion and amortization provision is computed using the units of production method. The depletable base consists of capitalized costs, estimated future costs to develop proved reserves, and estimated future dismantlement costs. The costs of unproved properties and major development projects are not subject to depreciation, depletion and amortization until they are fully evaluated. All unproved properties are reviewed periodically to ascertain if impairment has occurred. Costs of proved oil and gas properties which exceed the present value of estimated future net revenues are charged to expense. Proceeds from sales of oil and gas properties are applied to reduce the depletable base unless the sale involves a significant quantity of reserves in relation to total reserves, in which case a gain or loss would be recognized.

     Accounting for Drilling Contracts on Properties in which the Company has a Working Interest. From time to time, the Company may obtain a service contract to drill a well on an oil and gas property in which the Company has a working interest and in which the Company is the operator of the property. In such instances, any profit on the drilling contract attributable to the Company's working interest is eliminated, and any profit attributable to non-affiliates is deferred to future periods. Drilling profit is deferred by charging income and reducing the carrying value of oil and gas properties. Such deferred profit is recognized over the life of the Company's oil and gas properties through lower depletion charges as a result of reducing the depletable base.

     Gas Balancing.   The Company uses the sales method to account
for its undertaken positions subject to gas balancing agreements. Under the sales method, the Company postpones revenue recognition of its proportionate share in production delivered to another producer's customer, and postpones recognition of the related lease operating expense until such time as (i) the Company's customer begins taking delivery of the product and/or (ii) the cessation of production, in which case the Company's related gas balancing agreements require monetary settlement.

     Foreign Currency Translation. The U.S. dollar is the functional currency for all of the Company's operations. Foreign currency transaction gains and losses are included in income during the period in which they arise. Such amounts for 1993, 1992 and 1991 were not material.

     Postretirement Health Care and Life Insurance Benefits.  The
Company   adopted   SFAS   No.  106,  "Employers'  Accounting  for

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Postretirement Benefits Other than Pensions," effective January 1, 1992. SFAS No. 106 requires that an employer account for the estimated cost of an employee's postretirement health care and life insurance benefits on an accrual basis over the period of time that the employee renders the required service (see Note 11).

     Postemployment Benefits. In the first quarter of 1994, the Company will adopt Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the recognition of expense for postemployment benefits on an accrual basis, rather than the pay-as-you-go approach used previously. Postemployment benefits include severance pay, disability-related benefits and continuation of health care costs during the period after employment but before retirement. The cumulative impact of this change as of January 1, 1994, will be a charge to earnings in the first quarter of 1994 in the amount of $3.5 million. Other than the cumulative effect, the effect of the change on earnings is not expected to be material.

Note 2 - Long-term Debt

     Long-term debt as of December 31 consisted of the following:

                                                             1993      1992
                                                              (In millions)
  [S]                                                       [C]       [C]
  Senior Secured Notes, 12-3/4%, due December 15, 1999       $225.0    $225.0
  Petdrill Note, 8%, maturing quarterly through
    December 31, 1993 (the note had an
    effective interest rate of 12% and was recorded
    net of an unamortized discount of $0.9 million as of
    December 31, 1992)                                            -       24.0
    Total long-term debt including current maturities         225.0      249.0
    Less current maturities                                       -       24.0
  Long-term debt                                             $225.0     $225.0

     Interest on the Senior Secured Notes is payable semi-annually
each June and December.   The Senior Secured Notes do not require
any payments of principal prior to the stated maturity thereof on December 15, 1999, except that the Company is required to make offers to purchase Senior Secured Notes upon the occurrence of certain events, which are defined in the indenture governing the Senior Secured Notes, such as asset sales or a change of control or if the excess cash flow of the Company exceeds certain specified levels.

     The Senior Secured Notes are not redeemable at the option of the Company prior to December 15, 1997. On or after December 15,

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1997, the Senior Secured Notes are redeemable at the option of the Company, in whole at any time or in part from time to time, at a price of 102 percent of principal if redeemed during the twelve months beginning December 15, 1997, or at a price of 100 percent of principal if redeemed on or after December 15, 1998, in each case together with interest accrued to the redemption date.

    The Senior Secured Notes are collateralized by 23 rigs and all of the capital stock of the Company's direct or indirect subsidiaries, excluding the stock of Petdrill, Inc., and certain other subsidiaries as defined in the indenture. The indenture under which the Senior Secured Notes are issued imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets, engage in mergers or acquisitions and make dividends or other payments.

     In August 1993, the Company used $26.0 million of the proceeds from a public offering of common stock to retire the rig mortgage note for the Glomar Baltic I (the "Petdrill Note"), including interest.

     In June 1993, the Company entered into a revolving credit agreement with a major international bank to provide a three-year revolving credit and letter of credit facility for up to $25 million to be collateralized by accounts receivable due under drilling contracts. The amount the Company is able to borrow under the facility is subject to a borrowing base consisting of 80 percent of eligible accounts receivable. Borrowings under the facility would accrue interest at the lowest of one of three market-based interest rates, one of which is the prime rate plus 1-1/2 percent. The unused portion of the line of credit is subject to an annual commitment fee of one-half of one percent. There were no amounts outstanding under this credit line as of December 31, 1993. The Company estimates that, as of December 31, 1993, it would have been able to borrow the full $25 million under the revolving credit agreement.

Note 3 - Accrued Liabilities

     Accrued liabilities as of December 31 consisted of the following:

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       1993          1992
                                                          (In millions)
     Compensation and related employee costs          $  9.4         $ 9.7
     Claims and allowances                               3.0           2.0
     Income taxes                                        2.0           4.5
     Interest                                            1.2           1.2
     Other                                               1.7           4.0
         Total accrued liabilities                     $17.3         $21.4

Note 4 - Commitments and Contingencies

     The Company operates its Concrete Island Drilling System (the "CIDS"), also known as the Glomar Beaufort Sea I, under a noncancelable operating lease. Also, the Company has numerous noncancelable operating leases for office facilities and equipment. The leases have remaining terms ranging of up to eight years, some of which may be renewed at the Company's option. Certain leases are subject to rent revisions based on changes in interest rates, the Consumer Price Index and/or escalations due to increases in building operating costs. Rent expense for 1993, 1992, and 1991 was $6.1 million, $6.8 million and $5.9 million, respectively.

     Future minimum rental payments for the Company's lease obligations as of December 31, 1993, net of payments which were previously deposited into escrow, were as follows:

                                                   (In millions)
   Year ending December 31:
    1994                                                $ 2.7
    1995                                                  2.2
    1996                                                   .6
    1997                                                   .3
    1998                                                   .3
    Later years                                            .6
        Total future minimum rental payments            $ 6.7

     As of December 31, 1993, $6.8 million of the Company's marketable securities was restricted from general use, including $5.0 million in proceeds from sales of oil and gas properties and $1.8 million collateralizing outstanding operating letters of credit. The use of the proceeds from sales of oil and gas properties and other assets is limited under the terms of the indenture governing the Senior Secured Notes.

     The lease for the CIDS expires in December 1994. Prior to expiration, the Company may make arrangements with the lessor to extend the term of the lease beyond the current expiration date or to purchase the CIDS at a price to be negotiated between the two parties. If such an agreement cannot be reached, the Company may be required to redeliver the CIDS to the lessor at the nearest ice-free port.

     The Company is involved in various lawsuits resulting from personal injury and, from time to time, performance of services and property damage. The Company believes that resolution of these matters will not have a material adverse effect on its financial position.

Note 5 - Financial Instruments

Concentrations of Credit Risk

     As indicated in the industry segment information which appears in Note 10, the market for the Company's services and products is the offshore oil and gas industry, and the Company's customers consist primarily of major integrated international oil companies and independent oil and gas producers. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

     At December 31, 1993 and 1992, the Company had cash deposits concentrated primarily in four major banks. In addition, the Company had certificates of deposits, commercial paper and Eurodollar time deposits with a variety of companies and financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

Fair Values of Financial Instruments

     As of December 31, 1993 and 1992, the estimated fair value of the Company's investment in common stock approximated its carrying value of $15.0 million. The estimated fair value of the Company's $225.0 million carrying value of long-term debt approximated $249.2 million and $225.0 million as of December 31, 1993 and 1992, respectively. The estimates of fair values were based on quoted market prices. The carrying values of the Company's cash and cash equivalents, marketable securities, trade receivables and payables, note receivable and current maturities of long-term debt approximate their fair values due to the short-term maturities of these instruments.

Note 6 - Capital Stock

     The Company is authorized to issue 200,000,000 shares of common stock, $0.10 par value per share, and 10,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 1993, 37,167,201 shares of common stock were unissued, including 15,404,391 shares reserved for issuance under stock option plans. None of the preferred stock was issued or outstanding as of December 31, 1993.

     In February 1994, the Company's board of directors approved an increase in the number of authorized shares of the Company's common stock, from 200,000,000 shares to 300,000,000 shares. This increase is subject to stockholder approval, which the Company intends to seek at its annual meeting of stockholders to be held in May 1994. The additional shares, if authorized by the stockholders, would have the same rights and privileges as shares of the common stock presently outstanding and could be used in the future for any proper corporate purpose.

     The indenture governing the Senior Secured Notes contains certain restrictions with respect to the payment of dividends on the common stock (other than stock dividends). Specifically, the indenture restricts the payment of dividends based on (i) availability of funds under a formula based on previously unapplied cumulative net income since September 30, 1992 plus certain stock sale proceeds after December 23, 1992 and (ii) satisfaction of the then applicable minimum interest coverage ratio for debt incurrence. Cumulative net income for purposes of the test excludes gains or losses on asset sales and certain other nonrecurring charges or credits specified in the indenture. Based on the above restrictions, the Company was prohibited from paying dividends on the common stock as of December 31, 1993.

     The Company has two stock option plans, the Global Marine Inc. 1989 Stock Option and Incentive Plan and the 1990 Non-Employee Director Stock Option Plan (the "Stock Option Plans"). Under the Stock Option Plans, options to purchase shares of common stock may be granted to key employees and directors, and shares of common stock may be sold to employees at incentive prices below the market price at the time of the sale. One-half of each option grant is exercisable beginning one year after the date of grant with the remainder exercisable after two years. Options expire ten years after the date of grant. Options become exercisable in full if more than 50 percent of the Company's outstanding common stock is acquired by a person or a single group of persons. Shares of common stock available for future option grants and stock sales under the Stock Option Plans totaled 7,041,691 and 2,787,488 at December 31, 1993 and 1992, respectively.

     The following is a summary of stock option transactions:

                                    Number         Option Price
                                   Of Shares         Per Share


Outstanding, December 31, 1990     4,617,900        $.56 to $5.44
   Granted                         1,679,000       $3.50 to $4.69
   Exercised                        (449,450)         $.56
   Canceled                          (54,700)      $4.44 to $5.38

Outstanding, December 31, 1991     5,792,750        $.56 to $5.44
   Granted                         2,118,500       $1.69 to $2.56
   Exercised                        (319,750)            $.56
   Canceled                          (91,100)      $2.00 to $5.38

Outstanding, December 31, 1992     7,500,400        $.56 to $5.44
   Granted                         1,825,000       $3.00 to $4.63
   Exercised                        (779,500)       $.56 to $4.81
   Canceled                         (183,200)      $1.69 to $5.44

Outstanding, December 31, 1993      8,362,700       $.56 to $5.44

Exercisable, December 31,
   1993                             5,596,200
   1992                             4,538,150

Note 7 - Net Income (Loss) per Common Share

     Net income per common share is based on the weighted average number of common shares outstanding and, for those periods in which they have a dilutive effect, shares contingently issuable due to outstanding options. The net loss per share is based on the weighted average number of common shares outstanding. The number of shares used were 151,984,669 for 1993, 116,337,978 for 1992, and
109,156,271 for 1991.  Shares for 1992 include 1,703,048 share equivalents attributable to outstanding options. Shares for 1993 and 1991 exclude the effect of outstanding options because their effect was either immaterial or antidilutive.

     Assuming the Company paid off the Petdrill Note (see Note 2) on January 1, 1993, the net loss for 1993 would have decreased from $26.5 million ($0.17 per share) to $24.3 million ($0.16 per share). The pro forma amounts give effect to a reduction in interest expense and assume that 6,698,985 of the 17,250,000 shares issued in connection with the Company's August 1993 public offering and utilized to repay the Petdrill Note were outstanding for all of 1993.

Note 8 - Income Taxes

     The provision for income taxes consisted of the following:

                                          1993        1992    1991
                                                 (In millions)
Current  - Foreign                       $ .8       $ 2.8    $ 2.3
         - U.S. federal                     -          .3        -
         - State                          (.5)          -       .5
            Total current                  .3         3.1      2.8
Deferred - U.S. federal                     -           -      (.3)

    Provision for income taxes           $ .3       $ 3.1    $ 2.5

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. The new standard replaced SFAS No. 96, which the Company adopted in 1988. The cumulative effect of the accounting change on years prior to 1992 was a $3.3 million reduction in the Company's deferred tax liability as of January 1, 1992. The Company reported the cumulative effect of the change in the 1992 statement of operations and, as a result, increased 1992 net income by $3.3 million ($0.03 per share). The effect of the change on 1992 net income, excluding the cumulative effect upon adoption, was not material. Assuming the accounting change was applied retroactively to 1991, the effect on net income and on net income per share for 1991 would not have been material.

     A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate of 35 percent for 1993 and 34 percent for 1992 and 1991, and the Company's reported provision for income taxes follows:

                                                 1993        1992      1991
                                                   (Dollars in millions)
Income tax expense (benefit) at statutory rate   $(9.2)      $10.4     $1.2
Income (deductions) not recognized for books       8.7        (9.9)       -
Foreign tax provision                               .8         2.8      2.3
State tax provision                                (.5)          -       .5
Amortization of discount on note payable            .3         (.7)     (.6)
Alternative minimum tax                              -          .3        -
Deferred tax benefit                                 -           -      (.3)
Other, net                                          .2          .2      (.6)

   Provision for income taxes                    $  .3       $ 3.1     $2.5

   Effective tax rate                              1.1%       10.1%    71.4%

     As of December 31, 1993, the Company had deferred tax assets totaling $441.4 million, deferred tax liabilities totaling $46.5 million, and a valuation allowance in the amount of $394.9 million. The valuation allowance is based on the likelihood that the net deferred tax asset in the amount of $394.9 million will not be
realized.   The net change in the valuation allowance during 1993
was an increase of $9.3 million. The components of the deferred tax amounts as of December 31 were as follows:

                                                            Asset (Liability)
                                                            1993         1992
                                                               (In millions)
    Net operating and capital loss carryforwards           $ 398.2     $ 384.7
    Investment tax credit carryforwards                       29.8        35.0
    Reserves for operating lease, pensions and claims          9.1        13.6
    Income recognized for tax in excess of book income         4.3         4.0
    Depreciation and depletion                               (16.9)      (26.0)
    Tax benefit transfers                                    (29.4)      (24.3)
    Deferred charges                                           (.2)       (1.4)

    Net deferred tax asset before valuation allowance        394.9       385.6
    Valuation allowance                                     (394.9)     (385.6)

    Net deferred tax asset recognized in
        consolidated balance sheet                         $     -     $     -

     As of December 31, 1993, the Company had $1,120.9 million in net operating loss carryforwards ("NOLs") expiring from 1999 to 2008 and $29.8 million in investment tax credit carryforwards
("Credits") expiring from 1994 to 2000.

     The NOLs and Credits are subject to review and potential disallowance by the Internal Revenue Service ("IRS") upon audit of the federal income tax returns of the Company. For example, the IRS might assert that the NOLs and the Credits were adversely affected by the implementation of the Company's 1989 plan of reorganization (the "Plan"). Section 382 of the Internal Revenue Code of 1986, as amended, may impair the future availability of the NOLs and the Credits if there is a change in ownership of more than 50 percent of the Company's common stock since the effective date of the Plan, including future changes in the ownership of the common stock. This limitation, if it applied, would limit the utilization of the NOLs and the Credits in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed monthly by the IRS and the fair market value of all the Company's stock at the time of the ownership change.
The interpretation of Section 382 is subject to numerous uncertainties. Accordingly, while the Company believes its loss carryforwards are available to it without limitation, such availability is not certain, nor is it certain that such carryforwards, if presently available without limitation, will continue to be available without limitation.

Note 9 - Other Income (Expense)

     Other income for 1992 consisted of a $0.5 million gain resulting from an adjustment to the remaining accrual for the costs of debt restructuring relating to the Company's 1989 plan of reorganization and a $0.2 million gain on the sale of an investment in common stock. For 1991, other income included a $0.9 million gain recognized on the extinguishment of debt resulting from the Company's receipt of previously outstanding units of beneficial interest in the Global Marine Drilling Company Series B Trust ("Units") in connection with the exercise of outstanding warrants to purchase the Company's common stock.

Note 10 - Industry Segment Information

     The principal industry segments of the Company are marine drilling and oil and gas exploration, development and production.
 Marine drilling includes offshore contract drilling and turnkey drilling management services. Contract drilling services are performed generally on a daily rate basis under individual contracts for either a stated period of time or the time required to drill a well or number of wells. Revenues from turnkey drilling services are derived from the design and execution of a specific offshore drilling program at a fixed price to the oil and gas operator and are recognized under the completed contract method of accounting. In the industry segment data which follows, intrasegment revenues are recorded at transfer prices which approximate the prices charged to unaffiliated customers and have been eliminated from consolidated revenues. Operating income consists of revenues less the related operating costs and expenses, excluding interest and unallocated corporate expenses. Adjustments and eliminations as they relate to operating income include the reduction to turnkey drilling operating income attributable to service contracts on oil and gas properties in which the Company had an economic interest and was the operator. In that regard, operating income for turnkey drilling for 1992 and 1991 has been restated to conform to the 1993 presentation. Such restatement had no effect on the consolidated operating income for either 1992 or 1991.

                                     Contract     Turnkey                                 Adjustments
                                     Drilling    Drilling   Oil and Gas    Corporate    & Eliminations    Consolidated
                                                     (In millions)
                                                                                >
Revenues from unaffiliated customers
   1993                               $200.3      $57.1        $11.6        $    -           $   -             $269.0
   1992                                214.1       26.9         19.3             -               -              260.3
   1991                                249.9       37.2         28.1             -               -              315.2

Intrasegment revenues
   1993                                  2.8        2.8            -             -            (5.6)                 -
   1992                                  2.4        1.0            -             -            (3.4)                 -
   1991                                  2.7        0.2            -             -            (2.9)                 -

Total revenues
   1993                                203.1       59.9         11.6             -            (5.6)             269.0
   1992                                216.5       27.9         19.3             -            (3.4)             260.3
   1991                                252.6       37.4         28.1             -            (2.9)             315.2

Operating income
   1993                                  4.5        9.8          5.3         (14.2)           (2.2)               3.2
   1992                                 28.2(1)     0.2          3.2         (13.5)           (2.4)              15.7
   1991                                 49.2        4.8          9.1         (13.7)           (0.3)              49.1

Depreciation, depletion
  and amortization
   1993                                 32.0          -          3.3           0.6               -               35.9
   1992                                 36.7          -         10.0           0.4               -               47.1
   1991                                 35.7          -         10.7           0.2               -               46.6

Capital expenditures
   1993                                 36.7          -          3.1           0.8               -               40.6
   1992                                 18.3          -          1.7           0.9               -               20.9
   1991                                 20.3          -          2.1           0.3               -               22.7

Identifiable assets
   1993                                379.6        5.4         43.2          64.7               -              492.9
   1992                                384.6        0.9         52.1          42.3               -              479.9
   1991                                434.6        4.7         30.4          54.0               -              523.7

__________________________________
(1) Includes a $10.9 million net gain on the sale of two offshore drilling rigs.

     In 1993 one customer provided $29.2 million of marine drilling revenues. In 1992 one customer provided $37.8 million and another customer provided $34.0 million of marine drilling revenues. No single customer provided more than ten percent of revenues for 1991.

   A breakdown of export sales by geographic area follows:

                                      1993      1992      1991
                                            (In millions)
 North Sea                          $  62.9    $ 100.3   $ 123.4
 West Africa                           31.6       50.5      47.9
 Far East and Australia                10.4       16.1      12.5
 Mediterranean                            -       12.0      17.5
 Other                                 13.3        5.9       3.0
    Total export sales               $118.2    $ 184.8   $ 204.3

     The Company may be exposed to the risk of foreign currency exchange losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses, which are primarily attributable to the British pound, have not been and are not expected to be material. This is because the Company's revenues are primarily denominated in U.S. dollars; revenues in each foreign currency are approximately equal to the Company's local expenses in that currency; and the Company does not speculate in foreign currencies or maintain significant foreign currency cash balances.

Note 11 - Retirement Plans

Pensions

     The Company has defined benefit pension plans covering substantially all of its employees. For the most part, benefits are based on the employee's length of service and average earnings for the five highest consecutive calendar years of compensation during the last fifteen years of service. Substantially all benefits are paid from funds previously provided to trustees. The Company is the sole contributor to the plans, and its funding objective is to fund participants' benefits under the plans as they would accrue, taking into consideration future salary increases. The components of net pension cost were as follows:

                                                      1993     1992     1991
                                                           (In millions)
  Service cost - benefits earned during the period    $ 1.5    $ 1.8   $ 2.0
  Interest cost on projected benefit obligation         3.3      3.1     2.9
  Actual return on plan assets                         (2.9)    (1.3)   (3.0)
  Net amortization and deferral                         0.3     (0.9)    1.7
   Net pension cost                                   $ 2.2    $ 2.7   $ 3.6

     The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheet as of December 31:

                                                            1993      1992
                                                             (In millions)
  Actuarial present value of plan benefits:
   Vested                                                    $39.2    $ 32.2
   Nonvested                                                   3.3       3.0
     Accumulated benefit obligation                           42.5      35.2
  Effect of projected salary increases                         6.9       6.2
     Projected benefit obligation                             49.4      41.4
  Plan assets at fair value                                   36.7      31.3
     Projected benefit obligation in excess of plan assets    12.7      10.1
  Unrecognized net loss                                       (6.5)     (2.3)
  Unrecognized net transition obligation                      (0.1)     (0.1)
     Accrued pension liability                               $ 6.1    $  7.7

     Plan assets consist primarily of listed stocks and bonds, fixed-income investments and real estate. The increase in the projected benefit obligation during 1993 was attributable in part to the decrease in the discount rate for 1993 noted below.

     The expected long-term rate of return on plan assets used to compute pension cost was 9.0 percent for 1993, 1992, and 1991. The assumed rate of increase in future compensation levels ranged from
5.5 percent to 6.5 percent for 1993 and 1992, and was 6.5 percent for 1991. The discount rate used to calculate the actuarial present value of the projected benefit obligation was 7.5 percent for 1993, 8.5 percent for 1992, and 7.25 percent for 1991.

     The Company has a defined contribution savings plan in which substantially all of the Company's domestic employees are eligible to participate. Company contributions to this plan are based on the amount of employee contributions. Charges to expense with respect to this plan totaled $0.5 million for each of 1993, 1992 and 1991.

Other Postretirement Benefits

     The Company provides life insurance and health care benefits to substantially all retired employees, their covered dependents and beneficiaries. Generally, employees who have reached the age of 55 and have rendered a minimum of five years of service are eligible for these benefits. For the most part, health care benefits are contributory while life insurance benefits are noncontributory.

     Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," with respect to retiree life insurance and health care benefits. Under SFAS No. 106, the Company is required to accrue the estimated cost of such benefits during the employees' active service period. The Company previously expensed the cost of these benefits as benefits were paid. The cumulative effect on prior years of adopting SFAS No. 106 was a $1.9 million increase to a liability for retiree life insurance and health care benefits as of January 1, 1992. The Company elected to recognize immediately in income the cumulative effect of the change and charged 1992 earnings in the amount of $1.9 million ($.02 per share). The effect of the adoption of SFAS No. 106 on 1992 net income excluding the cumulative effect of the change was not material. Assuming the accounting change was applied retroactively to 1991, the effect on net income and on net income per share would not have been material.

     Net postretirement life insurance and health care cost consisted of the following components:

                                                                     1993       1992
                                                                        (In millions)
    Service cost - benefits earned during the period                  $0.1       $0.1
    Interest cost on accumulated postretirement benefit obligation     0.2        0.1
     Net postretirement life insurance and health care cost           $0.3       $0.2

     Benefits under the Company's postretirement life insurance and health care plans are not funded. The status of the plans as of December 31 was as follows:

                                                                                   1993      1992
                                                                                    (In millions)
    Actuarial present value of accumulated postretirement benefit obligation:
       Retirees and dependents                                                      $1.1      $1.1
       Active employees eligible for benefits                                        0.5       0.4
       Active employees not yet eligible for benefits                                0.6       0.4
       Unrecognized net loss                                                        (0.2)        -
      Accrued postretirement life insurance and health care liability              $ 2.0      $1.9

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0 percent for 1994, gradually declining to 6.0 percent by the year 2015 and remaining at that level thereafter. The effect of a one-percentage point increase in the assumed health care cost trend rate for each future year on (i) the portion of the accumulated postretirement benefit obligation applicable to health care benefits as of December 31, 1993 and (ii) the net postretirement health care cost for the year then ended would be immaterial. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0 percent for 1993 and 7.75 percent for 1992.

Note 12 - Supplemental Cash Flow Information

     Cash interest payments during 1993, 1992, and 1991 totaled
$28.9 million, $23.5 million and $20.8 million, respectively. Cash payments for income taxes totaled $5.4 million in 1993, $1.4 million in 1992, and $0.9 million in 1991.

     In September 1993, the Company acquired a 100 percent ownership interest in three offshore drilling rigs in exchange for a 100 percent ownership interest in its offshore drilling rig, the Glomar Moray Firth I, plus $17.0 million in cash (see Note 13).

     During 1992, in accordance with provisions of its debt agreements, the Company deferred the payment of interest totaling
$18.3 million. This amount was added to outstanding principal prior to payment.

     During 1991, the Company reduced long-term debt by $14.4 million as a result of the receipt of Units in connection with the exercise of warrants to purchase common stock of the Company.

Note 13 - Transocean Transaction

     On September 10, 1993, the Company acquired from Transocean Drilling AS, a Norwegian drilling contractor ("Transocean"), a 100 percent ownership interest in three 300-foot jackup drilling rigs, the Transocean No. 5, the Transocean No. 6 and the Transocean No. 7, in exchange for a 100 percent ownership interest in one of the Company's heavy-weather jackup rigs, the Glomar Moray Firth I, plus a cash payment of $17.0 million. Under the terms of the transaction, the aggregate cash flow generated by all four rigs will be shared in proportion to the relative fair market values of the four rigs, with 56.59 percent going to the Company and 43.41 percent to Transocean.

     The purchase and sale were accounted for as an exchange of similar productive assets. The cost of the three rigs acquired was based on (i) the recorded value of the asset surrendered, the Glomar Moray Firth I, which totaled $23.2 million, plus (ii) the $17.0 million cash payment. No gain or loss was recorded.

     The Transocean No. 6 and Transocean No. 7, which have been renamed the Glomar Adriatic VI and the Glomar Adriatic VII, respectively, are currently being marketed and managed by the Company in the Gulf of Mexico. The name of the Transocean No. 5 will remain unchanged as long as it is operating under Transocean's management pursuant to a pre-existing contract in Abu Dhabi.

Note 14 - Litigation Settlement

     On May 27, 1992, the Company settled its take-or-pay litigation (the "Transco Litigation") with Transcontinental Gas Pipe Line Corporation ("TGPL"), a subsidiary of Transco Energy Company ("Transco"), which had been filed in the United States District Court for the Southern District of Texas, Houston Division. Under the settlement, the Company received $20.0 million in cash and $20.0 million in the form of a note of TGPL (the "Transco Note").
In late 1992 Transco deposited U.S. government securities into a trust account in an amount sufficient to satisfy the required principal and interest payments due under the Transco Note. The Transco Note bears interest at the annual rate of 4.937 percent and is payable in eight quarterly principal installments of $2.5 million each, the first of which was received in October 1993.

     In addition, on February 1, 1994, the Company received 1,017,771 previously escrowed shares of Transco common stock plus $0.9 million in dividends declared and paid on the escrowed shares. The Transco shares received by the Company will not be available for sale by the Company in the public market prior to May 1994. Furthermore, the number of shares of Transco common stock which the Company may sell during any single three-month period will be limited; as a result, the Company may not be able to complete the sale of all of the Transco shares until late 1994. Consequently, the Company will be subject to the risk of any decline in value resulting from any decrease in the market value of the Transco common stock during the period from February 1, 1994 until such time as the shares are sold. As of February 11, 1994, the market value of the Transco shares held by the Company exceeded the carrying value of $15.0 million. No assurance can be made that the Company will be able to sell the Transco shares on favorable terms.

Note 15 - Subsequent Event

     In February 1994, the Company purchased two jackup drilling rigs for $26.0 million in cash, $1.0 million in notes payable from the rigs' net cash flow, and up to 900,000 shares of Global Marine common stock. The Company anticipates spending an additional $15 million to refurbish and upgrade the rigs over approximately the next 12 months.

SUPPLEMENTAL OIL AND GAS DISCLOSURE (Unaudited)

     The Company's estimated net proved reserves and proved developed reserves of crude oil, natural gas and natural gas liquids are shown in the table below:

                                           1993                         1992                          1991
                                     Gas          Oil            Gas            Oil            Gas            Oil
                                 Millions of  Thousands of   Millions of   Thousands of    Millions of    Thousands of
                                  Cubic Feet     Barrels      Cubic Feet      Barrels       Cubic Feet      Barrels


Proved Reserves:
  Balance, January 1                11,816         948          17,992           740           39,869          1,239
  Increase (decrease) during the
    year attributable to:
    Revisions of previous estimates  1,209         (55)          2,566           229           (6,726)          (378)
    Extensions, discoveries and
       other additions               2,120          29           1,652           152              759             70
    Production                      (4,557)       (154)        (10,055)         (165)         (15,910)          (191)
    Sales of minerals in place           -        (400)           (339)           (8)               -              -


  Balance, December 31              10,588         368          11,816           948           17,992            740

Proved Developed Reserves:
  January 1                         11,816         948          17,992           740           37,365          1,193

  December 31                       10,588         368          11,816           948           17,992            740

     Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. All of the Company's proved reserves are located in the United States. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     The estimates of the Company's proved oil and gas reserves were prepared by Ryder Scott Company Petroleum Engineers and were based on data supplied to them by the Company. Ryder Scott Company Petroleum Engineers has issued reports that include descriptions of the bases used in preparing the reserve estimates. These reports are filed as exhibits to this Annual Report on Form 10-K.

SUPPLEMENTAL OIL AND GAS DISCLOSURE (Unaudited)

Capitalized costs of oil and gas properties excluded from the full cost amortization pool as of December 31, 1993 were not material. Costs incurred related to oil and gas activities consisted of the following:

                                        1993      1992      1991
                                             (In millions)
Exploration costs                       $ 2.2    $  (.7)   $   .3
Acquisition of properties                  .6         -        .1
Development costs                          .3       2.4       1.7
    Total                               $ 3.1     $ 1.7     $ 2.1

     The 1992 exploration costs were negative as a result of the deferral of profit attributable to drilling contracts on oil and gas properties in which the Company had working interests and was the operator.

     The calculation of estimated future net cash flows in the following table assumed the continuation of existing economic conditions. Future net cash inflows were computed by applying year-end prices (except for future price changes as allowed by contract) of oil and gas to the expected future production of proved reserves, less estimated future expenditures (based on year-end costs) expected to be incurred in developing and producing such reserves.

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31 follows:

                                              1993     1992     1991
                                                 (In millions)

Future cash inflows                          $ 29.9   $ 40.7   $ 47.0

Future production and development costs         9.4     16.0     17.4

Future net cash flows                          20.5     24.7     29.6

Ten percent annual discount for estimated
 timing of cash flows                           4.2      4.2      3.5

Standardized measure of discounted
 future net cash flows relating to
 proved oil and gas reserves                 $ 16.3   $ 20.5   $ 26.1

SUPPLEMENTAL OIL AND GAS DISCLOSURE (Unaudited)

     Principal sources of changes in the standardized measure of discounted future net cash flows follow:

                                                  1993      1992       1991
                                                        (In millions)

Balance, January 1                               $ 20.5    $ 26.1     $ 67.7

  Revisions:
     Quantity estimates and production rates        2.4       4.5      (19.5)
     Prices, net of lifting costs                   (.1)       .3       (8.5)
     Estimated future development costs             (.6)      (.2)        .7
     Accretion of ten percent discount              2.0        2.6       6.8

  Net revisions                                     3.7        7.2     (20.5)

  Additions, extensions and discoveries
     plus improved recovery                         3.0        3.6       1.9
  Net sales of production                          (9.6)     (16.2)    (24.2)
  Sales and purchases of reserves in place         (2.5)       (.4)        -
  Development costs incurred                        1.2         .2       1.2

Balance, December 31                             $ 16.3     $ 20.5    $ 26.1

  Results of operations from producing activities follow:

                                                   1993       1992       1991
                                                          (In millions)

Revenues                                         $ 11.6     $ 19.3      $28.1

Expenses
  Production costs                                  2.0        3.3        4.8
  Depreciation, depletion and amortization          3.3       10.0       10.7
  Technical support and other                       1.0        2.8        3.6

                                                    6.3       16.1       19.1

     Income before income taxes                     5.3        3.2        9.0

  Income tax expense (benefit)                      (.5)         -         .5

  Results of operations from producing activities
    (excluding corporate overhead and interest)  $  5.8      $ 3.2      $ 8.5

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(In millions, except per share data)

                                               1993                                    1992
                                  First   Second    Third     Fourth    First   Second      Third   Fourth
                                  Quarter Quarter   Quarter   Quarter  Quarter  Quarter    Quarter  Quarter

Revenues                           $61.0   $ 54.5    $ 67.4   $  86.1   $ 68.3   $ 69.8    $ 57.5    $ 64.7

Operating income (loss)             (0.8)    (4.3)      1.2       7.1     11.2      4.4        .1         -

Income (loss):
Before extraordinary item          $(9.3)  $(11.9)   $ (6.8)  $   1.5  $ (0.5)    $ 49.1   $(10.4)   $(10.7)
Extraordinary gain on
    extinguishment of debt             -        -         -         -       -          -        -      28.3
Cumulative effect of changes
   in accounting principles            -        -         -         -      1.4         -        -         -
Net income (loss)                  $(9.3)  $(11.9)   $ (6.8)   $  1.5   $  0.9    $ 49.1   $(10.4)   $ 17.6


Income (loss) per share:
Before extraordinary item          $(.06)  $ (.08)   $ (.04)   $  .01      $(.01) $  .42   $ (.09)   $ (.09)
Extraordinary gain on
  extinguishment of debt               -        -         -         -          -       -        -      0.24
Cumulative effect of changes
  in accounting principles             -        -         -         -        .02       -        -         -
Net income (loss) per share        $(.06)  $ (.08)   $ (.04)   $  .01     $  .01   $ .42   $ (.09)   $  .15

Price ranges of common stock:
    High                           3-3/4    5-3/8     5-5/8     5-1/2      2-1/2   2-1/4    2-7/8         3
    Low                            2-1/8    3-3/8     3-3/4     3-1/2      1-1/8   1-1/8    1-5/8         2

     Net income for the fourth quarter of 1993 includes a gain of $1.0 million related to a favorable settlement of a foreign income tax liability.

     During the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," with respect to retiree life insurance and health care benefits. The Company elected to recognize immediately in income the cumulative effect of the change, which amounted to $1.9 million as of January 1, 1992, and reduced 1992 net income by that amount. Net income for the first quarter of 1992 has been restated to reflect the cumulative effect of this change on prior years. As a result, first quarter net income for 1992 decreased from $2.8 million, as previously reported, to $0.9 million. The effect of the adoption of this statement on subsequent quarters of 1992 was not material. Net income for the first quarter of 1992 also includes a gain of $3.3 million, representing the cumulative effect on prior years of adopting the change in accounting for income taxes.

     Operating income for the first quarter of 1992 includes a gain of $11.0 million on the sale of an offshore drilling rig.

     Income before extraordinary item for the second quarter of 1992 includes income of $55.0 million received in the Transco settlement.

     The Company did not declare any dividends on its common stock in either 1993 or 1992.

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Global Marine Inc.

Our report on the consolidated financial statements of Global Marine Inc. and subsidiaries is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 56 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                        /s/ Coopers & Lybrand


Houston, Texas
February 11, 1994

                     GLOBAL MARINE INC. AND SUBSIDIARIES
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                (In millions)

                                                                     Other
                                 Balance at               Retire-    Changes    Balance at
                                 Beginning    Additions    ments        Add        End
  Description                      of Year     at Cost    or Sales   (Deduct)     of Year

Year ended December 31, 1993:
  Rigs and equipment              $  439.1    $   60.7    $   54.6   $     -    $  445.2
  Oil and gas properties              32.2         3.1         2.4         -        32.9
                                  $  471.3    $   63.8    $   57.0   $     -    $  478.1

Year ended December 31, 1992:
   Rigs and equipment              $  440.1   $   19.2    $   20.2   $     -    $  439.1
   Oil and gas properties              38.0        1.7         7.5         -        32.2
                                   $  478.1   $   20.9    $   27.7         -    $  471.3
Year ended December 31, 1991:
   Rigs and equipment              $  420.7   $   20.6    $    1.2   $     -    $  440.1
   Oil and gas properties              36.6        2.1          .7         -        38.0
                                   $  457.3   $   22.7    $    1.9   $     -    $  478.1

     The methods of depreciation of property, plant and equipment are described in Note 1 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

     Additions for 1993 include the acquisition of three offshore drilling rigs at a recorded cost of $40.2 million, $23.2 million of which was noncash (see Note 13 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

                     GLOBAL MARINE INC. AND SUBSIDIARIES
              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
              AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                (In millions)

                                                                     Other
                             Balance at  Charged to    Retire-      Changes    Balance at
                              Beginning   Costs and     ments         Add          End
Description                    of Year    Expenses     or Sales     (Deduct)     of Year

Year ended December 31, 1993:
   Rigs and equipment           $128.7     $ 32.6      $ 27.3      $       -      $134.0
   Oil and gas properties         24.6        3.3        (1.6)             -        29.5
                                $153.3     $ 35.9      $ 25.7      $       -      $163.5

Year ended December 31, 1992:
   Rigs and equipment           $102.5     $ 37.1      $ 10.9      $       -      $128.7
   Oil and gas properties         21.9       10.0         7.3              -        24.6
                                $124.4     $ 47.1      $ 18.2      $       -      $153.3

Year ended December 31, 1991:
   Rigs and equipment           $ 67.1     $ 35.9      $   .5      $       -      $102.5
   Oil and gas properties         12.0       10.7          .8              -        21.9
                                $ 79.1     $ 46.6      $  1.3      $       -      $124.4

                     GLOBAL MARINE INC. AND SUBSIDIARIES
              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                (In millions)

                                               Additions
                               Balance at    Charged to  Charged to                       Balance
                                Beginning     Costs and     Other                          at End
 Description                    of Year       Expenses   Accounts (a)    Deductions(b)    of Year

Year ended December 31, 1993:
   Reserve for loss on
     operating lease              $19.6        $    -      $ .7             $11.9         $ 8.4

Year ended December 31, 1992:
   Reserve for loss on
     operating lease              $29.8        $    -      $1.3             $11.5         $19.6

Year ended December 31, 1991:
   Reserve for loss on
     operating lease              $38.9        $    -      $2.4             $11.5         $29.8




(a) Represents unearned interest income which was charged to an escrow account for the lease of the Glomar Beaufort Sea I and which is classified as a noncurrent asset.

(b) Represents lease payments for the Glomar Beaufort Sea I which were made from the escrow account described in (a) above.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                               (In millions)

                                        1993         1992        1991

  Maintenance and repairs              $ 24.2       $ 24.1      $ 25.6

  Amortization of deferrals:
    Drydock                            $  2.4      $   1.9      $  1.4
    Mobilization                          7.5          2.3          .2
                                       $  9.9      $   4.2      $  1.6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As permitted by General Instruction G, the information called for by this item with respect to the Company's directors is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. Information with respect to the Company's executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     As permitted by General Instruction G, the information called for by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

     As permitted by General Instruction G, the information called for by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As permitted by General Instruction G, the information called for by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                     Page
(a) Financial Statements, Schedules and Exhibits

  (1)  Financial Statements
       Report of Independent Accountants                               25
       Consolidated Statement of Operations                            26
       Consolidated Balance Sheet                                      27
       Consolidated Statement of Cash Flows                            29
       Consolidated Statement of Shareholders' Equity                  30
       Notes to Consolidated Financial Statements                      31
  (2)  Financial Statement Schedules
       Report of Independent Accountants                               50
       Schedule V - Property, Plant and Equipment                      51
       Schedule VI - Accumulated Depreciation, Depletion and
          Amortization of Property, Plant and Equipment                52
       Schedule VIII - Valuation and Qualifying Accounts               53
       Schedule X - Supplementary Income Statement Information         54

              Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is included in the financial statements or related notes.

  (3)         Exhibits

              The following instruments are included as exhibits to this Annual Report on Form 10-K and are filed herewith unless otherwise indicated. Exhibits incorporated by reference are so indicated by parenthetical information.

 3(i).1       Restated Certificate of Incorporation of the
              Company as filed with the Secretary of State of Delaware on March 15, 1989, effective March 16,
              1989.

 3(i).2       Certificate of Amendment of the Restated
              Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 11, 1990.

 3(i).3       Certificate of Correction of the Restated
              Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on September 25, 1990.

 3(i).4       Certificate of Amendment of the Restated
              Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 11, 1992.

 3(ii).1      By-laws of the Company as amended on May 10, 1989.

     4.1 Indenture, dated as of December 23, 1992, between the Company and Wilmington Trust Company, as Trustee, with respect to the Senior Secured Notes. (Incorporated herein by this reference to Exhibit
              4.5 of Post-Effective Amendment No. 2 to the
              Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

     4.2 First Priority Naval Mortgage, dated April 29, 1993, from Global Marine Drilling Company to Wilmington Trust Company, as Trustee. (Incorporated herein by this reference to Exhibit
              4.6 of the Registrant's Registration Statement on Form S-3 (No. 33-65272) filed with the Commission on June 30, 1993.)

     4.3 First Preferred Fleet Mortgage, dated December 23, 1992, from Global Marine Drilling Company to Wilmington Trust Company, as Trustee.
              (Incorporated herein by this reference to Exhibit
              4.7 of Post-Effective Amendment No. 2 to the
              Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

     4.4 Release of Vessel from Lien of First Preferred Fleet Mortgage, dated April 30, 1993, by Wilmington Trust Company, as Trustee. (Incorporated herein by this reference to Exhibit 4.8 of the Registrant's Registration Statement on Form S-3 (No. 33-65272) filed with the Commission on June 30, 1993.)

     4.5 First Preferred Fleet Mortgage, dated December 23, 1992, from Global Marine Deepwater Drilling Inc. to Wilmington Trust Company, as Trustee.
              (Incorporated herein by this reference to Exhibit
              4.8 of Post-Effective Amendment No. 2 to the
              Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

     4.6      Release of Vessel from Lien of Mortgage, dated
              January 27, 1993, by Wilmington Trust Company, as
              Trustee.

     4.7 First Priority Naval Mortgage, dated March 17, 1993, from Global Marine Nautilus Inc. to Wilmington Trust Company, as Trustee. (Incorporated herein by this reference to Exhibit
              4.10 of the Registrant's Registration Statement on Form S-3 (No. 33-65272) filed with the Commission on June 30, 1993.)

     4.8      Release of Vessel from Lien of First Priority Naval
              Fleet Mortgage, dated September 8, 1993, by
              Wilmington Trust Company, as Trustee.

     4.9      Supplement No. 1, dated September 8, 1993, to First
              Priority Naval Fleet Mortgage from Global Marine
              Nautilus Inc. to Wilmington Trust Company, as
              Trustee.

     4.10     Assumption Agreement and Supplement No. 2, dated
              December 16, 1993, to First Priority Naval Fleet
              Mortgage among Global Marine Drilling Company and
              Wilmington Trust Company, as Trustee.

     4.11 First Preferred Fleet Mortgage, dated December 23, 1992, from Global Marine West Africa Inc. to Wilmington Trust Company, as Trustee.
              (Incorporated herein by this reference to Exhibit
              4.10 of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

     4.12 First Preferred Ship Mortgage, dated December 23, 1992, from Global Marine Adriatic Inc. to Wilmington Trust Company, as Trustee.
              (Incorporated herein by this reference to Exhibit
              4.11 of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

     4.13 Assumption Agreement and Supplement No.1, dated March 4, 1993, to First Preferred Ship Mortgage among Global Marine Adriatic Inc., as Original Mortgagor, Global Marine Drilling Company, as Assuming Mortgagor, and Wilmington Trust Company, as Trustee. (Incorporated herein by this reference to Exhibit 4.13 of the Registrant's Registration Statement on Form S-3 (No. 33-65272) filed with the Commission on June 30, 1993.)

     4.14 First Preferred Ship Mortgage, dated December 23, 1992, from Global Marine Australia Inc. to Wilmington Trust Company, as Trustee.
              (Incorporated herein by this reference to Exhibit
              4.12 of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

     4.15 First Preferred Ship Mortgage, dated December 23, 1992, from Global Marine Bismarck Sea Inc. to Wilmington Trust Company, as Trustee.
              (Incorporated herein by this reference to Exhibit
              4.13 of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

     4.16 First Priority Naval Mortgage, dated March 17, 1993, from Global Marine North Sea Inc. to Wilmington Trust Company, as Trustee.
              (Incorporated herein by this reference to Exhibit
              4.16 of the Registrant's Registration Statement on Form S-3 (No. 33-65272 ) filed with the Commission on June 30, 1993.)

      4.17 Subsidiary Pledge Agreement, dated December 23, 1992, between Global Marine Adriatic Inc. and Wilmington Trust Company, as Trustee.
             (Incorporated herein by this reference to Exhibit
             4.15 of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

      4.18 Subsidiary Pledge Agreement, dated December 23, 1992, between Global Marine Australia Inc. and Wilmington Trust Company, as Trustee.
             (Incorporated herein by this reference to Exhibit
             4.16 of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

      4.19 Subsidiary Pledge Agreement, dated December 23, 1992, between Global Marine Bismarck Sea Inc. and Wilmington Trust Company, as Trustee.
            (Incorporated herein by this reference to Exhibit
            4.17 of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

      4.20 Subsidiary Pledge Agreement, dated December 23, 1992, between Global Marine Deepwater Drilling Inc. and Wilmington Trust Company, as Trustee. (Incorporated herein by this reference to Exhibit
            4.18 of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

      4.21 Subsidiary Pledge Agreement, dated December 23, 1992, between Global Marine Drilling Company Inc. and Wilmington Trust Company, as Trustee. (Incorporated herein by this reference to Exhibit
            4.19 of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

      4.22 Subsidiary Pledge Agreement, dated December 23, 1992, between Global Marine Nautilus Inc. and Wilmington Trust Company, as Trustee.
            (Incorporated herein by this reference to Exhibit
            4.20 of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

      4.23 Subsidiary Pledge Agreement, dated December 23, 1992, between Global Marine North Sea Inc. and Wilmington Trust Company, as Trustee.
            (Incorporated herein by this reference to Exhibit
            4.21 of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

      4.24 Subsidiary Pledge Agreement, dated December 23, 1992, between Global Marine West Africa Inc. and Wilmington Trust Company, as Trustee.
            (Incorporated herein by this reference to Exhibit
            4.22 of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (No. 33-34013) filed with the Commission on January 22, 1993.)

     10.1 Credit Agreement, dated June 24, 1993, among Global Marine Inc., Global Marine Drilling Company, Global Marine Australia Inc., Global Marine Baltic Inc., Global Marine Deepwater Drilling Inc. and Societe Generale, New York Branch. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-3 (No. 33-65272) filed with the Commission on June 30, 1993.)

     10.2 Memorandum of Agreement, dated June 6, 1993, between Global Marine Inc. and Transocean Drilling AS, and Amendment No. 1 thereto dated June 16, 1993. (Incorporated herein by this reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-3 (No. 33-65272) filed with the Commission on June 30, 1993.)

     10.3 Letter of Intent in Order to Form a Joint Venture, dated June 6, 1993, between Global Marine Inc. and Transocean Drilling AS. (Incorporated herein by this reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-3 (No. 33-65272) filed with the Commission on June 30, 1993.)

    10.4 Purchase and Sale Agreement, dated August 24, 1993, between Global Marine Inc. and Transocean Drilling AS. (Incorporated herein by this reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)

    10.5 Management Agreement (relating to Glomar Moray Firth I), dated September 10, 1993, between Global Marine Nautilus Inc. and Transocean Drilling AS. (Incorporated herein by this reference to Exhibit
           10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)

    10.6   Management Agreement (relating to Transocean No.
           5), dated September 10, 1993, between Global Marine Nautilus Inc. and Transocean Drilling AS. (Incorporated herein by this reference to Exhibit to 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)

    10.7 Purchase and Sale Agreement (relating to the Uxmal, subsequently renamed the Glomar Adriatic IX), dated as of December 13, 1993, and Amendment No. 1 thereto, dated as of February 10, 1994, each between Global Marine Inc. and Aban Loyd Chiles
           Offshore Limited.

    10.8 Purchase and Sale Agreement (Supplementary) (relating to the Uxmal, subsequently renamed the Glomar Adriatic IX), dated as of December 13, 1993, and Amendment No. 1 thereto, dated as of February 10, 1994, each between Global Marine Inc. and Aban Loyd Chiles Offshore Limited.

    10.9 Purchase and Sale Agreement (relating to the Chichen Itza, subsequently renamed the Glomar Adriatic X), dated as of December 13, 1993, and Amendment No. 1 thereto, dated as of February 11, 1994, each between Global Marine Inc. and Aban Loyd Chiles Offshore Limited.

    10.10 Purchase and Sale Agreement (Supplementary) (relating to the Chichen Itza, subsequently renamed the Glomar Adriatic X), dated as of December 13, 1993, and Amendment No. 1 thereto, dated as of February 11, 1994, each between Global Marine Inc. and Aban Loyd Chiles Offshore Limited.

    10.11 Letter Employment Agreement dated as of February 28, 1992, between the Company and C. Russell Luigs. (Incorporated herein by this reference to Exhibit
           10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

    10.12 Consulting Agreement dated as of February 18, 1986, between Challenger Minerals Inc. and Donald B. Brown. (Incorporated herein by this reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987.)

    10.13 Consulting Agreement dated as of February 18, 1986, between Challenger Minerals Inc. and William C. Walker. (Incorporated herein by this reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987.)

    10.14 Six Letter Severance Agreements dated February 7, 1989, between the Company and six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

    10.15 Letter Severance Agreement dated May 7, 1992, between the Company and Jon A. Marshall.
           (Incorporated herein by this reference to Exhibit
           10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)

    10.16 Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

    10.17 First Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

    10.18 Second Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

    10.19  Third Amendment to Global Marine Inc. 1989 Stock
           Option and Incentive Plan.

    10.20 Eight Incentive Stock Sale Agreements dated February 9, 1993, between the Company and eight executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

    10.21  Nine Incentive Stock Sale Agreements dated February
           8, 1994, between the Company and nine executive officers, respectively.

    10.22 Executive Life Insurance Plan. (Incorporated herein by this reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

    10.23  Global Marine Inc. Executive Supplemental
           Retirement Plan of 1990. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's
           Annual Report on Form 10-K for the year ended
           December 31, 1990.)

    10.24 Global Marine Benefit Equalization Retirement Plan effective January 1, 1990. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

    10.25 Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990.
           (Incorporated herein by this reference to Exhibit
           10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

    10.26 Form of Indemnification Agreement entered into between the Company and each of its directors and officers. (Incorporated herein by this reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)

    10.27 Amended and Restated Retirement Plan for Outside Directors. (Incorporated herein by this reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

    10.28 Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (Incorporated herein by this reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

    10.29 Global Marine Inc. 1993 Management Incentive Award Plan. (Incorporated herein by this reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)

    10.30  Global Marine Inc. 1994 Management Incentive Award
           Plan.

    11.1   Computation of Earnings Per Common Share.

    21.1   List of Subsidiaries.

    23.1   Consent of Coopers & Lybrand, Independent Accountants.

    23.2   Consent of Independent Petroleum Engineers (Ryder
           Scott Company Petroleum Engineers).

    27.1 Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 or Section 323 of the Trust Indenture Act, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)

    99.1   Report of Independent Petroleum Engineers dated
           February 7, 1994.

    99.2 Reports of Independent Petroleum Engineers dated January 29, 1993. (Incorporated herein by this reference to Exhibit 28.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

    99.3 Reports of Independent Petroleum Engineers dated January 29, 1992. (Incorporated herein by this reference to Exhibit 28.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

    99.4 Fourth Proposed Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code for Global Marine Inc. and its Affiliated Debtors, as filed by the Registrant on October 5, 1988, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (Incorporated herein by this reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K dated October 5, 1988.)

    99.5 Modifications to Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code for Global Marine Inc. and its Affiliated Debtors, as filed by the Registrant on February 1, 1989, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. (Incorporated herein by this reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K dated February 2, 1989.)

    99.6 Order Confirming Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code for Global Marine Inc. and its Affiliated Debtors, as Modified by Modifications to Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code for Global Marine Inc. and its Affiliated Debtors. (Incorporated herein by this reference to Exhibit 28.1 of the Registrant's Current Report on Form 8-K dated February 2, 1989.)

    99.7 Additional Modifications to Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code for Global Marine Inc. and its Affiliated Debtors, as filed by the Registrant on March 2, 1989, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. (Incorporated herein by this reference to Exhibit
           2.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

    99.8 Order Allowing Modification of Confirmed Plan of Reorganization dated March 14, 1989. (Incorporated herein by this reference to Exhibit 28.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

    99.9   Order Modifying Provisions of Plan of
           Reorganization dated May 5, 1989. (Incorporated herein by this reference to Exhibit 28.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

    99.10 Order Extending Delivery Deadline with Respect to Documents Evidencing Long-Term Debt Obligations Created Under Confirmed Plan, dated June 29, 1989; Order Further Extending Delivery Deadline with Respect to Documents Evidencing Long-Term Debt Obligations Created Under Confirmed Plan, dated July 11, 1989; Order Granting Additional 30-day Extension of Delivery Deadline with Respect to Documents Evidencing Long-Term Debt Obligations Created by Confirmed Plan, dated November 7, 1989; and Order Granting Additional Time to Execute and Deliver Plan Documents Evidencing Obligations to Unsecured Creditors, dated January 3, 1990. (Incorporated herein by this reference to Exhibit
           28.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

      The Company hereby undertakes, pursuant to Regulation S-K,
      Item 601(b), paragraph (4) (iii), to furnish to the Securities and Exchange Commission on request agreements defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith in accordance with said Item.

      Management Contracts, Compensatory Plans and Arrangements:

      The following management contracts, compensatory plans and arrangements, which are required to be filed as exhibits to this Annual Report on Form 10-K, are included in the immediately preceding list as Exhibits 10.11 through 10.30. The parenthetical information in the following list specifies, for each such contract, plan or arrangement, its exhibit number in the immediately preceding list, which list includes information regarding the filing with which it can be found.

      Employment Agreement:

         Letter Employment Agreement dated as of February 28, 1992, between the Company and C. Russell Luigs (Exhibit 10.11).

      Consulting Agreements:

         Consulting Agreement, dated as of February 18, 1986, between Challenger Minerals Inc. and Donald B. Brown (Exhibit 10.12); Consulting Agreement, dated as of February 18, 1986, between Challenger Minerals Inc. and William C. Walker (Exhibit 10.13)

      Severance Agreements:

         Six Letter Severance Agreements dated February 7, 1989, between the Company and six executive officers, respectively (Exhibit 10.14); Letter Severance Agreement dated May 7, 1992, between the Company and one executive officer (Exhibit 10.15).

      Stock Option Plans and Agreements Thereunder:

         Global Marine Inc. 1989 Stock Option and Incentive Plan
         (Exhibit 10.16); First Amendment thereto (Exhibit 10.17); Second Amendment thereto (Exhibit 10.18); Third Amendment thereto (Exhibit 10.19).

         Eight Incentive Stock Sale Agreements dated
         February 9, 1993, between the Company and eight executive officers, respectively (Exhibit 10.20); Nine Incentive Stock Sale Agreements dated February 8, 1994, between the Company and nine executive officers, respectively (Exhibit 10.21).

         Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (Exhibit 10.28).

      Life Insurance Plan:

         Executive Life Insurance Plan (Exhibit 10.22).

      Retirement Plans:

         Global Marine Inc. Executive Supplemental Retirement Plan of 1990 (Exhibit 10.23).

         Global Marine Benefit Equalization Retirement Plan effective January 1, 1990 (Exhibit 10.24).

         Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990 (Exhibit 10.25).

         Amended and Restated Retirement Plan for Outside Directors (Exhibit 10.27).

      Indemnification Agreements:

         Form of Indemnification Agreement entered into between the Company and each of its directors and officers (Exhibit
         10.26).

      Incentive Award Plans:

         Global Marine Inc. 1993 Management Incentive Award Plan
         (Exhibit 10.29);  Global Marine Inc. 1994 Management
         Incentive Award Plan (Exhibit 10.30).

(b)   Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during the last quarter of 1993.

SIGNATURES REQUIRED FOR FORM 10-K

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GLOBAL MARINE INC.
                                    (REGISTRANT)

Date:  February 28, 1994            By:     J. C. MARTIN
                                           (J. C. Martin)
                                       Senior Vice President
                                     and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                          Date

C. R. LUIGS                   Chairman of the Board,         February 28, 1994
(C. R. Luigs)                 President and Chief
                              Executive Officer

J. C. MARTIN                  Senior Vice President and       February 28, 1994
(J. C. Martin)                Chief Financial Officer
                              (Principal Financial
                              Officer) and Director

THOMAS R. JOHNSON             Vice President and              February 28, 1994
(Thomas R. Johnson)           Controller (Principal
                              Accounting Officer)

PATRICK M. AHERN              Director                         February 28, 1994
(Patrick M. Ahern)

DONALD B. BROWN               Director                         February 28, 1994
(Donald B. Brown)

E. J. CAMPBELL                Director                         February 28, 1994
(E. J. Campbell)

PETER T. FLAWN                Director                         February 28, 1994
(Peter T. Flawn)

JOHN M. GALVIN                Director                         February 28, 1994
(John M. Galvin)

L. L. LEIGH                   Director                         February 28, 1994
(L. L. Leigh)

SIDNEY A. SHUMAN              Director                         February 28, 1994
(Sidney A. Shuman)

                              Director
(William R. Thomas)

WILLIAM C. WALKER             Director                         February 28, 1994
(William C. Walker)

                               EXHIBIT INDEX

A. Copies of exhibits listed below are submitted with this Annual
   Report on Form 10-K, immediately following this index.

 3(i).1       Restated Certificate of Incorporation of the
              Company as filed with the Secretary of State of Delaware on March 15, 1989, effective March 16,
              1989.

 3(i).2       Certificate of Amendment of the Restated
              Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 11, 1990.

 3(i).3       Certificate of Correction of the Restated
              Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on September 25, 1990.

 3(i).4       Certificate of Amendment of the Restated
              Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 11, 1992.

3(ii).1       By-laws of the Company as amended on May 10, 1989.

     4.6      Release of Vessel from Lien of Mortgage, dated
              January 27, 1993, by Wilmington Trust Company, as
              Trustee.

     4.8      Release of Vessel from Lien of First Priority Naval
              Fleet Mortgage, dated September 8, 1993, by
              Wilmington Trust Company, as Trustee.

     4.9      Supplement No. 1, dated September 8, 1993, to First
              Priority Naval Fleet Mortgage from Global Marine
              Nautilus Inc. to Wilmington Trust Company, as
              Trustee.

     4.10     Assumption Agreement and Supplement No. 2, dated
              December 16, 1993, to First Priority Naval Fleet
              Mortgage among Global Marine Drilling Company and
              Wilmington Trust Company, as Trustee.

    10.7 Purchase and Sale Agreement (relating to the Uxmal, subsequently renamed the Glomar Adriatic IX), dated as of December 13, 1993, and Amendment No. 1 thereto, dated as of February 10, 1994, each between Global Marine Inc. and Aban Loyd Chiles
              Offshore Limited.

    10.8 Purchase and Sale Agreement (Supplementary) (relating to the Uxmal, subsequently renamed the Glomar Adriatic IX), dated as of December 13, 1993, and Amendment No. 1 thereto, dated as of February 10, 1994, each between Global Marine Inc. and Aban Loyd Chiles Offshore Limited.

    10.9 Purchase and Sale Agreement (relating to the Chichen Itza, subsequently renamed the Glomar Adriatic X), dated as of December 13, 1993, and Amendment No. 1 thereto, dated as of February 11, 1994, each between Global Marine Inc. and Aban Loyd Chiles Offshore Limited.

    10.10 Purchase and Sale Agreement (Supplementary) (relating to the Chichen Itza, subsequently renamed the Glomar Adriatic X), dated as of December 13, 1993, and Amendment No. 1 thereto, dated as of February 11, 1994, each between Global Marine Inc. and Aban Loyd Chiles Offshore Limited.

    10.19     Third Amendment to Global Marine Inc. 1989 Stock
              Option and Incentive Plan.

    10.21     Nine Incentive Stock Sale Agreements dated February
              8, 1994, between the Company and nine executive officers, respectively.

    10.30     Global Marine Inc. 1994 Management Incentive Award
              Plan.

     11.1     Computation of Earnings Per Common Share.

     21.1     List of Subsidiaries.

     23.1     Consent of Coopers & Lybrand, Independent
              Accountants.

     23.2     Consent of Independent Petroleum Engineers (Ryder
              Scott Company Petroleum Engineers).

     27.1 Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 or Section 323 of the Trust Indenture Act, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)

     99.1     Report of Independent Petroleum Engineers dated
              February 7, 1994.

B. The following exhibits are incorporated by reference in this Annual Report on Form 10-K, as stated in Item 14(a)(2).
    Descriptions of such exhibits are incorporated herein by this reference to Item 14(a)(2) of this Report.

       4.1, 4.2, 4.3, 4.4, 4.5, 4.7, 4.11, 4.12, 4.13, 4.14, 4.15,
       4.16, 4.17, 4.18, 4.19, 4.20, 4.21, 4.22, 4.23, 4.24, 10.1,
       10.2, 10.3, 10.4, 10.5, 10.6, 10.11, 10.12, 10.13, 10.14,
       10.15, 10.16, 10.17, 10.18, 10.20, 10.22, 10.23, 10.24,
       10.25, 10.26, 10.27, 10.28, 10.29, 99.2, 99.3, 99.4, 99.5,
       99.6, 99.7, 99.8, 99.9, and 99.10.

                                                                EXHIBIT 11.1
                              GLOBAL MARINE INC. AND SUBSIDIARIES
                          COMPUTATION OF EARNINGS PER COMMON SHARE
                        (Dollars in millions, except per share amounts)

                                                                   1993            1992             1991

Shares for primary and fully diluted computations:

Weighted average shares of common stock outstanding              151,984,669     114,634,930    109,156,271
Shares issuable on assumed exercise of stock options                       -       1,703,048              -

   Weighted average shares for primary earnings per share        151,984,669     116,337,978    109,156,271

Incremental shares issuable on assumed exercise of stock
   options and warrants to reflect maximum dilutive effect (1):
     Options                                                       3,269,447         124,744      2,404,011
     Warrants                                                              -               -      3,881,028

        Weighted average shares for fully
          diluted earnings per share                             155,254,116     116,462,722    115,441,310

Earnings for primary and
   fully diluted computations:

Income (loss) before extraordinary item
   and cumulative effect of changes in
   accounting principles                                      $        (26.5)         $ 27.5   $        1.0
Extraordinary gain on extinguishment of debt                               -            28.3              -
Cumulative effect of change in accounting
   for income taxes                                                        -             3.3              -
Cumulative effect of change in accounting for
   postretirement health care and life insurance
   benefits                                                                -            (1.9)             -

Net income (loss)                                             $        (26.5)   $       57.2    $       1.0

Primary earnings (loss) per share:

Income (loss) before extraordinary item
   and cumulative effect of changes in
   accounting principles                                      $        (0.17)   $        0.24   $      0.01
Extraordinary gain on extinguishment of debt                               -             0.24             -
Cumulative effect of change in accounting
   for income taxes                                                        -             0.03             -
Cumulative effect of change in accounting for
   postretirement health care and life insurance
   benefits                                                                -            (0.02)            -

Primary net income (loss) per common share                    $        (0.17)   $        0.49     $    0.01


Fully diluted net income (loss) per share:

Income (loss) before extraordinary item
   and cumulative effect of changes in
   accounting principles                                       $        (0.17)  $         0.24    $    0.01
Extraordinary gain on extinguishment of debt                                -             0.24            -
Cumulative effect of change in accounting
   for income taxes                                                         -             0.03            -
Cumulative effect of change in accounting for
   postretirement health care and life insurance
   benefits                                                                 -            (0.02)           -

Fully diluted net income (loss) per common share                $        (0.17)  $        0.49     $   0.01

(1)  Shares issuable upon the assumed exercise of stock options are included in the calculation of fully diluted net loss per common share in accordance with
     Regulation S-K, Item 601(b)(11), although for 1993 their inclusion is contrary to paragraph 40 of APB Opinion No. 15 because their inclusion produces an antidilutive result.