Form 10-Q
period 1994-03-31
GLOBAL MARINE INC
filed 1994-05-11
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________


                               Commission file number 1-5471


                              GLOBAL MARINE INC.

          (Exact name of registrant as specified in its charter)

                       Delaware                               95-1849298
           (State or other jurisdiction of                 (I.R.S.Employer
            incorporation or organization)                Identification No.)


        777 N. Eldridge Road,  Houston, Texas                    77079
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value, 163,352,070 shares outstanding as of March 31, 1994.

                              GLOBAL MARINE INC.

                        TABLE OF CONTENTS TO FORM 10-Q

                         QUARTER ENDED MARCH 31, 1994




                                                                    Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

     Report of Independent Accountants                                 2

     Condensed Consolidated Statement of Operations
        Three Months Ended March 31, 1994, and 1993                    3

     Condensed Consolidated Balance Sheet
        March 31, 1994, and December 31, 1993                          4

     Condensed Consolidated Statement of Cash Flows
        Three Months Ended March 31, 1994, and 1993                    6

     Notes to Condensed Consolidated Financial Statements              7


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9


PART II - OTHER INFORMATION


  Item 5.  Other Information                                          14

  Item 6.  Exhibits and Reports on Form 8-K                           14



SIGNATURE                                                             14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of March 31, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1994, and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                     /s/ Coopers & Lybrand

Houston, Texas
May 6, 1994


                     GLOBAL MARINE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (In millions, except per share amounts)

                                                       Three Months Ended
                                                             March 31,
                                                        1994          1993

Revenues:
    Marine drilling                                    $ 65.2        $ 58.2
    Oil and gas                                           2.8           2.8
      Total revenues                                     68.0          61.0

Expenses:
    Marine drilling                                      50.6          48.4
    Oil and gas                                           1.0           1.0
    Depreciation, depletion and amortization              9.3           9.2
    General and administrative                            3.3           3.2
      Total operating expenses                           64.2          61.8
      Operating income (loss)                             3.8           (.8)

Other income (expense):
    Interest expense (note 4)                            (7.1)         (8.2)
    Dividend income (note 3)                              1.1             -
    Interest income                                        .6            .6
      Total other income (expense)                       (5.4)         (7.6)

    Loss before income taxes                             (1.6)         (8.4)

    Income tax expense                                     .1            .9

    Loss before cumulative effect of
      change in accounting principle                     (1.7)         (9.3)

    Cumulative effect of change in
      accounting for postemployment benefits (note 2)    (3.5)            -

    Net loss                                           $ (5.2)       $ (9.3)

Net loss per common share:
    Before cumulative effect of
      change in accounting principle                   $(0.01)       $(0.06)

    Cumulative effect of change in
      accounting for postemployment benefits (note 2)   (0.02)            -

    Net loss per common share                          $(0.03)       $(0.06)






          See notes to condensed consolidated financial statements.

                     GLOBAL MARINE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (In millions)

                                                            March 31,    December 31,
                                                               1994          1993

Current assets:
    Cash and cash equivalents                               $   52.9     $   31.2
    Marketable securities (note 3)                              20.0         20.2
    Accounts receivable, net of allowances                      49.0         57.9
    Investment, at cost                                            -         15.0
    Note receivable                                                -         10.2
    Prepaid expenses                                             6.4          6.5
    Other current assets                                         3.5          3.4

     Total current assets                                      131.8        144.4

Properties:
    Rigs and drilling equipment, less accumulated
     depreciation of $142.3 and $134.0 at March 31,
     1994 and December 31, 1993, respectively                  335.7        311.2
    Oil and gas properties, full cost method, less
      accumulated depreciation, depletion and amortization
      of $30.0 and $29.5 at March 31, 1994 and December 31,
      1993, respectively                                         4.3          3.4

     Net properties                                            340.0        314.6

Funds in escrow for operating lease                              8.0          8.5
Note receivable                                                    -          7.5
Other assets                                                    13.5         17.9

     Total assets                                           $  493.3     $  492.9













          See notes to condensed consolidated financial statements.

                     GLOBAL MARINE INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                (In millions)
                                                           March 31,     December 31,
                                                              1994           1993

Current liabilities:
    Accounts payable                                        $  14.8       $  19.9
    Accrued liabilities:
      Interest                                                  8.4           1.2
      Compensation and related employee costs                   8.2           9.4
      Claims and allowances                                     3.1           3.0
      Income taxes                                              2.0           2.0
      Other                                                     1.2           1.7

       Total current liabilities                               37.7          37.2

Long-term debt                                                225.0         225.0
Reserve for loss on operating lease                             7.8           8.4
Other long-term liabilities                                    20.7          16.9

Shareholders' equity:
    Preferred stock, $0.01 par value, 10 million
      shares authorized, no shares issued or outstanding          -             -
    Common stock, $0.10 par value, 200 million shares
      authorized, 163,352,070 shares and 162,832,799
      shares issued and outstanding at March 31, 1994 and
      December 31, 1993, respectively                          16.3          16.3
    Additional paid-in capital                                256.5         254.7
    Accumulated deficit (note 3)                              (70.7)        (65.6)

       Total shareholders' equity                             202.1         205.4

              Total liabilities and shareholders' equity    $ 493.3       $ 492.9












          See notes to condensed consolidated financial statements.

                     GLOBAL MARINE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In millions)

                                                                 Three Months Ended
                                                                      March 31,
                                                                  1994         1993
Cash Flows From Operating Activities:
    Net loss                                                      $(5.2)     $ (9.3)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
      Depreciation, depletion and amortization                      9.3         9.2
      Cumulative effect of change in accounting principle           3.5           -
      (Increase) decrease in accounts receivable                    8.9        (2.5)
      Decrease in note receivable                                  17.9           -
      Increase in other current assets                                -        (2.2)
      Decrease in accounts payable                                 (5.1)       (1.3)
      Increase  in accrued liabilities                              6.2         7.7
      Other, net                                                    2.3        (2.7)

       Net cash flow provided by (used in)
          operating activities                                     37.8        (1.1)

Cash Flows From Investing Activities:
    Capital expenditures                                          (34.6)       (5.2)
    Proceeds from sales or maturities of marketable securities     19.6          .7
    Purchases of marketable securities                             (4.2)       (5.3)
    Disposals of properties                                          .9         4.6
    Other                                                           2.1          .8

       Net cash flow used in investing activities                 (16.2)       (4.4)

Cash Flows From Financing Activities:
    Common stock offering, net of expenses                            -         7.8
    Payments on long-term debt                                        -         (.2)
    Other                                                            .1          .4

       Net cash flow provided by financing activities                .1         8.0

Increase in cash and cash equivalents                              21.7         2.5

Cash and cash equivalents at beginning of period                   31.2        23.3

Cash and cash equivalents at end of period                        $52.9       $25.8








          See notes to condensed consolidated financial statements.


                     GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1994


NOTE 1 - GENERAL

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal nature unless otherwise identified. Certain reclassifications have been made to the prior year period to conform to the current period presentation. The term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to the Company's consolidated subsidiaries.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - ACCOUNTING CHANGES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment
Benefits." SFAS No. 112 requires the recognition of expense for postemployment benefits on an accrual basis, rather than the cash-basis approach used previously. Postemployment benefits include severance pay, disability-related benefits and continuation of health care costs during the period after employment but before retirement. The cumulative impact of this change as of January 1, 1994 was an increase in the net loss in the amount of $3.5 million ($0.02 per share) in the first quarter of 1994. Other than the cumulative effect, the effect of the accounting change on the net loss was not material. Assuming the accounting change was applied retroactively to January 1, 1993, the effect of the change on the net loss and the net loss per share for the quarter ended March 31, 1993, other than the cumulative effect, would not have been material.

Effective January 1, 1994, the Company also adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The new standard expands the use of fair value accounting for certain investments in debt and equity securities but retains the use of the amortized cost method for investments in debt securities that the Company has the intent and ability to hold to maturity. The adoption of the new standard had no effect, as of January 1, 1994, on the accounting for the Company's investments in marketable securities, which consisted entirely of debt securities as of that date, because the Company holds such securities to maturity.

NOTE 3 - RECEIPT OF TRANSCO STOCK

In February 1994, the Company received 1,017,771 previously escrowed shares of common stock, $0.50 par value per share, of Transco Energy Company
("Transco"), pursuant to the 1992 settlement of take-or-pay litigation, plus $1.1 million in previously escrowed dividends which were declared and paid on the escrowed shares during the period from June 1992 through February 1994, plus interest. Upon receipt of the Transco shares, the Company reclassified the $15.0 million carrying value of the stock from a current investment account to marketable securities. As of March 31, 1994, the market and carrying value of the Transco shares held by the Company and included in marketable securities was $15.1 million. The unrealized holding gain as of March 31, 1994 and the net change in the holding gain during the three months then ended, which was recorded directly to accumulated deficit, was $0.1 million.

The Transco shares received by the Company will not be available for sale by the Company in the public market prior to May 1994. Furthermore, the number of shares of Transco common stock which the Company may sell during any single three-month period will be limited; as a result, the Company may not be able to complete the sale of all of the Transco shares until late 1994.

NOTE 4 - CAPITALIZATION OF INTEREST

For the quarter ended March 31, 1994, total interest expense was $7.6 million less $0.5 million in interest capitalized in connection with the acquisition and refurbishment of two offshore drilling rigs, the Glomar Adriatic IX and Glomar Adriatic X, which were acquired in February 1994.

NOTE 5 - NET LOSS PER SHARE

The net loss per common share was based on the weighted average number of common shares outstanding for each period. The weighted average shares for the three months ended March 31, 1994 and 1993, were 163,129,928 and 143,696,806, respectively.

NOTE 6 - SUBSEQUENT EVENT

On May 6, 1994, the Company signed an agreement to purchase a 1983 Marathon LeTourneau 116-C jackup drilling rig, known as the "Bay Driller," from British Gas for GBP9,250,000. The Company has purchased British pounds in an amount equal to the purchase price in order to effectively fix the price in U.S. dollars at $13.8 million. Under the terms of the agreement, the Company will take delivery of the rig on October 1, 1994, and British Gas will have quarterly options to charter the rig for use as an accommodation unit through the end of 1995. Prior to utilizing the rig for drilling projects, the Company would need to replace the rig's existing specialized drilling equipment with standard drilling equipment at a cost presently estimated to be approximately $10 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

SUMMARY

The Company reported operating income of $3.8 million for the first quarter of 1994 compared to a loss of $0.8 million for the prior-year first quarter.
The improvement in operating results is due to (i) increased contract drilling dayrates and utilization in the U.S. Gulf of Mexico, (ii) the redeployment to the Gulf of five of the Company's rigs from weak overseas markets during the period from April 1993 to November 1993, and (iii) lower oil and gas depletion expense, partially offset by a decline in turnkey drilling results. Data relating to the Company's operations by business segment follows:

                                          Three Months Ended
                                                March 31,           Percentage
                                           1994         1993          Change
                                             (in millions)
Revenues:
  Marine drilling:
    Contract drilling                        $51.9      $48.6            +7%
    Turnkey drilling                          14.8        9.9           +49%
    Intrasegment elimination                  (1.5)      (0.3)
      Total marine drilling                   65.2       58.2           +12%
  Oil and gas                                  2.8        2.8            -
      Total revenues                         $68.0      $61.0           +11%

Operating income:
  Marine drilling:
    Contract drilling                        $ 6.0      $ 1.1          +445%
    Turnkey drilling                           0.1        1.3           -92%
    Elimination (1)                           (0.1)      (0.3)
      Total marine drilling                    6.0        2.1          +186%
  Oil and gas                                  1.3        0.4          +225%
  Corporate expenses                          (3.5)      (3.3)          +6%
      Total operating income (loss)          $ 3.8      $(0.8)         n/m (2)

(1) Deferral of turnkey profit on oil and gas wells drilled on properties in which the Company has an economic interest.
(2) Not meaningful.

In the North Sea and West Africa, low oil prices continue to depress demand for offshore drilling services, resulting in low dayrates and utilization. The strength in the Gulf of Mexico offshore drilling market, which is attributable to higher natural gas prices, has resulted in an increase in the supply of rigs competing for jobs in the Gulf, as contractors have relocated a significant number of rigs to the Gulf from weak overseas markets. This increase in Gulf supply, together with a slight decline in the number of Gulf rigs under contract since the end of 1993, have resulted in recent downward pressures on Gulf dayrates.

Although the outlook for the Company for 1994 is improved over 1993, the Company expects to report a net loss for the full year 1994.

MARINE DRILLING OPERATIONS

Contract drilling. Data with respect to the Company's contract drilling operations follows:

                                                    Three Months Ended
                                                         March 31,            Percentage
                                                     1994        1993           Change

Contract drilling revenues by area (in millions):
   Gulf of Mexico                                     $29.8      $10.6           +181%
   North Sea                                            6.6       19.3            -66%
   West Africa                                          7.1       11.7            -39%
   Other                                                8.4        7.0            +20%
      Total                                           $51.9      $48.6             +7%

Average rig utilization                                  92%       84%

Fleet average dayrate                               $24,300    $25,000

Despite the slightly lower fleet average dayrate for the first quarter of 1994 compared to the prior year first quarter, the increased utilization resulted in a $3.3 million increase in contract drilling revenues. Revenues from the Gulf of Mexico increased by $19.2 million due to (i) the 1993 redeployment to the Gulf of two rigs from West Africa and three rigs from the North Sea, (ii) the September 1993 acquisition of two rigs from Transocean Drilling AS and (iii) higher dayrates and utilization for the Company's other rigs in the Gulf of Mexico. Revenues from the North Sea decreased by $12.7 million due to (i) the redeployment of the three rigs from the North Sea to the Gulf of Mexico,
(ii) the sale of the offshore drilling rig, Glomar Moray Firth, to Transocean Drilling AS in September 1993 and the completion of a management contract with respect to that rig in December 1993 and (iii) lower North Sea utilization. Revenues attributable to offshore West Africa decreased by $4.6 million primarily due to the redeployment of the two rigs from offshore West Africa to the Gulf of Mexico in 1993 and the sale of the offshore drilling rig, Glomar Biscay II, in the first quarter of 1993. The $1.4 million increase in revenues in the "Other" category was due to the redeployment of the Glomar Adriatic IV from the Gulf of Mexico to Trinidad.

The Company anticipates that contracts on 12 of the Company's 22 rigs under contract as of May 2, 1994, will expire at varying times on or prior to June 30, 1994. No assurance can be made that the Company will obtain drilling contracts for the three rigs that are presently available or for its other rigs upon the completion of existing contracts. Short-term contracts have been typical in the industry for the past decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions in the normal course of business.

Drilling activity in the Gulf of Mexico increased throughout 1993 due to stronger domestic natural gas prices and a growing number of drilling prospects developed from enhanced seismic technology. In the Gulf of Mexico, average demand increased to 125 rigs under contract (74 percent utilization) for the quarter ended March 31, 1994 from 104 rigs (71 percent utilization) for the first quarter of 1993. For the quarter ended December 31, 1993, an average of 131 Gulf rigs were under contract (81 percent utilization). If natural gas prices remain at current levels, drilling activity is expected to remain strong. Dayrates, however, are currently trending downward as the supply of the rigs in the Gulf of Mexico continues to increase due to the arrival of rigs from weak overseas markets. As of May 2, 1994, all twelve of the Company's rigs in the Gulf of Mexico were under contract.

In West Africa, the civil war in Angola, the reduction of the Nigerian national oil company's participation in ongoing projects and low oil prices have caused a reduction in the demand for offshore drilling rigs and, accordingly, a reduction in dayrates. Offshore West Africa, average demand decreased to 24 rigs under contract for each of the quarters ended March 31, 1994 and December 31, 1993 (73 percent utilization and 71 percent utilization, respectively) from 32 rigs for the first quarter of 1993 (77 percent utilization). As of May 2, 1994, all three of the Company's rigs located offshore West Africa were under contract.

In the North Sea, low oil prices continue to negatively affect demand for offshore drilling rigs. U.K. oil prices have trended downward from approximately $21 per barrel in June of 1992 to a range of $13 per barrel to $17 per barrel since July of 1993. In addition, the reduction in U.K. tax relief for exploration and appraisal expenditures has further depressed the North Sea drilling market. As a result, the outlook for North Sea activity remains uncertain. In the North Sea, average demand decreased to 68 rigs under contract (78 percent utilization) for the quarter ended March 31, 1994 from 77 rigs (83 percent utilization) for the quarter ended December 31, 1993, and 85 rigs (77 percent utilization) for the first quarter of 1993. As of May 2, 1994, only one of the Company's three rigs in the North Sea was under contract.

Turnkey Drilling. Turnkey drilling operations completed four wells during the first quarter of 1994 compared to three in the prior year first quarter, resulting in a $4.9 million increase in revenues. Operating income from turnkey drilling decreased by $1.2 million compared to the first quarter of 1993 due in part to a loss on one of the 1994 well completions.

OIL AND GAS OPERATIONS

Data related to the Company's oil and gas production follows:

                                                     Three Months Ended
                                                          March 31,             Percentage
                                                     1994          1993           Change

Gas
   Production (in millions of cubic feet)            1,038         1,267           -18%
   Average sale price (per thousand cubic feet)      $2.20         $1.62           +36%

Oil
   Production (in barrels)                          35,723        41,672           -14%
   Average sale price (per barrel)                  $13.31        $18.45           -28%

The decline in oil production in the first quarter of 1994 as compared to the first quarter of 1993 is due to the sale of a Montana oil property in 1993. The decrease in oil and gas production and a lower average oil price received were offset by a higher average gas price received, resulting in revenues of $2.8 million for each of the first quarters of 1994 and 1993.

The $0.9 million increase in oil and gas operating income was due to a lower depletion rate for the first quarter of 1994 resulting from the property sale in 1993 and the attendant reduction in the depletable base.

OTHER INCOME AND EXPENSE

Interest expense for the first quarter of 1994 declined by $1.1 million from the prior year first quarter due to (i) the reduction in long-term debt resulting from the retirement of the rig mortgage note for the Glomar Baltic I in August 1993 and (ii) the capitalization of $0.5 million of interest in the first quarter of 1994 attributable to the acquisition and refurbishment of two offshore drilling rigs, the Glomar Adriatic IX and Glomar Adriatic X, which were acquired in February 1994.

The Company recognized and received dividend income of $1.1 million in the first quarter of 1994 on its investment in common stock of Transco. The dividends relate to the period from June 1992 through February 1994, during which period such dividends were held in escrow. Prior to February 1994, the exact amount of the dividends to be received by the Company was not determinable.

Income tax expense of $0.1 million for the first quarter of 1994 consists of $0.4 million in current foreign income tax expense offset by a credit of $0.3 million related to an adjustment to a federal income tax liability. Income tax expense of $0.9 million for the first quarter of 1993 consists of current foreign income tax expense. The Company's net operating losses provide no current federal income tax benefit.

In the first quarter of 1994 the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of SFAS No. 112 resulted in a charge to earnings in the amount of $3.5 million for the cumulative effect of the change.

LIQUIDITY AND CAPITAL RESOURCES

Capitalized words which appear in the following discussion that are not defined herein are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

In February 1994, the Company received 1,017,771 previously escrowed shares of Transco common stock, pursuant to the 1992 settlement of take-or-pay litigation, plus $1.1 million in previously escrowed dividends which were declared and paid on the escrowed shares during the period from June 1992 through February 1994, plus interest. The Transco shares received by the Company will not be available for sale by the Company in the public market prior to May 28, 1994. Furthermore, the number of shares of Transco common stock which the Company may sell during any single three-month period will be limited; as a result, the Company may not be able to complete the sale of all of the Transco shares until late 1994. As of March 31, 1994, the market value of the Transco shares held by the Company was $15.1 million.

In March 1994, the Company received $15.2 million in proceeds from the sale of U.S. government securities which were previously held in trust in connection with the Transco Note. The proceeds represented the remaining balance due under the note, which was to mature quarterly through July 1995.

In February 1994, the Company purchased two jackup drilling rigs, the Glomar Adriatic IX and the Glomar Adriatic X. The Company paid $26.0 million in cash and issued $1.0 million in notes payable from the rigs' cash flow in partial payment of the purchase price. The remainder of the purchase price will be paid during the second quarter of 1994 by issuing to the seller up to 900,000 shares of Global Marine common stock. In addition, the Company anticipates spending approximately $15 million to refurbish and upgrade the rigs over the remainder of 1994 and the first quarter of 1995.

As of March 31, 1994, the Company had $52.3 million in cash and marketable securities, net of restricted amounts of $20.6 million, of which $15.1 million consisted of the Transco stock. As of December 31, 1993, the Company had $44.6 million in cash and marketable securities, net of restricted amounts of $6.8 million.

During the quarter ended March 31, 1994, cash flow provided by operations increased to $37.8 million, primarily resulting from the liquidation of the Transco Note and collections on trade receivables, compared to a cash use of $1.1 million for the comparable prior-year period.

Working capital decreased to $94.1 million at March 31, 1994 from $107.2 million at December 31, 1993, due to the purchase of the Glomar Adriatic IX and Glomar Adriatic X offshore drilling rigs.

In May 1994, the Company signed an agreement to purchase another offshore drilling unit, a 1983 Marathon LeTourneau 116-C jackup known as the "Bay Driller," at a price of $13.8 million, for delivery in October 1994. The platform is currently outfitted and used by the seller as an accommodation unit. In addition, the Company estimates it would need to spend approximately $10 million to outfit the Bay Driller with suitable drilling equipment before it can be operated as an offshore drilling unit. The Company does not expect to make such additional expenditures prior to 1995. (See note 6 of notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

Capital expenditures for the remainder of 1994 for the Company's drilling fleet, other than for the refurbishment of the Glomar Adriatic IX and Glomar
Adriatic X and the purchase of the Bay Driller, are estimated to be $7 million, principally for capital additions and improvements to the Company's rigs currently in service. Capital expenditures for the Company's oil and gas operations are estimated to be $6 million for the remainder of 1994, principally for exploratory drilling, development drilling of producing properties, the purchase of equipment used in connection with producing properties, and workovers and recompletions.

The Company believes that it will be able to meet all of its current obligations, including capital expenditures and debt service, from its cash flow from operations and its cash, cash equivalents and marketable securities. The Company's ability, however, to pay the principal amount of its Senior Secured Notes upon maturity in December 1999 would require a substantial improvement in current industry conditions. The Company estimates that the average dayrate earned by the Company's contract drilling fleet would have to increase from $24,300 per rig earned for the first quarter of 1994 to approximately $29,000 per rig during the period from April 1, 1994, through the date of maturity of the Senior Secured Notes in order to cover all cash operating, capital and financing costs, including principal payments, during the period up to and including the maturity of the Senior Secured Notes.
This estimate assumes the continuation of rig utilization and operating expenses at current levels and does not include sources of liquidity other than cash flow from the Company's contract drilling fleet.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On May 6, 1994, the Company signed an agreement to purchase a 1983 Marathon LeTourneau 116-C jackup drilling rig, known as the "Bay Driller," from British Gas. For further information, see note 6 of notes to condensed consolidated financial statements in Item 1 and "Liquidity and Capital Resources" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part I of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

  10.1 Purchase and Sale Agreement, dated May 6, 1994, between Global Marine Inc. and British Gas.

  15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

  27.1 Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 or Section 323 of the Trust Indenture Act, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)

(b)   Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during the first quarter of 1994.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GLOBAL MARINE INC.
                                   (Registrant)


Dated:  May 11, 1994          /s/ Thomas R. Johnson
                              Thomas  R. Johnson
                              Vice President and Corporate Controller
                              (Duly Authorized Officer and Principal Accounting
                              Officer of the Registrant)