Form 10-Q
period 1994-06-30
GLOBAL MARINE INC
filed 1994-08-05
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

           (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                Identification No.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value, 164,327,011 shares outstanding as of June 30, 1994.

                            GLOBAL MARINE INC.

                      TABLE OF CONTENTS TO FORM 10-Q

                        QUARTER ENDED JUNE 30, 1994




                                                                         Page

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Report of Independent Accountants                             2

              Condensed Consolidated Statement of Operations
                 Three and Six Months Ended June 30, 1994, and 1993         3

              Condensed Consolidated Balance Sheet
                 June 30, 1994, and December 31, 1993                       4

              Condensed Consolidated Statement of Cash Flows
                 Six Months Ended June 30, 1994, and 1993                   6

              Notes to Condensed Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders      16

         Item 6.  Exhibits and Reports on Form 8-K                         16

SIGNATURE                                                                  17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of June 30, 1994, and the related condensed consolidated statement of operations for the three- and six-month periods ended June 30, 1994 and 1993, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 1994, and 1993. These financial statements are the responsibility of the Company's management.

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



                                  /s/ Coopers & Lybrand L.L.P.

Houston, Texas
August 3, 1994

                    GLOBAL MARINE INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  (in millions, except per share amounts)

                                                    Three Months Ended        Six Months Ended
                                                          June 30,                June 30,
                                                     1994         1993        1994        1993

Revenues:
  Marine drilling                                    $73.8       $ 51.2      $139.0      $109.4
  Oil and gas                                          2.5          3.3         5.3         6.1
    Total revenues                                    76.3         54.5       144.3       115.5

Expenses:
   Marine drilling                                    57.9         45.5       108.5        93.9
   Oil and gas                                          .7           .9         1.7         1.9
   Depreciation, depletion and amortization            9.3          8.6        18.6        17.8
   General and administrative                          3.5          3.8         6.8         7.0
      Total operating expenses                        71.4         58.8       135.6       120.6
      Operating income (loss)                          4.9         (4.3)        8.7        (5.1)

Other income (expense):
   Interest expense                                   (7.5)        (8.0)      (15.1)      (16.2)
   Interest capitalized                                 .8            -         1.3           -
   Interest income                                      .7           .5         1.3         1.1
   Dividend income (note 3)                             .2            -         1.3           -
   Gain on sale of marketable securities (note 3)       .1            -          .1           -
      Total other income (expense)                    (5.7)        (7.5)      (11.1)      (15.1)

      Loss before income taxes                         (.8)       (11.8)       (2.4)      (20.2)

Income tax expense                                       -           .1          .1         1.0

      Loss before cumulative effect
         of change in accounting principle             (.8)       (11.9)       (2.5)      (21.2)
      Cumulative effect of change in accounting
         for postemployment benefits (note 2)            -            -        (3.5)          -

         Net loss                                    $ (.8)      $(11.9)     $ (6.0)     $(21.2)

Net loss per common share (note 4):
   Before cumulative effect of
      change in accounting principle                 $0.00       $(0.08)     $(0.02)     $(0.15)
   Cumulative effect of change in accounting for
      postemployment benefits (note 2)                   -            -       (0.02)          -

   Net loss per common share                         $0.00       $(0.08)     $(0.04)     $(0.15)








         See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                               (in millions)
                                                               June 30,      December 31,
                                                                 1994            1993

Current assets:
    Cash and cash equivalents                                  $   42.0       $   31.2
    Marketable securities (note 3)                                 18.1           20.2
    Accounts receivable, net of allowances                         51.2           57.9
    Costs incurred on turnkey drilling contracts in progress        5.9            1.5
    Prepaid expenses                                                6.4            6.5
    Investment, at cost                                               -           15.0
    Note receivable                                                   -           10.2
    Other current assets                                             .8            1.9

       Total current assets                                       124.4          144.4

Properties:
    Rigs and drilling equipment, less accumulated
      depreciation of $151.1 and $134.0 at June 30, 1994
      and December 31, 1993, respectively                         333.6          311.2
    Oil and gas properties, full cost method, less
      accumulated depreciation, depletion and amortization
      of $28.9 and $29.5 at June 30, 1994 and
      December 31, 1993, respectively                               4.9            3.4

       Net properties                                             338.5          314.6

Marketable securities (note 5)                                     12.4              -
Note receivable                                                       -            7.5
Other assets                                                       19.2           26.4

       Total assets                                            $  494.5       $  492.9












         See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                               (in millions)

                                                                June 30,    December 31,
                                                                  1994          1993


Current liabilities:
    Accounts payable                                            $  23.0      $   19.9
    Accrued liabilities:
        Compensation and related employee costs                     8.8           9.4
        Claims and allowances                                       2.8           3.0
        Income taxes                                                1.8           2.0
        Interest                                                    1.2           1.2
        Other                                                       1.0           1.7

         Total current liabilities                                 38.6          37.2

Long-term debt                                                    225.0         225.0
Other long-term liabilities                                        25.4          25.3

Shareholders' equity:
    Preferred stock, $0.01 par value, 10 million
        shares authorized, no shares issued or outstanding            -             -

    Common stock, $0.10 par value, 300 million shares
        authorized, 164,327,011 shares and 162,832,799
        shares issued and outstanding at June 30, 1994
        and December 31, 1993, respectively                        16.4          16.3
    Additional paid-in capital                                    259.8         254.7
    Accumulated deficit                                           (71.6)        (65.6)
    Unrealized gain on available-for-sale securities (note 3)        .9             -

         Total shareholders' equity                               205.5         205.4

                Total liabilities and shareholders' equity      $ 494.5       $ 492.9












         See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)

                                                                  Six Months Ended
                                                                      June 30,
                                                                   1994       1993

Cash flows from operating activities:
    Net loss                                                      $ (6.0)    $(21.2)
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
        Depreciation, depletion and amortization                    18.6       17.8
        Cumulative effect of change in accounting principle          3.5          -
        Decrease in accounts receivable                              6.7        4.8
        Decrease in note receivable                                 17.9          -
        Increase in other current assets                            (3.2)      (2.4)
        Increase (decrease) in accounts payable                      3.1       (2.0)
        Increase in accrued interest                                   -        1.0
        Decrease in other accrued liabilities                        (.1)       (.6)
        Other, net                                                   3.3       (3.9)

          Net cash flow provided by (used in)
            operating activities                                    43.8       (6.5)

Cash flows from investing activities:
    Capital expenditures                                           (41.2)      (9.2)
    Purchases of marketable securities                             (20.0)      (9.6)
    Proceeds from maturities of held-to-maturity securities         19.5       10.5
    Proceeds from sales of available-for-sale securities             6.0          -
    Disposals of properties                                          1.7        8.9
    Other                                                             .4         .7

        Net cash flow provided by (used in)
         investing activities                                      (33.6)       1.3

Cash flows from financing activities:
    Common stock offering, net of expenses                             -        7.8
    Payments on long-term debt                                         -        (.2)
    Other                                                             .6         .9

        Net cash flow provided by financing activities                .6        8.5

Increase in cash and cash equivalents                               10.8        3.3

Cash and cash equivalents at beginning of period                    31.2       23.3

Cash and cash equivalents at end of period                        $ 42.0     $ 26.6




         See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1994


NOTE 1 - GENERAL

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Certain reclassifications have been made to the prior-year period to conform to the current period presentation. The term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to the Company's consolidated subsidiaries.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - ACCOUNTING CHANGES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the recognition of expense for postemployment benefits on an accrual basis, rather than the cash-basis approach used previously. Postemployment benefits include severance pay, disability-related benefits and continuation of health care costs during the period after employment but before retirement. The cumulative impact of this change as of January 1, 1994 was an increase in the net loss in the amount of $3.5 million ($0.02 per share) in the first quarter of 1994. Other than the cumulative effect, the effect of the accounting change on the net loss was not material. Assuming the accounting change was applied retroactively to January 1, 1993, the effect of the change on the net loss and the net loss per share for the three and six months ended June 30, 1993, other than the cumulative effect, would not have been material.

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

Under SFAS No. 115, investments in debt and equity securities are classified into three categories: trading securities, available-for-sale securities, and held-to-maturity securities. Unrealized holding gains or losses on securities classified as available-for-sale are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. As of June 30, 1994, the status of the Company's investments in debt and equity securities was as follows:

                                                             Carrying        Unrealized
    Balance Sheet Classification           Fair Value          Value            Gain
                                                           (in millions)

Available-for-sale:
    Marketable securities - current           $10.0            $10.0            $0.9

        Total available-for-sale               10.0             10.0             0.9

Held-to-maturity:
    Cash equivalents                           39.0             39.0               -
    Marketable securities - current             8.1              8.1               -
    Marketable securities - long-term          12.4             12.4               -

        Total held-to-maturity                 59.5             59.5               -

        Total investments in securities       $69.5            $69.5            $0.9

Available-for-sale securities consist entirely of common stock of Transco (see note 3). All of the Company's held-to-maturity securities mature within one year of June 30, 1994.

Proceeds from sales of available-for-sale securities totaled $6.0 million for the three and six months ended June 30, 1994, resulting in a realized gain of $0.1 million. The change in the net unrealized holding gain on available-for-sale securities that has been included in the separate component of shareholders' equity during the six months ended June 30, 1994 totaled $0.9 million.

NOTE 3 - RECEIPT AND SALE OF TRANSCO STOCK

In February 1994, the Company received 1,017,771 previously escrowed shares of common stock, $0.50 par value per share, of Transco Energy Company ("Transco"), pursuant to the 1992 settlement of take-or-pay litigation, plus $1.1 million in previously escrowed dividends which were declared and paid on the escrowed shares during the period from June 1992 through February 1994, plus interest. Upon receipt of the Transco shares, the Company reclassified the then $15.0 million carrying value of the stock from a current investment account to marketable securities.

The number of shares of Transco common stock which the Company may sell during any three-month period is limited by Rule 144 under the Securities Act of 1933. The number of shares sold under Rule 144 may not exceed the greater of (i) one percent of the outstanding shares of Transco common stock or (ii) the average weekly trading volume for the stock during the four weeks preceding the sale. As a result, the Company is limited to sales of no more than approximately 400,000 shares of Transco common stock during any three-month period. In early June, the Company sold 400,000 shares of Transco common stock for $6.0 million, resulting in a realized gain of $0.1 million. The Company estimates that it may sell a maximum of approximately 400,000 shares under Rule 144 no sooner than early September 1994.

NOTE 4 - NET LOSS PER SHARE

The net losses per common share for the three and six months ended June 30, 1994, were based on 163,494,599 and 163,313,127 weighted average common shares outstanding, respectively. The net losses per common share for the three and six months ended June 30, 1993, were based on 145,157,616 and 144,431,232 weighted average common shares outstanding, respectively.

NOTE 5 - RIG ACQUISITIONS

In February 1994, the Company purchased two jackup drilling rigs, the Glomar Adriatic IX and Glomar Adriatic X, for a purchase price of $26.0 million in cash, $1.0 million in notes payable, and up to 900,000 shares of Global Marine Inc. common stock. The purchase price, including the number of shares to be issued, was subject to adjustment based on the results of further inspection of the rigs. In June 1994, by mutual agreement with the seller, the Company canceled the aforementioned $1.0 million in notes payable and issued to the seller's nominee 750,000 shares of Global Marine Inc. common stock to complete the purchase of the two rigs.

In May 1994, the Company entered into an agreement to purchase a
1983 Marathon LeTourneau 116-C jackup drilling rig, known as the
"Bay Driller," from British Gas for 9,250,000 pounds sterling.    The Company
made a ten percent down payment valued at $1.4 million. In addition, the Company purchased time deposits denominated in British pounds valued at $12.4 million, which is equal to the remainder of the purchase price and is due upon delivery of the rig. Such time deposits are classified as noncurrent marketable securities on the condensed consolidated balance sheet as of June 30, 1994.

Under the terms of the agreement, the Company will take delivery of the Bay Driller on October 1, 1994. The Bay Driller is currently operated as an accommodation unit by British Gas. Prior to utilizing the rig for drilling projects, the Company would need to replace the rig's existing specialized drilling equipment with standard drilling equipment at a cost presently estimated to be approximately $10 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

SUMMARY

The Company reported operating income of $4.9 million for the quarter ended June 30, 1994, compared to an operating loss of $4.3
million for the quarter ended June 30, 1993.   For the six months
ended June 30, 1994, the Company reported operating income of $8.7 million compared to an operating loss of $5.1 million for the six months ended June 30, 1993. The improvement in operating results is due to (i) increased contract drilling dayrates and utilization in the U.S. Gulf of Mexico, (ii) higher revenues and lower operating expenses resulting from the redeployment to the Gulf of five of the Company's rigs from weak overseas markets during the period from April 1993 to November 1993, (iii) lower mobilization expense and (iv) an increase in the number of turnkey drilling contracts completed, partially offset by normal declines in oil and gas production. Data relating to the Company's operations by business segment follows:

                                      Three Months Ended June 30,                 Six Months Ended June 30,
                                      1994      1993     % Change               1994        1993     % Change
                                        (in millions)                            (in millions)

Revenues:
 Marine drilling:
   Contract drilling                  $46.7     $44.0         +6%               $ 98.6      $ 92.6       +6%
   Turnkey drilling                    30.1       7.7       +291%                 44.9        17.6     +155%
   Intrasegment elimination            (3.0)     (0.5)                            (4.5)       (0.8)
    Total marine drilling              73.8      51.2        +44%                139.0       109.4      +27%
 Oil and gas                            2.5       3.3        -24%                  5.3         6.1      -13%
    Total revenues                    $76.3     $54.5        +40%               $144.3      $115.5      +25%

Operating income:
 Marine drilling:
   Contract drilling                  $ 2.9     $(3.3)        n/m (2)           $  8.9      $ (2.2)      n/m (2)
   Turnkey drilling                     5.7       1.7       +235%                  5.8         3.0      +93%
   Elimination (1)                     (1.4)     (0.4)                            (1.5)       (0.7)
    Total marine drilling               7.2      (2.0)        n/m (2)             13.2         0.1       n/m (2)
 Oil and gas                            1.2       1.6        -25%                  2.5         2.0      +25%
 Corporate expenses                    (3.5)     (3.9)       -10%                 (7.0)       (7.2)      -3%
    Total operating income (loss)     $ 4.9     $(4.3)        n/m (2)           $  8.7      $ (5.1)      n/m (2)


 (1) Deferral of turnkey profit on oil and gas wells drilled on properties in which the Company has an economic interest.
 (2)  Not meaningful.

In the North Sea and West Africa, low oil prices continue to depress demand for offshore drilling services, resulting in low dayrates and utilization. The strength in the Gulf of Mexico offshore drilling market, which is attributable to higher natural gas prices, has resulted in an increase in the supply of rigs competing for jobs in the Gulf as contractors have relocated a significant number of rigs to the Gulf from weak overseas markets. This increase in Gulf supply has resulted in downward pressures on Gulf dayrates through the first six months of 1994. Since June 30, however, Gulf dayrates appear to have stabilized.

Although the outlook for the Company for 1994 is improved over 1993, the Company expects to report a net loss for the full year
1994.

Marine Drilling Operations

Contract drilling. Data with respect to the Company's contract drilling operations follows:

                                      Three Months Ended June 30,                    Six Months Ended June 30,
                                      1994      1993      %Change                 1994        1993       % Change

Contract drilling revenues
  by area (in millions):
   Gulf of Mexico                     $27.5    $ 15.4       +79%                 $ 57.3       $ 26.0        +120%
   North Sea                            4.5      15.1       -70%                   11.1         34.4         -68%
   West Africa                          6.8       6.1       +11%                   13.9         17.8         -22%
   Other                                7.9       7.4        +7%                   16.3         14.4         +13%
     Total                            $46.7     $44.0        +6%                 $ 98.6       $ 92.6          +6%

Average rig utilization                  87%       78%                               90%          81%
Fleet average dayrate               $23,200   $24,500                           $23,800      $24,600

Despite a lower fleet average dayrate for the second quarter of 1994 compared to the prior-year second quarter, the increased utilization resulted in a $2.7 million increase in contract drilling revenues. Revenues from the Gulf of Mexico increased by $12.1 million due to (i) the September 1993 deployment of two of three rigs acquired from Transocean Drilling AS, (ii) the 1993 redeployment to the Gulf of two rigs from West Africa and three rigs from the North Sea and (iii) higher dayrates for the Company's other rigs in the Gulf of Mexico. Revenues from the North Sea decreased by $10.6 million due to (i) the sale of the offshore drilling rig, Glomar Moray Firth, to Transocean Drilling AS in September 1993 and the termination of a management contract with respect to that rig in December 1993, (ii) the redeployment of the three rigs from the North Sea to the Gulf of Mexico and (iii) lower North Sea dayrates and utilization. Revenues attributable to offshore West Africa increased by $0.7 million primarily due to higher utilization in 1994. The $0.5 million increase in revenues in the "other" category was due to the September 1993 acquisition of the third rig from Transocean Drilling AS.

Revenues in the first six months of 1994 increased by $6.0 million over the comparable prior-year period despite the slightly lower fleet average dayrate. Revenues from the Gulf of Mexico increased by $31.3 million, and revenues from the North Sea decreased by $23.3 million for the reasons discussed above. Revenues from West Africa decreased by $3.9 million due to the redeployment of the two rigs from offshore West Africa to the Gulf of Mexico in the second quarter of 1993 and the sale of the offshore drilling rig, Glomar Biscay II, in the first quarter of 1993. The $1.9 million increase in revenues in the "other" category was due to one of the three rigs acquired from Transocean Drilling AS in September 1993 and to the May 1993 redeployment of the Glomar Adriatic IV from the Gulf of Mexico to Trinidad.

The Company's operating profit margin for contract drilling operations for the three and six months ended June 30, 1994, increased to 6 percent and 9 percent, respectively, from losses in each of the comparable prior-year periods. For comparison purposes, the Company's operating profit margins for contract drilling operations for each of the full years ended December 31, 1993, 1992 and 1991 were 2 percent, 8 percent and 19 percent, respectively. The percentage for 1993 was relatively low primarily as a result of the cost of mobilizing a number of rigs from the North Sea and West Africa to the Gulf of Mexico in 1993. The percentages for 1991 and, to a lesser extent, for 1992 were higher than for 1993 as a result of a greater number of rigs operating in the North Sea at dayrates higher than those earned by the Company's other rigs during 1991 and 1992. Furthermore, operating profit margins are affected by the level of the Company's rig utilization. As utilization declines, operating profit margins decline due to the fact that a significant portion of operating costs, such as depreciation expense, are fixed.

The Company anticipates that contracts on 13 of the Company's 23 rigs under contract as of July 31, 1994, will expire at varying times on or prior to September 30, 1994. No assurance can be made that the Company will obtain drilling contracts for the two rigs that are presently available or for its other rigs upon the completion of existing contracts. Short-term contracts have been typical in the industry for the past decade; the Company considers its upcoming contract expirations typical of prevailing market conditions and normal in the Company's course of business.

In the Gulf of Mexico, the number of rigs under contract as well as the number of rigs available increased throughout 1993 due to stronger domestic natural gas prices and a growing number of drilling prospects developed from enhanced seismic technology. In the Gulf of Mexico, average drilling industry demand increased to 129 rigs under contract (73 percent utilization) for the quarter ended June 30, 1994, from 125 rigs (74 percent utilization) for the quarter ended March 31, 1994, and 113 rigs (77 percent utilization) for the second quarter of 1993. For the first six months of 1994 average demand increased to 127 rigs under contract (74 percent utilization) from 109 rigs under contract (75 percent utilization) for the first six months of 1993. If natural gas prices remain at current levels, drilling activity is expected to remain strong.
Dayrates in the Gulf of Mexico appear to have stabilized recently after trending downward for the first six months of the year as the supply of rigs continued to increase due to the arrival of rigs from weak overseas markets. As of July 31, 1994, all twelve of the Company's rigs in the Gulf of Mexico were under contract. The Company's average utilization rate in the Gulf of Mexico for the six months ended June 30, 1994, was 99 percent.

In the North Sea, low oil prices continue to negatively affect demand for offshore drilling rigs. U.K. oil prices have trended downward from approximately $21 per barrel in June of 1992 to a range of $13 per barrel to $18 per barrel since July of 1993. In addition, the reduction in U.K. tax relief for exploration and appraisal expenditures has further depressed the North Sea drilling market. As a result, the outlook for North Sea activity remains uncertain. In the North Sea, average demand decreased to 60 rigs under contract (71 percent utilization) for the quarter ended June
30, 1994, from 68 rigs (78 percent utilization) for the quarter ended March 31, 1994, and 80 rigs (77 percent utilization) for the second quarter of 1993. For the first six months of 1994 average demand decreased to 65 rigs under contract (75 percent utilization) from 83 rigs under contract (77 percent utilization) for the first six months of 1993. As of July 31, 1994, all three of the Company's rigs in the North Sea were under contract. The Company's average utilization rate in the North Sea for the six months ended June 30, 1994, was 60 percent.

In West Africa, the civil war in Angola, the reduction of the Nigerian national oil company's participation in ongoing projects and low oil prices have caused a reduction in the demand for offshore drilling rigs and, accordingly, a reduction in dayrates. Offshore West Africa, average demand decreased to 23 rigs under contract (72 percent utilization) for the quarter ended June 30, 1994, from 24 rigs (73 percent utilization) for the quarter ended March 31, 1994, and 27 rigs (70 percent utilization) for the second quarter of 1993. For the first six months of 1994 average demand decreased to 23 rigs under contract (73 percent utilization) from 29 rigs under contract (74 percent utilization) for the first six months of 1993. All three of the Company's rigs located offshore West Africa were employed as of July 31, 1994. The Company's average utilization rate offshore West Aftica for the six months ended June 30, 1994, was 100 percent.

Turnkey Drilling. Turnkey drilling operations completed thirteen wells during the second quarter of 1994 compared to three wells in the prior-year second quarter, resulting in a $22.4 million increase in revenues and a $4.0 million increase in operating income. Turnkey drilling operations completed seventeen wells during the first six months of 1994 compared to six wells in the comparable prior-year period. Revenues and operating income from turnkey drilling for the first six months of 1994 increased by $27.3 million and $2.8 million, respectively, over the first six months of 1993 due to the increased number of wells completed. The effect of the increased number of wells was partially offset by a lower average profit margin per well.

OIL AND GAS OPERATIONS

Data related to the Company's oil and gas sales follows:

                                      Three Months Ended June 30,               Six Months Ended June 30,
                                       1994     1993    % Change             1994       1993       % Change

Gas:
 Production (in millions
   of cubic feet)                       996     1,236      -19%              2,034      2,503         -19%
 Average sale price (per
   thousand cubic feet)               $1.90     $2.04       -7%              $2.06      $1.83         +13%

Oil:
 Production (in barrels)             38,305    40,465       -5%             74,028     82,137         -10%
 Average sale price (per barrel)     $16.20    $18.00      -10%             $14.81     $18.23         -19%

Revenues from the sale of oil and gas decreased for the quarter and six months ended June 30, 1994, compared to the comparable prior-year periods as a result of normal declines in both oil and gas production, a lower average sale price for oil and, for the quarter ended June 30, 1994, a lower average gas price. In the six months ended June 30, 1994, a slightly higher average sale price for gas partially offset the decline in production.

Oil and gas operating income decreased in the second quarter of 1994 as compared to the second quarter of 1993 due to the lower revenues discussed above that were offset in part by a lower depletion rate. The lower depletion rate resulted from a property sale in 1993 and the attendant reduction in the depletable base. Operating income from oil and gas increased in the first six months of 1994 as compared to the first six months of 1993, despite the decrease in revenues, primarily due to the lower depletion rate.

OTHER INCOME AND EXPENSE

Interest expense for the three and six months ended June 30, 1994, declined by $0.5 million and $1.1 million, respectively, as compared with the comparable prior-year periods. The decrease in interest expense was due to the reduction in long-term debt resulting from the retirement of the rig mortgage note for the Glomar Baltic I in August 1993.

During the three and six months ended June 30, 1994, the Company capitalized $0.8 million and $1.3 million, respectively, of interest attributable to the acquisition and refurbishment of two offshore drilling rigs, the Glomar Adriatic IX and Glomar Adriatic X, which were acquired in February 1994.

The Company recognized and received dividend income of $0.2 million and $1.3 million in the three and six months, respectively, ended June 30, 1994, on its investment in common stock of Transco. The $1.1 million in dividends received in the first quarter of 1994 relate to the period from June 1992 through February 1994, during which period such dividends were held in escrow. Prior to February 1994, the exact amount of the dividends to be received by the Company was not determinable.

Income tax expense consists primarily of current foreign income taxes. The Company's net operating losses provide no current federal income tax benefit.

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

In February 1994, the Company received 1,017,771 previously escrowed shares of Transco common stock, pursuant to the 1992 settlement of take-or-pay litigation, plus $1.1 million in previously escrowed dividends which were declared and paid on the escrowed shares during the period from June 1992 through February 1994, plus interest. The number of shares of Transco common stock which the Company may sell during any three-month period is limited by Rule 144 under the Securities Act of 1933; as a result, the Company may not be able to complete the sale of all of the Transco shares until late 1994. In June 1994, the Company sold 400,000 shares of Transco common stock for $6.0 million, resulting in a gain of $0.1 million. The Company estimates that it may sell a maximum of approximately 400,000 shares no sooner than early September 1994. As of June 30, 1994, the market value of the Transco shares held by the Company was $10.0 million. (See note 3 of notes to condensed consolidated financial statements in Part I,
Item 1 of this Quarterly Report on Form 10-Q.)

In March 1994, the Company received $15.2 million in proceeds from the sale of U.S. government securities which were previously held in trust in connection with the Transco Note. The proceeds represented the remaining balance due under the note, which was to mature quarterly through July 1995.

In February 1994, the Company purchased two jackup drilling rigs, the Glomar Adriatic IX and Glomar Adriatic X. The Company paid $26.0 million in cash and, during the second quarter of 1994, issued to the seller's nominee 750,000 shares of Global Marine Inc. common stock to complete the purchase. In addition, the Company anticipates spending approximately $15 million to refurbish and upgrade the rigs during 1994 and the first quarter of 1995.

In May 1994, the Company signed an agreement to purchase another offshore drilling unit, a 1983 Marathon LeTourneau 116-C jackup known as the "Bay Driller," at a price of 9,250,000 pounds sterling for delivery in October 1994. The Company made a ten percent down payment valued at $1.4 million. In addition, the Company purchased time deposits denominated in British pounds valued at $12.4 million, which is equal to the remainder of the purchase price and is due at the time of delivery. Funds reserved for the remainder of the purchase price of the Bay Driller are classified as a noncurrent asset on the condensed consolidated balance sheet as of June 30, 1994. The Bay Driller is currently outfitted and used by the seller as an accommodation unit. The Company estimates it would need to spend approximately $10 million in addition to the purchase price to outfit the Bay Driller with suitable drilling equipment before it can be operated as an offshore drilling unit. The
Company does not expect to make such additional expenditures prior to 1995. (See note 5 of notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-
Q.)

As of June 30, 1994, the Company had $60.1 million in cash and marketable securities classified as current and $12.4 million classified as long-term. At that date, $19.0 million of the current balance (including $10.0 million of Transco common stock) was restricted from use for general corporate purposes. The $12.4 million noncurrent balance was reserved for the purchase of the Bay Driller. As of December 31, 1993, the Company had $44.6 million in cash and marketable securities, net of restricted amounts of $6.8 million.

During the six months ended June 30, 1994, cash flow provided by operations increased to $43.8 million from a cash use of $6.5 million in the prior-year comparable period, primarily resulting from higher revenues, lower contract drilling cash operating expenses, the liquidation of the Transco Note and favorable working capital changes, other than the liquidation of the Transco Note.

Working capital decreased to $85.8 million at June 30, 1994 from $107.2 million at December 31, 1993, due to the purchase of the Glomar Adriatic IX and Glomar Adriatic X offshore drilling rigs, and the reclassification to long-term of funds reserved to complete the purchase of the Bay Driller.

Capital expenditures for the remainder of 1994 for the Company's drilling fleet, other than for the refurbishment of the Glomar Adriatic IX and Glomar Adriatic X and the purchase of the Bay Driller, are estimated to be $7 million, principally for capital additions and improvements to the Company's rigs currently in service. Capital expenditures for the Company's oil and gas operations are estimated to be $2 million for the remainder of 1994, principally for exploratory drilling, development drilling of producing properties, the purchase of equipment used in connection with producing properties, and workovers and recompletions.

The Company believes that it will be able to meet all of its current obligations, including capital expenditures and debt service, from its cash flow from operations and its cash, cash equivalents and marketable securities. The Company's ability, however, to pay the principal amount of its Senior Secured Notes upon maturity in December 1999 would require a substantial improvement in current industry conditions. The Company estimates that the average dayrate earned by the Company's contract drilling fleet would have to increase from $23,800 per rig earned for the first six months of 1994 to approximately $29,000 per rig during the period from July 1, 1994, through the date of maturity of the Senior Secured Notes in order to cover all cash operating, capital and financing costs, including principal payments, during the period up to and including the maturity of the Senior Secured Notes. This estimate assumes the continuation of rig utilization and operating expenses at current levels and does not include sources of liquidity other than cash flow from the Company's contract drilling fleet.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 12, 1994. At the meeting, four directors were elected by a vote of holders of Common Stock, $.10 par value per share, as outlined in the Company's Proxy Statement relating to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and
(iii) all of such nominees were elected. The following numbers of votes were cast as to the director nominees: Edward J. Campbell, 146,339,262 votes for and 1,214,532 votes withheld; Peter T. Flawn, 146,336,141 votes for and 1,217,673 votes withheld; John M. Galvin, 146,337,810 votes for and 1,216,004 votes withheld; and Lynn L. Leigh, 146,338,019 votes for and 1,215,795 votes withheld. Also voted upon at the Annual Meeting was a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, from 200,000,000 to 300,000,000, with 139,195,328 votes being cast for the proposal, 7,797,103 votes being cast against the proposal, and 561,383 abstentions and broker non-votes. The final matter voted upon at the meeting was the ratification of the appointment of Coopers & Lybrand as independent certified public accountants of the Company and its subsidiaries for 1994, with 146,565,185 votes being cast for ratification, 451,705 votes being cast against ratification, and 536,924 abstentions and broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   4.1 Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on March 15, 1989, effective March 16, 1989. (Incorporated herein by this reference to Exhibit 3(i).1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

   4.2 Certificate of Amendment of the Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 11, 1990. (Incorporated herein by this reference to Exhibit 3(i).2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

   4.3 Certificate of Correction of the Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on September 25, 1990. (Incorporated herein by this reference to Exhibit 3(i).3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

   4.4 Certificate of Amendment of the Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 11, 1992. (Incorporated herein by this reference to Exhibit 3(i).4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

   4.5 Certificate of Amendment of the Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 12, 1994. (Incorporated herein by this reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3 (No. 33-53691) filed with the Commission on May 18, 1994.)

  10.1 Form of Performance Stock Memorandum dated June 7, 1994, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively.

  15.1   Letter of Independent Accountants regarding Awareness of
         Incorporation by Reference.

 (b)     Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the second quarter of 1994.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GLOBAL MARINE INC.
                                   (Registrant)


Dated:  August 5, 1994          /s/ Thomas R. Johnson
                                Thomas R. Johnson
                                Vice President and Corporate Controller
                                (Duly Authorized Officer and Principal
                                Accounting Officer of the Registrant)