Form 10-Q
period 1994-09-30
GLOBAL MARINE INC
filed 1994-11-02
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes  X     N

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value, 164,300,357 shares outstanding as of October 31, 1994.

                            GLOBAL MARINE INC.

                      TABLE OF CONTENTS TO FORM 10-Q

                     QUARTER ENDED SEPTEMBER 30, 1994




                                                                       Page

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

       Report of Independent Accountants                                  2

       Condensed Consolidated Statement of Operations
          Three and Nine Months Ended September 30, 1994, and 1993        3

       Condensed Consolidated Balance Sheet
          September 30, 1994, and December 31, 1993                       4

       Condensed Consolidated Statement of Cash Flows
          Nine Months Ended September 30, 1994, and 1993                  6

       Notes to Condensed Consolidated Financial Statements               7

  Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               10

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                              16

SIGNATURE                                                                17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of September 30, 1994, and the related condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 1994 and 1993, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1994, and 1993. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
November 1, 1994

                    GLOBAL MARINE INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  (in millions, except per share amounts)

                                                    Three Months Ended           Nine Months Ended
                                                        September 30,              September 30,
                                                     1994         1993          1994          1993

Revenues:
   Marine drilling                                  $ 89.2       $ 64.5        $228.2        $173.9
   Oil and gas                                         2.2          2.9           7.5           9.0
      Total revenues                                  91.4         67.4         235.7         182.9

Expenses:
   Marine drilling                                    71.0         53.9         179.5         147.8
   Oil and gas                                         1.1           .3           2.8           2.2
   Depreciation, depletion and amortization            9.3          8.8          27.9          26.6
   General and administrative                          3.2          3.2          10.0          10.2
      Total operating expenses                        84.6         66.2         220.2         186.8
      Operating income (loss)                          6.8          1.2          15.5          (3.9)

Other income (expense):
   Interest expense                                   (7.6)        (8.3)        (22.7)        (24.5)
   Interest capitalized                                1.1            -           2.4             -
   Interest income                                      .9           .8           2.2           1.9
   Dividend income (note 3)                             .1            -           1.4             -
   Gain on sale of marketable securities (note 3)       .2            -            .3             -
      Total other income (expense)                    (5.3)        (7.5)        (16.4)        (22.6)

      Income (loss) before income taxes                1.5         (6.3)          (.9)        (26.5)

Income tax expense                                      .4           .5            .5           1.5

      Income (loss) before cumulative effect
         of change in accounting principle             1.1         (6.8)         (1.4)        (28.0)
      Cumulative effect of change in accounting
         for postemployment benefits (note 2)            -            -          (3.5)            -

         Net income (loss)                          $  1.1       $ (6.8)       $ (4.9)       $(28.0)

Net income (loss) per common share (note 4):
   Before cumulative effect of
      change in accounting principle                $ 0.01       $(0.04)       $(0.01)       $(0.19)
   Cumulative effect of change in accounting
      for postemployment benefits (note 2)               -            -         (0.02)            -

      Net income (loss) per share                   $ 0.01       $(0.04)       $(0.03)       $(0.19)



         See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                               (in millions)
                                                               September 30,   December 31,
                                                                   1994            1993

Current assets:
    Cash and cash equivalents                                   $   31.6       $   31.2
    Marketable securities (note 3)                                  29.1           20.2
    Accounts receivable, net of allowances                          57.7           57.9
    Costs incurred on turnkey drilling contracts in progress        19.8            1.5
    Prepaid expenses                                                 3.6            6.5
    Investment, at cost                                                -           15.0
    Note receivable                                                    -           10.2
    Other current assets                                              .2            1.9

       Total current assets                                        142.0          144.4

Properties:
    Rigs and drilling equipment, less accumulated
      depreciation of $159.7 and $134.0 at September 30, 1994
      and December 31, 1993, respectively                         330.9           311.2
    Oil and gas properties, full cost method, less
      accumulated depreciation, depletion and amortization
      of $29.3 and $29.5 at September 30, 1994 and
      December 31, 1993, respectively                               5.5             3.4

       Net properties                                             336.4           314.6

Marketable securities (note 5)                                     12.7               -
Note receivable                                                       -             7.5
Other assets                                                       17.5            26.4

       Total assets                                            $  508.6        $  492.9












         See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                               (in millions)
                                                           September 30,     December 31,
                                                                1994             1993

Current liabilities:
    Accounts payable                                          $  33.3         $   19.9
    Accrued liabilities:
        Compensation and related employee costs                   8.7              9.4
        Interest                                                  8.4              1.2
        Claims and allowances                                     2.3              3.0
        Income taxes                                              1.9              2.0
        Other                                                     1.5              1.7

         Total current liabilities                               56.1             37.2

Long-term debt                                                  225.0            225.0
Other long-term liabilities                                      21.7             25.3

Shareholders' equity:
    Preferred stock, $0.01 par value, 10 million
        shares authorized, no shares issued or outstanding          -                -
    Common stock, $0.10 par value, 300 million shares
        authorized, 164,353,645 shares and 162,832,799
        shares issued and outstanding at September 30, 1994
        and December 31, 1993, respectively                      16.4             16.3
    Additional paid-in capital                                  259.9            254.7
    Accumulated deficit                                         (70.5)           (65.6)

         Total shareholders' equity                             205.8            205.4

                Total liabilities and shareholders' equity    $ 508.6          $ 492.9





         See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                     1994         1993
Cash flows from operating activities:
    Net loss                                                        $ (4.9)     $(28.0)
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
        Depreciation, depletion and amortization                      27.9        26.6
        Cumulative effect of change in accounting principle            3.5           -
        (Increase) decrease in accounts receivable                      .2        (5.6)
        Decrease in note receivable                                   17.9           -
        Increase in costs incurred on turnkey
         drilling contracts in progress                              (18.3)       (1.7)
        Decrease in other current assets                               4.6          .7
        Increase (decrease) in accounts payable                       13.4        (1.2)
        Increase in accrued interest                                   7.2         7.6
        Decrease in other accrued liabilities                            -        (1.3)
        Other, net                                                     1.0         (.7)

         Net cash flow provided by (used in) operating activities     52.5        (3.6)

Cash flows from investing activities:
    Capital expenditures                                             (49.0)      (35.1)
    Purchases of marketable securities                               (54.7)      (18.4)
    Proceeds from maturities of held-to-maturity securities           36.4        14.9
    Proceeds from sales of available-for-sale securities              12.1           -
    Disposals of properties                                            2.2         9.5
    Other                                                               .2          .2

         Net cash flow used in investing activities                  (52.8)      (28.9)

Cash flows from financing activities:
    Common stock offering, net of expenses                               -        74.2
    Payments on long-term debt                                           -       (25.4)
    Other                                                               .7         1.3

         Net cash flow provided by financing activities                 .7        50.1

Increase in cash and cash equivalents                                   .4        17.6

Cash and cash equivalents at beginning of period                      31.2        23.3

Cash and cash equivalents at end of period                           $31.6      $ 40.9


         See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1994


NOTE 1 - GENERAL

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Certain reclassifications have been made to the prior-year period to conform to the current-period presentation. The term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to the Company's consolidated subsidiaries.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - ACCOUNTING CHANGES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the recognition of expense for postemployment benefits on an accrual basis, rather than the cash-basis approach used previously. Postemployment benefits include severance pay, disability-related benefits and continuation of health care costs during the period after employment but before retirement. The cumulative impact of this change as of January 1, 1994 was an increase in the net loss in the amount of $3.5 million ($0.02 per share) in the first quarter of 1994. Other than the cumulative effect, the effect of the accounting change on the net loss was not material. Assuming the accounting change was applied retroactively to January 1, 1993, the effect of the change on the net loss and the net loss per share for the three and nine months ended September 30, 1993, other than the cumulative effect, would not have been material.

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

Under SFAS No. 115, investments in debt and equity securities are classified into three categories: trading securities, available-for-sale securities, and held-to-maturity securities. Unrealized holding gains or losses on securities classified as available-for-sale are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. As of September 30, 1994, the status of the Company's investments in debt and equity securities was as follows:

                                                       Carrying    Unrealized
Balance Sheet Classification            Fair Value       Value         Gain
                                                     (in millions)

Available-for-sale:
    Marketable securities - current         $ 3.3        $ 3.3        $  -

        Total available-for-sale              3.3          3.3           -

Held-to-maturity:
    Cash equivalents                         31.3         31.3           -
    Marketable securities - current          25.8         25.8           -
    Marketable securities - long-term        12.7         12.7           -

        Total held-to-maturity               69.8         69.8           -

        Total investments in securities     $73.1        $73.1        $  -

Available-for-sale securities consist entirely of common stock of Transco (see note 3). All of the Company's held-to-maturity securities mature within one year of September 30, 1994.

Proceeds from sales of available-for-sale securities for the three and nine months ended September 30, 1994, totaled $6.1 million and $12.1 million, respectively, resulting in realized gains of $0.2 million and $0.3 million, respectively. The net unrealized holding gain on available-for-sale securities that has been included in the separate component of shareholders' equity decreased by $0.9 million during the three months ended September 30, 1994. The decrease during the period was primarily due to the sale of 400,000 shares of Transco common stock in September (see note 3).

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

The number of shares of Transco common stock which the Company may sell during any three-month period is limited by Rule 144 under the Securities Act of 1933. The number of shares sold under Rule 144 may not exceed the greater of (i) one percent of the outstanding shares of Transco common stock or (ii) the average weekly trading volume for the stock during the four weeks preceding the sale. As a result, the Company is limited to sales of no more than approximately 400,000 shares of Transco common stock during any three-month period. In early June, the Company sold 400,000 shares of Transco common stock for $6.0 million, resulting in a realized gain of $0.1 million. In September, the Company sold an additional
400,000 shares of Transco common stock for $6.1 million, resulting in a realized gain of $0.2 million. The Company estimates that it may sell the remaining 217,771 shares under Rule 144 no sooner than December 1994. The $12.1 million of proceeds from sales of Transco common stock is restricted from use by the Company for general corporate purposes until January 1995. Such proceeds were classified as marketable securities as of September 30, 1994.

NOTE 4 - NET INCOME (LOSS) PER SHARE

The net income per common share for the three months ended September 30, 1994 and the net loss per common share for the nine months then ended, were based on 164,335,575 and 163,657,722 weighted average common shares outstanding, respectively. The net losses per common share for the three and nine months ended September 30, 1993, were based on 156,064,215 and 148,351,473 weighted average common shares outstanding, respectively.

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

In May 1994, the Company entered into an agreement to purchase a
1983 Marathon LeTourneau 116-C jackup drilling rig, known as the
"Bay Driller," from British Gas for 9,250,000 pounds sterling.    The
Company made a ten percent down payment valued at $1.4 million. In addition, the Company purchased time deposits denominated in British pounds valued at $12.4 million, equal to the remainder of the purchase price. Such amount was paid upon delivery of the rig on November
1, 1994. Such time deposits, plus accrued interest totaling $0.3 million, are classified as noncurrent marketable securities on the condensed consolidated balance sheet as of September 30, 1994.

The Bay Driller is currently outfitted for use as an accommodation unit. Prior to utilizing the rig for drilling projects, the Company would need to replace the rig's existing specialized drilling equipment with standard drilling equipment at a cost presently estimated to be approximately $10 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

SUMMARY

The Company reported operating income of $6.8 million for the quarter ended September 30, 1994, compared to $1.2 million for the
quarter ended September 30, 1993.   For the nine months ended
September 30, 1994, the Company reported operating income of $15.5 million compared to an operating loss of $3.9 million for the nine months ended September 30, 1993. The improvement in operating results is due to (i) higher revenues and lower operating expenses resulting from the mobilization to the U.S. Gulf of Mexico of five of the Company's rigs from weak overseas markets during the period from April 1993 to November 1993, (ii) income from three rigs acquired from Transocean Drilling AS in September 1993, (iii) lower mobilization expense attributable to moving fewer rigs during 1994,
(iv) increased contract drilling dayrates in the U.S. Gulf of Mexico for the first nine months of 1994 compared to the first nine months of 1993, and (v) an increase in the number of turnkey drilling contracts completed, partially offset by normal declines in oil and gas production. Data relating to the Company's operations by business segment follows:

                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                    1994         1993   % Change      1994        1993    % Change
                                      (in millions)                     (in millions)
Revenues:
 Marine drilling:
   Contract drilling                 $56.1       $52.2       +7%      $154.7    $ 144.8       +7%
   Turnkey drilling                   34.2        12.8     +167%        79.1       30.4     +160%
   Intrasegment elimination           (1.1)       (0.5)                 (5.6)      (1.3)
    Total marine drilling             89.2        64.5      +38%       228.2      173.9      +31%
 Oil and gas                           2.2         2.9      -24%         7.5        9.0      -17%
    Total revenues                   $91.4       $67.4      +36%      $235.7    $ 182.9      +29%

Operating income:
 Marine drilling:
   Contract drilling                 $ 7.3       $ 0.5   +1,360%      $ 16.2    $  (1.7)      n/m <F2>
   Turnkey drilling                    3.7         2.6      +42%         9.5        5.6      +70%
   Elimination <F1>                   (1.5)       (0.5)                 (3.0)      (1.2)
    Total marine drilling              9.5         2.6     +265%        22.7        2.7     +741%
 Oil and gas                           0.6         2.0      -70%         3.2        4.0      -20%
 Corporate expenses                   (3.3)       (3.4)      -3%       (10.4)     (10.6)      -2%
    Total operating income (loss)    $ 6.8       $ 1.2     +467%      $ 15.5    $  (3.9)      n/m <F2>

 <F1> Deferral of turnkey profit on oil and gas wells drilled on properties in which the Company has an economic interest.
 <F2> Not meaningful.

In the North Sea, volatile oil prices and the reduction in U.K. tax relief for exploration and appraisal expenditures continue to depress demand for offshore drilling services, resulting in low dayrates and utilization. Dayrates and utilization appear to have stabilized in West Africa despite political unrest and volatile oil prices. Demand in the U.S. Gulf of Mexico offshore drilling market continues to be strong, despite weakening natural gas prices.

Despite reporting a net loss of $1.4 million for the first nine months of 1994 before the cumulative effect of the change in accounting for postemployment benefits, the Company currently is forecasting a small profit before the accounting change for the full year 1994. There can be no assurance, however, that such a full-year profit will be achieved.

MARINE DRILLING OPERATIONS

Contract drilling. Data with respect to the Company's contract drilling operations follows:

                                  Three Months Ended September 30,         Nine Months Ended September 30,
                                  1994        1993        % Change         1994       1993         % Change

Contract drilling revenues
  by area (in millions):
   Gulf of Mexico              $  27.7     $  23.7         +17%          $  85.0      $  49.7          +71%
   North Sea                       9.6         9.8          -2%             20.7         44.2          -53%
   West Africa                     7.6         5.5         +38%             21.5         23.3           -8%
   Other                          11.2        13.2         -15%             27.5         27.6            -
     Total                     $  56.1     $  52.2          +7%          $ 154.7      $ 144.8           +7%

Average rig utilization             92%         91%                           90%          84%
Fleet average dayrate          $26,000     $24,600                       $24,500      $24,700


A higher fleet average dayrate and a slightly higher rig utilization rate for the third quarter of 1994 compared to the prior-year third quarter resulted in a $3.9 million increase in contract drilling revenues. Revenues from the Gulf of Mexico increased by $4.0 million due to the September 1993 deployment of two of three rigs acquired from Transocean Drilling AS and the November 1993 mobilization to the Gulf of one rig from the North Sea, partially offset by lower dayrates for the Company's other
rigs in the Gulf of Mexico.   Revenues attributable to offshore
West Africa increased by $2.1 million primarily due to higher utilization in 1994 and the mobilization of one rig from Saudi Arabia to offshore West Africa in August 1994. The $2.0 million decrease in revenues in the "other" category was partially due to the mobilization of the rig from Saudi Arabia to West Africa.

Revenues in the first nine months of 1994 increased by $9.9 million over the comparable prior-year period due to higher rig utilization, offset in part by a slightly lower fleet average dayrate. Revenues from the Gulf of Mexico increased by $35.3 million due to (i) the 1993 mobilization to the Gulf of two rigs from West Africa and three rigs from the North Sea, (ii) the September 1993 deployment of two of three rigs acquired from Transocean Drilling AS and (iii) higher dayrates for the Company's other rigs in the Gulf of Mexico. Revenues from the North Sea decreased by $23.5 million due to (i) the mobilization of the three rigs from the North Sea to the Gulf of Mexico in 1993, (ii) the sale of the offshore drilling rig, Glomar Moray Firth, to Transocean Drilling AS in September 1993 and the termination of a management contract with respect to that rig in December 1993, and
(iii) lower North Sea dayrates and utilization. Revenues from West Africa decreased by $1.8 million due to the mobilization of the two rigs from offshore West Africa to the Gulf of Mexico in the second quarter of 1993 and the sale of the offshore drilling rig, Glomar Biscay II, in the first quarter of 1993, partially offset by higher utilization.

The Company's operating profit margin for contract drilling operations for the three months ended September 30, 1994, increased to 13 percent from 1 percent in the comparable prior-year period.
For the nine months ended September 30, 1994, the Company's operating profit margin for contract drilling increased to 10 percent from a loss in the comparable prior-year period. For comparison purposes, the Company's operating profit margins for contract drilling operations for each of the full years ended December 31, 1993, 1992 and 1991 were 2 percent, 8 percent and 19 percent, respectively. The percentage for 1993 was relatively low primarily as a result of the cost of mobilizing a number of rigs from the North Sea and West
Africa to the Gulf of Mexico in 1993. The percentages for 1991 and, to a lesser extent, for 1992 were higher than for 1993 as a result of a greater number of rigs operating in the North Sea at dayrates higher than those earned by the Company's other rigs during 1991 and 1992. Furthermore, operating profit margins are affected by the level of the Company's rig utilization. When rig utilization is low, operating profit margins are negatively affected due to the fact that a significant portion of operating costs, such as depreciation expense, is fixed. The Company's rig utilization rate for the first nine months of 1994 and for the full years 1993, 1992 and 1991 were 90 percent, 87 percent, 78 percent and 86 percent, respectively.

The Company anticipates that contracts on 13 of the Company's 23 rigs under contract as of October 31, 1994, will expire at varying times on or prior to December 31, 1994. No assurance can be made that the Company will obtain drilling contracts for the two rigs that are presently available or for its other rigs upon the completion of existing contracts. Short-term contracts have been typical in the industry for the past decade. The Company considers its upcoming contract expirations typical of prevailing market conditions and normal in the Company's course of business.

For the offshore drilling industry as a whole, the number of rigs under contract in the Gulf of Mexico increased throughout 1993 due to stronger domestic natural gas prices and a growing number of drilling prospects developed from enhanced seismic technology. As demand in the Gulf increased, drilling contractors during 1993 and 1994 relocated a significant number of offshore rigs from weak overseas markets to the Gulf, resulting in downward pressure on Gulf dayrates. In recent months, natural gas prices have weakened.
To date, weakening natural gas prices have not appeared to have reduced drilling demand in the Gulf of Mexico. Unless gas prices strengthen from current levels, however, drilling demand in the Gulf is expected to decline. In the U.S. Gulf of Mexico, average industry demand increased to 135 rigs under contract (76 percent utilization) for the quarter ended September 30, 1994, from 129 rigs (73 percent utilization) for the quarter ended June 30, 1994, and 122 rigs (79 percent utilization) for the third quarter of 1993. For the first nine months of 1994 average demand increased to 129 rigs under contract (74 percent utilization) from 113 rigs under contract (76 percent utilization) for the first nine months of 1993. As of October 31, 1994, all twelve of the Company's rigs in the Gulf of Mexico were under contract. The Company's average utilization rate for its rigs in the Gulf of Mexico was 99 percent for the nine months ended September 30, 1994.

In the North Sea, volatile oil prices continue to negatively affect demand for offshore drilling rigs. U.K. oil prices have trended downward from approximately $21 per barrel in June of 1992 to a range of $13 to $19 per barrel since September of 1993. In addition, the reduction in U.K. tax relief for exploration and appraisal expenditures has further depressed the North Sea drilling market. As a result, the outlook for North Sea activity remains uncertain. In the North Sea, average demand increased to 62 rigs under contract (75 percent utilization) for the quarter ended September 30, 1994, from 60 rigs (71 percent utilization) for the quarter ended June 30, 1994. For the third quarter of 1993, an average of 82 rigs (82 percent utilization) were under contract in the North Sea. For the first nine months of 1994 average demand decreased to 64 rigs under contract (75 percent utilization) from 82 rigs under contract (79 percent utilization) for the first nine months of 1993. As of October 31, 1994, two of the Company's three rigs in the North Sea were under contract. The Company's average utilization rate for its rigs in the North Sea was 73 percent for the nine months ended September 30, 1994.

During 1993, the civil war in Angola, the reduction of the Nigerian national oil company's participation in ongoing projects and volatile oil prices caused a reduction in the demand for drilling rigs offshore West Africa and, accordingly, a reduction in dayrates. During 1994, however, supply and demand appear to have stabilized. As a result, the Company mobilized an offshore drilling rig, the Glomar High Island IX, from Saudi Arabia to West Africa in the third quarter of 1994 under a contract expected to extend through year-end. In West Africa, average offshore drilling industry demand increased to 24 rigs under contract (75 percent utilization) for the quarter ended September 30, 1994, from 23 rigs (72 percent utilization) for the quarter ended June 30, 1994, and 23 rigs (65 percent utilization) for the third quarter of 1993.
For the first nine months of 1994 average demand decreased to 23 rigs under contract (73 percent utilization) from 27 rigs under contract (72 percent utilization) for the first nine months of 1993. All four of the Company's rigs located offshore West Africa were employed as of October 31, 1994. The Company's average utilization rate for its rigs located offshore West Africa was 99 percent for the nine months ended September 30, 1994.

Turnkey Drilling. Turnkey drilling operations completed thirteen wells during the third quarter of 1994 compared to five wells in the prior-year third quarter, resulting in a $21.4 million increase in revenues and a $1.1 million increase in operating income.
During the first nine months of 1994, turnkey drilling operations completed 30 wells compared to eleven wells in the comparable prior-year period. Revenues and operating income from turnkey drilling for the first nine months of 1994 increased by $48.7 million and $3.9 million, respectively, over the first nine months of 1993 due to the increased number of wells completed. The effect on operating income of the increased number of wells was partially offset by a lower average profit margin per completed well in the three and nine months ended September 30, 1994.

OIL AND GAS OPERATIONS

Data related to the Company's oil and gas sales follows:

                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                    1994          1993     % Change       1994         1993       % Change

Gas:
 Production (in millions
   of cubic feet)                       906       1,082    -16%             2,940       3,585        -18%
 Average sale price (per
   thousand cubic feet)               $1.74       $2.16    -19%             $1.96       $1.93         +2%

Oil:
 Production (in barrels)             39,316      37,323     +5%           113,344     119,460         -5%
 Average sale price (per barrel)     $16.92      $16.16     +5%            $15.54      $17.58        -12%

Revenues from the sale of oil and gas decreased in the third quarter of 1994 as compared to the third quarter of 1993 due to a lower average gas price and lower gas production, partially offset by higher oil production attributable to new properties and a higher average sale price for oil. Revenues from the sale of oil and gas decreased in the nine months ended September 30, 1994, compared to the comparable prior-year period as a result of lower gas and oil production and a lower average sale price for oil, partially offset by a slightly higher average sale price for gas.

Oil and gas operating income decreased for the quarter and nine months ended September 30, 1994, compared to the comparable prior-year periods due to the lower revenues discussed above and higher costs associated with the development of new prospects, offset in part by a lower depletion rate. The lower depletion rate resulted in part from a property sale in 1993, which reduced the depletable base.

OTHER INCOME AND EXPENSE

Interest expense for the three and nine months ended September 30, 1994, declined by $0.7 million and $1.8 million, respectively, as compared with the comparable prior-year periods. The decrease in interest expense was due to the reduction in long-term debt resulting from the retirement of the rig mortgage note for the Glomar Baltic I in August 1993.

During the three and nine months ended September 30, 1994, the Company capitalized $1.1 million and $2.4 million, respectively, of interest attributable to the acquisition and refurbishment of two offshore drilling rigs, the Glomar Adriatic IX and Glomar Adriatic X, which were acquired in February 1994.

The Company recognized and received dividend income of $0.1 million and $1.4 million in the three and nine months, respectively, ended September 30, 1994, on its investment in common stock of Transco. The $1.1 million in dividends received in the first quarter of 1994 relate to the period from June 1992 through February 1994, when such dividends were held in escrow. Prior to February 1994, the exact amount of the dividends to be received by the Company was not determinable.

During the three and nine months ended September 30, 1994, the Company realized gains of $0.2 million and $0.3 million, respectively, on the sale of Transco common stock. (See note 3 of notes to condensed consolidated financial statements in Part I,
Item 1 of this Quarterly Report on Form 10-Q.)

Income tax expense consists primarily of current foreign income taxes. The Company's net operating losses provided no current federal income tax benefit.

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

In February 1994, the Company received 1,017,771 previously escrowed shares of Transco common stock, pursuant to the 1992 settlement of take-or-pay litigation, plus $1.1 million in previously escrowed dividends which were declared and paid on the escrowed shares during the period from June 1992 through February 1994, plus interest. The number of shares of Transco common stock which the Company may sell during any three-month period is limited by Rule 144 under the Securities Act of 1933. In June 1994, the Company sold 400,000 shares of Transco common stock for $6.0 million, resulting in a realized gain of $0.1 million. In September 1994, the Company sold an additional 400,000 shares of Transco common stock for $6.1 million, resulting in a realized gain of $0.2 million. The Company estimates that it may sell the remaining 217,771 shares no sooner than December 1994. As of September 30, 1994, the market value of the Transco shares held by the Company was $3.3 million. (See note 3 of notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

In March 1994, the Company received $15.2 million in proceeds from the sale of U.S. government securities which were previously held in trust in connection with the Transco Note. The proceeds represented the remaining balance due under the note, which was to mature quarterly through July 1995.

In February 1994, the Company purchased two jackup drilling rigs, the Glomar Adriatic IX and Glomar Adriatic X. The Company paid $26.0 million in cash and, during the second quarter of 1994, issued to the seller's nominee 750,000 shares of Global Marine Inc. common stock to complete the purchase. In addition, the Company anticipates spending approximately $20 million to refurbish and upgrade the rigs during 1994 and the first half of 1995, including approximately $6 million spent through September 30, 1994.

In May 1994, the Company signed an agreement to purchase another offshore drilling unit, a 1983 Marathon LeTourneau 116-C jackup known as the "Bay Driller," at a price of 9,250,000 pounds sterling, for delivery in October 1994. The Company made a ten percent down payment valued at $1.4 million. In addition, the Company purchased time deposits denominated in British pounds valued at $12.4 million, equal to the remainder of the purchase price. Such amount was paid upon delivery of the rig on November 1, 1994. Funds reserved for the remainder of the purchase price of the Bay Driller, plus interest earned, are classified as noncurrent marketable securities on the condensed consolidated balance sheet as of September 30, 1994. The Bay Driller is currently outfitted for use as an accommodation unit. The Company estimates it would need to spend approximately $10 million in addition to the purchase price to outfit the Bay Driller with suitable drilling equipment before it can be operated as an offshore drilling unit. The Company does not expect to make such additional expenditures prior to 1995. (See note 5 of notes to condensed consolidated financial statements in
Part I, Item 1 of this Quarterly Report on Form 10-Q.)

As of September 30, 1994, the Company had $60.7 million in cash and marketable securities classified as current and $12.7 million classified as long-term. At that date, $24.7 million of the current balance (including, among other things, $12.1 million of proceeds from the sale of Transco common stock, which proceeds become unrestricted in January 1995) was restricted from use for general corporate purposes. Of the noncurrent balance, $12.4 million was reserved for the purchase of the Bay Driller. As of December 31, 1993, the Company had $44.6 million in cash and marketable securities, net of restricted amounts of $6.8 million.

For the nine months ended September 30, 1994, cash flow provided by operations increased to $52.5 million from a cash use of $3.6 million in the prior-year comparable period, primarily resulting from higher revenues, lower contract drilling cash operating expenses, the liquidation of the Transco Note and a favorable net working capital change, other than the liquidation of the Transco Note.

Working capital decreased to $85.9 million at September 30, 1994, from $107.2 million at December 31, 1993, due to the purchase of the Glomar Adriatic IX and Glomar Adriatic X offshore drilling rigs, and the reclassification to long-term of funds reserved to complete the purchase of the Bay Driller.

Capital expenditures for the remainder of 1994 for the Company's drilling fleet, other than for the refurbishment of the Glomar Adriatic IX and Glomar Adriatic X and the purchase of the Bay Driller, are estimated to be $6 million, principally for capital additions and improvements to the Company's rigs currently in service. Capital expenditures for the Company's oil and gas operations are estimated to be $1 million for the remainder of 1994, principally for exploratory drilling, development drilling of producing properties, the purchase of equipment used in connection with producing properties, and workovers and recompletions.

The Company believes that it will be able to meet all of its current obligations, including capital expenditures and debt service, from its cash flow from operations and its cash, cash equivalents and marketable securities. The Company's ability, however, to pay the principal amount of its Senior Secured Notes upon maturity in December 1999 would require a substantial improvement in current industry conditions. The Company estimates that the average dayrate earned by the Company's contract drilling fleet would have to increase from $24,500 per rig earned for the first nine months of 1994 to approximately $29,000 per rig during the period from October 1, 1994, through the date of maturity of the Senior Secured Notes in order to cover all cash operating, capital and financing costs, including principal payments, during the period up to and including the maturity of the Senior Secured Notes. This estimate assumes the continuation of rig utilization and operating expenses at current levels and does not include sources of liquidity other than cash flow from the Company's contract drilling fleet.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

(b) Reports on Form 8-K

    The Company did not file any Current Reports on Form 8-K during the third quarter of 1994.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GLOBAL MARINE INC.
                               (Registrant)

Dated:  November 2, 1994               /s/ Thomas R. Johnson
                                       Thomas R. Johnson
                                       Vice President and Corporate Controller
                                       (Duly Authorized Officer and Principal
                                       Accounting Officer of the Registrant)