Form 10-K
period 1994-12-31
GLOBAL MARINE INC
filed 1995-03-17
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                              1994 FORM 10-K
   (MARK ONE)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended December 31, 1994
                                    OR
        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from                   to

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

                                                  Name of each exchange
                  Title of each class               on which registered
               Common Stock, $0.10 par value       New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1995, the aggregate market value of the Company's common stock, $0.10 par value, held by non-affiliates was $678.3 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 164,869,034 shares outstanding as of February 28, 1995.
                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 1995 Annual Meeting of Stockholders are incorporated into Part III of this Report.

                      TABLE OF CONTENTS TO FORM 10-K

                                                                   Page

PART I

1. and 2. Business and Properties                                    3
            Contract Drilling                                        3
            Drilling Management Services                             8
            Oil and Gas Operations                                   8
            Competition and Industry Conditions                     10
            Operational Risks and Insurance                         11
            Foreign Operations                                      12
            Governmental Regulations and Environmental Matters      13
            Employees                                               14
            Executive Officers of the Registrant                    14

3.        Legal Proceedings                                         15

4.        Submission of Matters to a Vote of Security Holders       15

PART II

5.        Market for Registrant's Common Equity and
            Related Stockholder Matters                             15

6.        Selected Financial Data                                   16

7.        Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     17

8.        Financial Statements and Supplementary Data               26

9.        Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                  53

PART III

10.       Directors and Executive Officers of the Registrant        53

11.       Executive Compensation                                    53

12.       Security Ownership of Certain Beneficial Owners and
            Management                                              53

13.       Certain Relationships and Related Transactions            53

PART IV

14.       Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                 54

SIGNATURES                                                          63

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

     The Company is a major international offshore drilling contractor with a modern, diversified fleet of 28 mobile offshore drilling rigs. In addition, the Company provides offshore drilling management services on a turnkey basis and participates in oil and gas exploration, development and production activities. Industry segment information relative to the Company is set forth in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

CONTRACT DRILLING

     Substantially all of the Company's offshore contract drilling operations are conducted by or through its wholly-owned subsidiary Global Marine Drilling Company ("GMDC"). GMDC is headquartered in Houston, Texas, has other principal offices in Lafayette, Louisiana and Aberdeen, Scotland, and has additional offices in Dubai, United Arab Emirates; Fremantle, Australia; Jakarta, Indonesia; London, England; Luanda, Angola; New Orleans, Louisiana; Pointe Noire, Congo; Port Gentil, Gabon; Port Harcourt, Nigeria, and Port of Spain, Trinidad.

     The Company has a fleet of 28 mobile offshore drilling rigs, consisting of 24 cantilevered jackup drilling rigs, two semisubmersible drilling rigs, one self-propelled drillship and one concrete island drilling system (the "CIDS"). Three of the 24 cantilevered jackup rigs are undergoing refurbishment or reconfiguration and are not currently in service, but one is expected to be placed in service during the second quarter of 1995, and two are expected to be placed in service during the third quarter of 1995. All of the Company's active drilling rigs were placed in service in 1979 or later, and, as of February 28, 1995, the average age of the rigs in the fleet was approximately 12.7 years. Twenty-three of the Company's rigs are subject to mortgages granted to collateralize the Company's 12-3/4% Senior Secured Notes due 1999 (the "Senior
Secured Notes").

     Since 1989, the Company has undertaken in excess of $90 million in capital expenditures to maintain and upgrade its fleet, including approximately $25 million for the purchase and installation of "top drive" drilling systems on 20 of the Company's rigs. Top drives are now installed on 22 of the 28 rigs. Top drive drilling systems permit drilling with extended stands of drill pipe and enable operators to rotate the drill pipe when exiting the well bore, thereby increasing both the speed and safety of drilling operations and reducing the risk of the drill pipe becoming stuck in the well bore.

     The Company's fleet is deployed in the major offshore oil and gas operating areas worldwide. The principal areas of the Company's operations currently include the Gulf of Mexico, the North Sea, and offshore West Africa.

     In May 1994, the Company purchased an offshore drilling unit, a 1983 Marathon LeTourneau 116-C jackup known as the "Bay Driller," for $13.8 million in cash. The rig was delivered to the Company in November 1994, at which time it was renamed the Glomar Adriatic XI. The rig is currently outfitted for use as an accommodation unit. The rig is committed to a drilling contract which is expected to commence in August 1995, prior to which the Company will reconfigure the rig at a cost of approximately $15 million, primarily to replace the rig's existing special-purpose drilling equipment with an enhanced drilling package.

     On November 7, 1994, the Company entered into an agreement in principle, subject to definitive documentation, to purchase the Glomar Beaufort Sea I, which previously had been operated by the Company under a long-term lease which expired in December 1994.
The Company has agreed to pay an amount of up to $9.0 million, payable out of future cash flow or sales proceeds from the rig, if any. The full $9.0 million would be paid only if the Company's share of future cash flow or rig sales proceeds exceed $40 million. The Company would have no obligation to pay any amount if the rig fails to generate any future cash flows.

     As part of upgrading and expanding its rig fleet and other assets, the Company considers and pursues the acquisition of suitable additional rigs and other assets on an ongoing basis. If the Company decides to undertake an acquisition, the issuance of additional shares of stock or, in certain instances, additional
debt could be required.   The Company may also consider the
disposition of rigs and other assets if and when a disposition can be effected on favorable terms. Disposition proceeds, to the extent available, could also be used as a source of acquisition financing.

     The following table lists the Company's drilling rigs in service as of February 28, 1995, indicating the year each rig was placed in service, as well as its water and drilling depth capabilities, current location, customer, and estimated contract expiration date.

                                              MARINE DRILLING FLEET
                                         Status as of February 28, 1995
                              YEAR
                             PLACED      WATER       DRILLING
                               IN        DEPTH        DEPTH                                                    CONTRACT
                             SERVICE   CAPABILITY   CAPABILITY       LOCATION      CUSTOMER                      TERM    (1)

    RIGS IN SERVICE
    CANTILEVERED JACKUP
    Glomar High Island I      1979        250 ft.    20,000 ft.     Gulf of Mexico   BHP Petroleum               expires 4/95
    Glomar High Island II     1979        270 ft.    20,000 ft.     Gulf of Mexico   Unocal                      expires 3/95
    Glomar High Island III    1980        250 ft.    20,000 ft.     Gulf of Mexico   Enron                       expires 4/95
    Glomar High Island IV     1980        250 ft.    20,000 ft.     Gulf of Mexico   Unocal                      expires 4/95
    Glomar High Island V      1981        270 ft.    20,000 ft.     West Africa      Cabinda Gulf Oil Co.        expires 8/95
    Glomar High Island VII    1982        250 ft.    20,000 ft.     West Africa      Elf Serepca                 expires 5/95
    Glomar High Island VIII   1982        250 ft.    20,000 ft.     Gulf of Mexico   Vastar Resources            expires 4/95
    Glomar High Island IX     1983        250 ft.    20,000 ft.     West Africa      Cabinda Gulf Oil Co.        expires 3/95
    Glomar Adriatic I         1981        300 ft.    25,000 ft.     West Africa      Elf Gabon                   expires 8/95
    Glomar Adriatic II        1981        328 ft.    25,000 ft.     Gulf of Mexico   Shell                       expires 5/95
    Glomar Adriatic III       1982        300 ft.    25,000 ft.     Gulf of Mexico   Shell                       expires 4/95
    Glomar Adriatic IV        1983        328 ft.    25,000 ft.     Trinidad         Enron                       expires 5/95
    Transocean No. 5          1979        300 ft.    20,000 ft.     Abu Dhabi        Total                       expires 1/96
    Glomar Adriatic VI        1981        328 ft.    20,000 ft.     Gulf of Mexico   Shell                       expires 4/95
    Glomar Adriatic VII       1983        300 ft.    20,000 ft.     Gulf of Mexico   Shell                       expires 3/95
    Glomar Adriatic VIII      1983        300 ft.    25,000 ft.     West Africa      Mobil Nigeria               expires 3/96
    Glomar Main Pass I        1982        300 ft.    25,000 ft.     Gulf of Mexico   Pennzoil                    expires 3/95
    Glomar Main Pass III      1982        300 ft.    25,000 ft.     India            Dual Drilling               expires 5/97(2)
    Glomar Main Pass IV       1982        300 ft.    25,000 ft.     Gulf of Mexico   Mobil                       expires 4/95
    Glomar Labrador I         1983        300 ft.    25,000 ft.     North Sea        Mobil                       expires 9/95
    Glomar Baltic I           1983        375 ft.    25,000 ft.     Gulf of Mexico   Mobil                       expires 5/95

    SEMISUBMERSIBLE
    Glomar Arctic I           1983        1,800 ft.  25,000 ft.     North Sea        Amerada Hess                expires 6/95
    Glomar Arctic III         1984        1,800 ft.  25,000 ft.     North Sea        Conoco                      expires 8/95

    DRILLSHIP
    Glomar Robert F. Bauer    1983        2,750 ft.  25,000 ft.     Australia        WAPET                       expires 6/95

    CONCRETE ISLAND DRILLING SYSTEM
    Glomar Beaufort Sea I     1984        55 ft.     25,000 ft.     Alaska           -                           available

    RIGS UNDERGOING REFURBISHMENT OR RECONFIGURATION
    CANTILEVERED JACKUP
    Glomar Adriatic IX         1981       300 ft.    20,000 ft.     Dubai            -                           -
    Glomar Adriatic X          1982       300 ft.    20,000 ft.     Dubai            -                           -
    Glomar Adriatic XI         1983       (3)        (3)            North Sea        -                           -

(1) Expiration dates include firm commitments for extensions of current contracts and for new contracts which have not yet commenced. Expiration dates relate to both term and well-to-well contracts and, as to well-to-well contracts, are estimates only.
(2) Customer may cancel contract upon 60-day prior notice.
(3) The Glomar Adriatic XI is currently outfitted for use only as an accommodation unit.

     Rig Utilization. The average rig utilization rate for a period is equal to the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work, and excludes the two rigs undergoing refurbishment as of December 31, 1994. For the year ended December 31, 1994, the Company's average utilization rate for its drilling fleet was 90 percent compared to an average utilization rate of 87 percent in 1993. As of February 28, 1995, the Company's utilization rate was 96 percent. The Company anticipates that contracts on 15 of the Company's 24 rigs under contract as of February 28, 1995, will expire at varying times on or prior to May 31, 1995. No assurance can be made that the Company will obtain drilling contracts for the rig that is currently available, or for its two rigs currently undergoing refurbishment that are not committed to drilling contracts, or for its other rigs upon the completion of current contracts. Short-term contracts have been typical in the industry for the past decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions and in the normal course of business.

     As of December 31, 1994, all of the Company's twelve rigs in the Gulf of Mexico were employed. As of that date, the industry utilization rate in the Gulf of Mexico was 74 percent compared with a rate of 78 percent as of December 31, 1993. Revenues from this market accounted for 53 percent, 38 percent and 7 percent of the Company's contract drilling revenues in 1994, 1993, and 1992, respectively.

     As of December 31, 1994, three of the Company's four rigs in the North Sea were employed. As of that date, the industry utilization rate in the North Sea was 80 percent compared with a rate of 82 percent as of December 31, 1993. Revenues from this market accounted for 14 percent, 28 percent and 46 percent of the Company's contract drilling revenues in 1994, 1993, and 1992, respectively.

     As of December 31, 1994, all five of the Company's rigs offshore West Africa were employed. As of that date, the industry utilization rate offshore West Africa was 86 percent compared with a rate of 75 percent as of December 31, 1993. Revenues from this market accounted for 15 percent, 16 percent and 23 percent of the Company's contract drilling revenues in 1994, 1993, and 1992, respectively.

     The following table sets forth the size and average utilization rate of the Company's fleet.

                                     1994    1993   1992   1991   1990
Rigs in service at year-end           26      25     25     27     27
Average rig utilization               90%     87%    78%    86%    90%

     The following tables show, for each of the Company's four principal groups of drilling rigs and each of the major geographic areas in which the Company operates, the number of contract months available, the number of contract months under firm commitments and the percentage of available months committed as of December 31, 1994, determined on the basis of executed contracts as of that date, excluding customer option periods. The number of rigs in each category is indicated in parenthesis. The two jackup rigs undergoing refurbishment as of December 31, 1994 are excluded from available rig-months. As of December 31, 1994, none of the Company's rigs were committed beyond 1995.

                                                            1995
                                      Rig Contract      Rig Contract      Percentage
                                         Months             Months        Committed/
                                        Available         Committed       Available
Jackups (22)                               264                63              24%
Semisubmersibles (2)                        24                 5              21%
Drillships (1)                              12                 6              50%
CIDS (1)                                    12                 -               -

    Total                                  312                74              24%

                                                             1995
                                      Rig Contract      Rig Contract      Percentage
                                         Months             Months        Committed/
                                        Available          Committed      Available
Gulf of Mexico (12)                        144                22              15%
West Africa (5)                             60                11              18%
North Sea (4)                               48                13              27%
Other (5)                                   60                28              47%

    Total                                  312                74              24%

     The numbers of rigs in the preceding table reflect their locations as of December 31, 1994.

     As of December 31, 1994, the Company's contract drilling backlog was approximately $70 million, $60 million of which will be realized in 1995. The portion of the Company's backlog which will be realized subsequent to 1995 relates to a customer's rig which the Company manages under a long-term contract. The contract drilling backlog at December 31, 1993, was $93 million.

     Drilling Contracts and Major Customers. Each of the Company's drilling rigs is employed under an individual contract which extends over a period of time covering either a stated term or the time required to drill a well or number of wells. While the final contract for employment of a rig is the result of negotiations between the Company and the customer, most contracts are awarded based upon competitive bidding. The rates specified in drilling contracts are generally on a per day basis, payable in U.S. dollars, and vary depending upon the equipment and services supplied, the areas involved, the duration of the work, competitive conditions and other variables. The contracts provide for a basic dayrate during drilling operations, with lower rates or no payment for periods of equipment breakdown, adverse weather, or other conditions which may be beyond the control of the Company. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed amounts, or for no payment during the mobilization period. As a result of competitive conditions within the industry, the Company is, in certain cases, paying the cost of mobilizing to and/or demobilizing from an operating area, thus reducing further the Company's operating margins. A contract may be terminated by the customer if the rig is destroyed or lost, if drilling operations are suspended for a specified period of time due to a breakdown of major equipment or, in some cases, if other events occur that are beyond the control of either party.

     The Company's offshore contract drilling business is subject to the usual risks associated with having a limited number of customers for its services. In 1994, no single customer provided more than 10 percent of consolidated revenues. In 1993, Arco provided $29.2 million, or 11 percent, of consolidated revenues. In 1992, Elf Aquitaine provided $37.8 million and Arco provided $34.0 million, representing 15 percent and 13 percent, respectively, of consolidated revenues.

DRILLING MANAGEMENT SERVICES

     The Company provides drilling management services on a turnkey basis for oil and gas operators who require drilling expertise. These services are provided through a wholly-owned subsidiary, Applied Drilling Technology Inc. ("ADTI"), which operates primarily in the U.S. Gulf of Mexico, and through Global Marine Integrated Services - Europe ("GMIS-E"), a division of GMDC, which operates in areas other than the U.S. Gulf of Mexico. For a guaranteed price, each will assume responsibility for the design and execution of specific offshore drilling programs and deliver a logged or loggable hole to an agreed depth. Compensation is contingent upon satisfactory completion of the drilling program.

     Through December 31, 1994, ADTI had completed 176 turnkey wells, including 50 in 1994, 18 in 1993, and 10 in 1992. GMIS-E completed two wells in 1994, its first year of operations.

     As of December 31, 1994, the Company's drilling management backlog was approximately $57 million, all of which will be realized in 1995. As of December 31, 1993, the drilling management backlog was approximately $9 million.

     The Company, as well as several of its offshore drilling competitors and other oil service companies, has also started offering services as a general contractor under arrangements variously described as "partnering," "full service contracting," and "integrated drilling services" arrangements, among others. When the Company acts as a general contractor, it provides planning, engineering and management services beyond the scope of its traditional contract drilling business, and thereby assumes greater liability. In 1994, GMIS-E began providing such planning, engineering and management services, as well as turnkey drilling services, in areas other than the U.S. Gulf of Mexico.

OIL AND GAS OPERATIONS

     Oil and gas exploration, development and production activities are conducted through Challenger Minerals Inc. ("CMI"), which is a wholly-owned subsidiary of the Company. Such activities primarily include participation in the development and operation of properties for oil and gas production. In addition, the Company incurs through ADTI and other subsidiaries certain limited exploration and leasehold acquisition costs in connection with its turnkey drilling operations. Substantially all of the Company's oil and gas activities are conducted in the United States offshore Louisiana and Texas in the Gulf of Mexico and onshore in Louisiana, Oklahoma and Texas.

     Sales Prices and Production Costs. The following table summarizes the Company's sales prices and production costs:

                                                          1994       1993        1992
Average sales prices:
   Gas (per MCF)                                         $ 1.86     $ 1.98      $ 1.60
   Oil (per barrel)                                      $15.79     $16.89      $19.43
Average production cost:
   Oil and Natural Gas (per BTU equivalent MCF of gas)   $  .46     $  .37      $  .30

     Productive Wells. The following table summarizes the Company's gross and net wells as of December 31, 1994, including those that are producing and those that are shut-in but capable of producing:

                                  Gross Wells        Net Wells
                                   Oil   Gas        Oil      Gas
Offshore
   Louisiana                       12     10        1.61     1.61
   Texas                            -     19           -     3.08
     Total offshore                12     29        1.61     4.69

Onshore
   Louisiana                        -      2           -      .13
   Oklahoma                         2      -         .14        -
   Texas                            -      1           -      .11
     Total onshore                  2      3         .14      .24

     Total                         14     32        1.75     4.93

     For purposes of the tables included in this report, a gross well or a gross acre is a well or acre in which a working interest is owned by the Company. A net well or net acre is used to show the cumulative total of the Company's fractional working interests in one or more wells or acres.

     Developed and Undeveloped Acreage.   The following table
summarizes the Company's developed and undeveloped acreage as of December 31, 1994:

                         Developed Acreage           Undeveloped Acreage
                      Gross Acres    Net Acres    Gross Acres      Net Acres

Offshore
   Louisiana             25,573         4,985        31,549         12,239
   Texas                 10,280         2,023         1,280          1,280
     Total offshore      35,853         7,008        32,829         13,519

Onshore
   Louisiana                845            75         1,191            596
   Oklahoma                  64            18             -              -
   Texas                    325            74             -              -
     Total onshore        1,234           167         1,191            596

     Total               37,087         7,175        34,020         14,115

     Drilling Activities. The following table shows the Company's gross and net exploratory and development wells drilled during the years indicated:

                              1994               1993               1992
                         Gross     Net      Gross     Net       Gross    Net
Exploratory
   Gas                     4      .68         1       .20         2      .29
   Dry                     4      .95         4       .88         -        -

Development
   Gas                     2      .34         -         -         2      .30
Total
   Gas*                    6     1.02         1       .20         4      .59
   Dry                     4      .95         4       .88         -        -

   Total                  10     1.97         5      1.08         4      .59
______________
* Includes wells that are shut-in but capable of producing.

     At December 31, 1994, the Company was participating in the drilling of two gross wells equal to .45 net wells.

COMPETITION AND INDUSTRY CONDITIONS

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

     Since 1982, the offshore contract drilling market has been adversely affected by a supply of offshore rigs that has significantly exceeded the demand for such equipment as well as by a reduced level of demand generally for such equipment. The reduced demand principally has been the result of low oil and gas prices, reductions in the exploration and development expenditures of the Company's customers, and prolonged uncertainty and volatility in oil and gas prices. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries ("OPEC"), are likely to continue to cause oil and gas price volatility. Factors which influence demand for the Company's services include the ability of OPEC to set and maintain production levels and prices, the level of production by non-OPEC countries, worldwide demand for oil and gas, and contract and other terms sought by various governments to explore and develop oil, gas and other hydrocarbons within their offshore waters. The Company cannot predict the timing or extent of any improvement in the industry or the future level of demand for the Company's contract drilling services.

     ADTI and GMIS-E compete with other participants in the drilling management services industry, several of which have substantially greater resources. In addition, the Company's drilling management services business is subject to the usual risks associated with having a limited number of customers for its services.

     With respect to the Company's oil and gas operations, CMI experiences competition from other oil and gas companies in all phases of its operations. Many competing companies have substantially greater financial and other resources. The Company's oil and gas business has been adversely affected by the same oil and gas market conditions which have affected the Company's contract drilling operations over the past several years, including low prices, prolonged uncertainty and price volatility. A worldwide surplus of oil has affected and continues to affect the prices received for the Company's oil production.

     The Company's oil and gas production operations and economics are also affected by governmental regulation, the use and allocation of oil and natural gas, the extent of domestic production and the level of imports, prices of competitive fuels, fluctuation in demand in the Company's market areas due to excess supplies of oil as well as seasonal demand factors, tax and other laws relating to the petroleum industry and changes in such laws, and by constantly changing administrative regulations.

OPERATIONAL RISKS AND INSURANCE

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

     The Company maintains insurance coverage against certain general and marine public liability, including liability for personal injury, in the amount of $200 million, subject to a self-insured retention of no more than $250,000 per occurrence. In addition, the Company's rigs (with the exception of the Glomar Beaufort Sea I) and related equipment are separately insured under hull and machinery policies against certain marine and other perils, subject to a self-insured retention generally of no more than $300,000 per occurrence. The Company's current practice is to insure each rig for its market value. Although each rig is insured for more than its carrying value, the Company's insurance may not cover all costs that would be required to replace each rig. The Company purchases the majority of the insurance protecting it from the consequences of these hazards from the marine and energy insurance market. This market historically is cyclical in nature, and over the past few years it has experienced a decline in capacity of available insurance resulting in increased premiums and reduced coverage for the Company. In particular, as a result of historical claims involving damage to the "spud cans" (i.e., the bases of the legs of jackup rigs), insurers have excluded business interruption coverage with respect to spud can damage incurred after May 3, 1992. Business interruption coverage applies only to business interruptions as a result of a loss insured under hull and machinery policies. The deductible for rig business interruption claims is 30 days. The Company currently purchases rig business interruption insurance with respect to all of its operating rigs; however, the decision to insure a rig against interruption risks is dependent on a number of factors, including dayrate and utilization levels, and no assurance can be made that the Company will continue to insure any or all of its operating rigs against such risks. All of the Company's rigs which are operated internationally are presently insured against loss due to war, including terrorism.

     The Company is permitted under the terms of the rig mortgages securing the Senior Secured Notes to change the limits on its general and marine public liability insurance to $150 million, and to be subject, with respect to such liability insurance and its marine hull and machinery insurance, to self-insured retention amounts of up to $1 million per occurrence. In addition, the indenture governing the Senior Secured Notes contains certain restrictions regarding the use of insurance proceeds realized by the Company due to the loss of any Company-owned rig, other than the Glomar Baltic I, the Glomar Adriatic IX, the Glomar Adriatic X and the Glomar Adriatic XI.

     While the general and marine public liability policies cover liability for pollution under most circumstances, they do not cover liability for bringing a well under control following a blowout.
In the case of turnkey drilling operations, the Company maintains insurance covering the cost of controlling the well, including any environmental damage resulting therefrom, the cost of cleanup and the cost of redrilling ("well control liabilities") in an amount not less than $20 million per occurrence subject to a self-insured retention of $200,000 per occurrence.

     Under turnkey drilling contracts, the Company generally assumes the risk of cost of well control, but on occasion the Company receives indemnification from the customer for such risk in excess
of the $20 million insurance coverage.   In many instances,
however, the Company is not indemnified by its customers for well control liabilities. Furthermore, the Company is not insured against certain drilling risks that could result in delays or nonperformance of a turnkey drilling contract.

     In connection with the Company's offshore contract drilling operations, the Company is generally indemnified for any cost of well control by its customers; however, in any event, the Company maintains insurance against such liabilities in the amount of $50 million per occurrence subject to a self-insured retention of $200,000 per occurrence.

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

FOREIGN OPERATIONS

     A significant portion of the Company's revenues is attributable to drilling operations in foreign countries. Such activities accounted for 29 percent, 44 percent and 71 percent of the Company's total revenues in 1994, 1993 and 1992, respectively.
Risks associated with the Company's operations in foreign areas include risks of war and civil disturbances or other risks that may limit or disrupt markets, expropriation, nationalization, renegotiation or nullification of existing contracts, foreign exchange restrictions and currency fluctuations, foreign taxation, changing political conditions and foreign and domestic monetary policies. To date, the Company has experienced no material loss as a result of any of these factors. Additionally, the ability of the Company to compete in the international drilling market may be adversely affected by foreign governmental regulations favoring or requiring the awarding of drilling contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, foreign governmental regulations, which may in the future become applicable to the industry served by the Company, could reduce demand for the Company's services, or such regulations could directly affect the Company's ability to compete for customers.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

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

     The Company's operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. For example, the Company, as an operator of mobile offshore drilling units in navigable United States waters and certain offshore areas, including the Outer Continental Shelf, is liable for damages and for the cost of removing oil spills for which it may be held responsible, subject to certain limitations. The Company's operations may involve the use or handling of materials that may be classified as environmentally hazardous substances. Laws and regulations protecting the environment have generally become more stringent, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault. The Company does not believe that environmental regulations have had any material adverse effect on its capital expenditures, results of operations or competitive position to date, and presently does not anticipate that any material expenditures will be required to enable it to comply with existing laws and regulations. It is possible, however, that modification of existing regulations or the adoption of new regulations in the future, particularly with respect to environmental and safety standards, could have such a material adverse effect on the Company's operations.

     The U.S. Oil Pollution Act of 1990 ("OPA '90") and similar legislation enacted in Texas, Louisiana and other coastal states address oil spill prevention and control and significantly expand liability exposure across all spectrums of the oil and gas industry. The Company is of the opinion that it maintains sufficient insurance coverage to respond to the added exposures.

     OPA '90 also mandated increases in the amounts of financial responsibility that must be certified with respect to mobile offshore drilling units and offshore facilities (e.g. oil and gas production platforms, among others) located in U.S. waters. Operators of mobile offshore drilling units, together with operators of vessels, must provide evidence of financial responsibility based on a tonnage formula, which, in the Company's case, would not exceed $15 million for its largest rig located in U.S. waters. The Company may use its current certificate of financial responsibility ("COFR") until June 30, 1995, after which
time a COFR complying with the new rule must be obtained.   The
Company may comply with the requirement either by posting a cash bond, self-insuring by providing evidence of adequate U.S.-based net worth, or by providing evidence of an insurance policy meeting OPA '90 COFR requirements. Reportedly, two insurance facilities which would satisfy the COFR requirements of the new rule have been approved by the U.S. Coast Guard. However, no determination has been made whether either of these insurance facilities would be made available to the Company on satisfactory terms, if at all.
The Company believes that the probability is remote that it will not be able to satisfy the financial responsibility requirements of the rule as promulgated. Furthermore, the Company believes it will be able to comply with the COFR requirements, either by self-insuring or by providing evidence of third-party insurance. The Company's inability to comply with the rule, however, might have a material adverse effect on its operations and financial condition. During 1994, 56 percent of the Company's contract drilling revenues were attributable to operations in U.S. waters, and, as of February 28, 1995, 13 of the Company's 25 rigs then in service were located in U.S. waters.

     Under OPA '90, operators of offshore facilities will be required to certify evidence of financial responsibility in the amount of $150 million. The Department of the Interior ("DOI") is responsible for promulgating regulations implementing the new financial responsibility requirements with respect to offshore facilities, and its regulations are not expected to be finalized until later this year. The Minerals Management Service of the DOI issued an Advance Notice of Proposed Rulemaking in 1993 which contemplated regulations for offshore facilities similar to the Coast Guard regulations. The DOI solicited comments from the offshore oil industry with respect to the proposed regulations, which will also be subject to review and comment before adoption. The DOI regulations, with the regulations promulgated by the Coast Guard, could adversely affect CMI as well as GMDC and ADTI. CMI presently operates an offshore production platform, and ADTI's business and GMDC's operations in the Gulf of Mexico are largely dependent on oil and gas companies' drilling activities, which, in turn, ultimately depend on their ability to operate offshore facilities. The Company cannot predict the exact nature or effect of any regulations promulgated under OPA '90.

EMPLOYEES

     The Company had approximately 1,700 employees at December 31, 1994. The Company requires highly skilled personnel to operate its drilling rigs. In recognition of this, the Company conducts extensive personnel training and safety programs.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age as of December 31, 1994, and office or offices currently held by each of the executive officers of the Company are as follows:

    Name                     Age  Office or Offices

    David A. Herasimchuk     52   Vice President, Market Development
    Thomas R. Johnson        46   Vice President and Corporate Controller
    Gary L. Kott             52   President and Chief Operating
                                  Officer of Global Marine Drilling Co.
    C. Russell Luigs         61   Chairman of the Board, President and
                                  Chief Executive Officer
    Jon A. Marshall          43   Group Vice President of the Company,
                                  and President of Challenger Minerals
                                  Inc.
    Jerry C. Martin          62   Senior Vice President and Chief
                                  Financial Officer
    James L. McCulloch       42   Vice President and General Counsel
    John G. Ryan             42   Chairman and Chief Executive Officer
                                  of Global Marine Drilling Co., and
                                  Corporate Secretary of the Company
    Robert E. Sleet, Jr.     48   Vice President and Treasurer

     Officers each serve for a one-year term or until their successors are elected and qualified to serve. Each executive officer's principal occupation has been as an executive officer of the Company for more than the past five years, with the exception of Messrs. Marshall and McCulloch. Mr. Marshall has served as the Company's Group Vice President since February 14, 1995, prior to which he had been President of Applied Drilling Technology Inc. and Challenger Minerals Inc. since April 1992. From 1990 to April 1992, he was Applied Drilling Technology's Vice President of Operations, prior to which he held various operating positions with Applied Drilling Technology Inc. and with Global Marine Drilling Co. Mr. McCulloch has served in his present position since May 1993 and has had general supervision of the Company's legal affairs since February 1993, prior to which he was the Company's Vice President, Litigation and Risk Management.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1994.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $0.10 par value per share, is listed on the New York Stock Exchange under the symbol "GLM." At February 28, 1995, there were 8,761 stockholders of record of the Common Stock. The high and low sales prices of the Common Stock as reported on the New York Stock Exchange Composite Transactions Tape for each full quarterly period within the past two years appear under "Consolidated Selected Quarterly Financial Data," which follows the notes to the consolidated financial statements.

     The Company has not declared any dividends on Common Stock since February 1985. Subject to the preferential dividend rights of holders of the Company's preferred stock, if any, the holders of the Common Stock will be entitled to receive when, as and if declared by the Board of Directors out of funds legally available therefor, all other dividends payable in cash, in property, or in shares of Common Stock. The indenture governing the Company's Senior Secured Notes contains certain restrictions with respect to the payment of dividends on the Common Stock (other than stock dividends). (See Note 7 of Notes to Consolidated Financial Statements.) It is not expected that dividends will be declared or paid on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                               GLOBAL MARINE INC. AND SUBSIDIARIES
                                         FIVE-YEAR REVIEW
                            (Dollars in millions, except per share data)



                                                 1994      1993         1992          1991        1990
FINANCIAL PERFORMANCE
Revenues:
Contract drilling                              $ 211.4    $ 200.3     $ 214.1       $ 249.9     $ 214.3
Drilling management services                     137.8       57.1        26.9          37.2        42.1
Oil and gas                                        9.8       11.6        19.3          28.1        25.4
  Total revenues                               $ 359.0    $ 269.0     $ 260.3       $ 315.2     $ 281.8

Operating income:
Contract drilling                              $  25.6    $   4.5     $  28.2 (2)   $  49.2     $  18.7
Drilling management services (1)                  10.8        7.6        (2.2)          4.5         2.1
Oil and gas                                        3.7        5.3         3.2           9.1        10.8
Corporate expenses                               (14.0)     (14.2)      (13.5)        (13.7)      (13.3)
  Total operating income                          26.1        3.2        15.7          49.1        18.3

Other income (expense):
Interest expense                                 (30.2)     (32.1)      (43.6)        (49.9)      (53.9)
Interest capitalized                               3.7          -           -             -           -
Interest income                                    3.8        2.7         2.8           3.5         5.4
Litigation settlement                                -          -        55.0             -           -
Other                                              2.0          -         0.7           0.8        (4.3)
   Total other income (expense)                  (20.7)     (29.4)       14.9         (45.6)      (52.8)

Income (loss) before income taxes                  5.4      (26.2)       30.6           3.5       (34.5)
Income tax expense                                 0.6        0.3         3.1           2.5         1.3
Income (loss) before extraordinary item and
   cumulative effect of accounting changes         4.8      (26.5)       27.5           1.0       (35.8)
Extraordinary gain on extinguishment of debt         -          -        28.3             -           -
Cumulative effect of accounting changes, net      (3.5)         -         1.4             -           -
   Net income (loss)                           $   1.3    $ (26.5)   $   57.2      $    1.0     $ (35.8)

Net income (loss) per common share:
  Before extraordinary item and cumulative
   effect of accounting changes                $  0.03    $ (0.17)   $   0.24      $  0.01      $ (0.35)
Extraordinary gain on extinguishment of debt         -          -        0.24            -            -
Cumulative effect of accounting changes, net     (0.02)         -        0.01            -            -         -
   Net income (loss) per common share          $  0.01    $ (0.17)   $   0.49      $  0.01      $ (0.35)

Average common shares outstanding                163.8      152.0       116.3        109.2        102.6
Dividends declared per common share (3)        $     -    $     -    $      -      $     -      $     -
Capital expenditures                           $  75.9    $  40.6    $   20.9      $  22.7      $  19.3

FINANCIAL POSITION (END OF YEAR)
Working capital                                $  93.4    $ 107.2    $   30.7      $  88.4      $  71.5
Net properties                                 $ 353.4    $ 314.6    $  318.0      $ 353.7      $ 378.2
Total assets                                   $ 512.4    $ 492.9    $  479.9      $ 523.7      $ 543.7
Long-term debt, including current maturities   $ 225.0    $ 225.0    $  249.0      $ 391.8      $ 444.7
Shareholders' equity                           $ 212.3    $ 205.4    $  154.5      $  44.6      $   0.9

OPERATIONAL DATA
Proved oil and gas reserves (end of year) (4)    2,628      2,133       2,917        3,739        7,884
Oil and gas production (4)                         816        914       1,841        2,842        2,158
Average rig utilization (5)                         90%        87%         78%          86%          90%
Fleet average dayrate (6)                      $25,300    $25,400     $27,600      $29,300      $24,900
Total rigs in drilling fleet (end of year)          28         25          25           27           27
Turnkey wells completed                             52         18          10           16           14
Number of employees (end of year)                1,700      1,500       1,500        1,900        1,700

(1) Excludes profit earned on turnkey wells drilled on oil and gas properties in which the Company has working interests.
(2) Contract drilling operating income for 1992 includes a net gain of $10.9 million relating to the sale of two offshore drilling rigs.
(3) The indenture governing the Senior Secured Notes contains certain restrictions with respect to the payment of dividends on the Common
      Stock (other than stock dividends).  See Note 7 of Notes to
      Consolidated Financial Statements.
(4) Barrels of oil equivalent, in thousands, applying a BTU conversion factor of six MCF of gas per barrel of oil.
(5) The average utilization rate for a period is equal to the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.
(6) Contract drilling revenues less non-rig related revenues divided by the aggregate number of days rigs were under contract.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

SUMMARY

     The Company reported operating income of $26.1 million for 1994 compared to $3.2 million for 1993. The improvement in operating results is due to (i) higher revenues and lower operating expenses attributable to operating five additional rigs in the lower-cost Gulf of Mexico market during 1994 compared to 1993, when they were operating for a portion of the year in weaker, higher-cost foreign markets, (ii) the full-year effect of three rigs acquired from Transocean Drilling AS in September 1993, (iii) lower mobilization expense attributable to moving fewer rigs during 1994, (iv) increased contract drilling dayrates in the U.S. Gulf of Mexico for 1994 compared to 1993, and (v) an increase in the number of turnkey drilling contracts completed. These improvements were partially offset by lower turnkey profit margins, normal declines in oil and gas production and lower oil and gas sales prices.

     For 1993, the Company reported operating income of $3.2 million, compared to operating income of $15.7 million for 1992. Results for 1992 include an $11.0 million gain on the sale of one of the Company's offshore drilling rigs, the Glomar High Island VI. Aside from the sale of the High Island VI, the decline in operating results was attributable to lower contract drilling dayrates and utilization in the North Sea and higher expense associated with rig relocations, partially offset by higher contract drilling dayrates and utilization in the Gulf of Mexico, and by improvements in turnkey drilling and oil and gas operating income. Drilling management operating income increased to $9.8 million for 1993 from $0.2 million in 1992, primarily due to completing 18 turnkey wells in 1993 compared to 10 turnkey wells in 1992. The 1993 turnkey wells also had, on average, higher gross margins. Oil and gas operating income increased from $3.2 million in 1992 to $5.3 million in 1993, despite lower revenues, primarily due to lower depletion expense.

     Data relating to the Company's operations by business segment follows:

                                  Increase/               Increase/
                        1994     (Decrease)   1993   (Decrease)     1992
                                        (Dollars in millions)
Revenues:
 Contract drilling     $215.4        6%      $203.1        (6%)      $216.5
 Drilling management    142.8      138%        59.9       115%         27.9
 Oil and gas              9.8      (16%)       11.6       (40%)        19.3
 Elimination             (9.0)                 (5.6)                  (3.4)
   Total               $359.0       33%      $269.0         3%       $260.3

Operating income:
 Contract drilling     $ 25.6      469%      $  4.5       (84%)      $ 28.2
 Drilling management     16.5       68%         9.8        N/M(2)       0.2
 Oil and gas              3.7      (30%)        5.3        66%          3.2
 Corporate expenses     (14.0)      (1%)      (14.2)        5%        (13.5)
 Elimination (1)         (5.7)                 (2.2)                   (2.4)
   Total               $ 26.1      716%      $  3.2       (80%)      $ 15.7

 (1) Deferral of profit earned on turnkey wells drilled on oil and gas properties in which the Company has working interests.
 (2) The percentage change results in a figure which, because of its magnitude, is not meaningful.

     In the U.K. sector of the North Sea, oil and gas operators' increasing optimism, among other factors, has resulted in higher dayrates and utilization since October of 1994. Offshore West Africa, dayrates and utilization appear to have stabilized despite political unrest and volatile oil prices. Demand in the U.S. Gulf of Mexico offshore drilling market began weakening in late December 1994 due to low natural gas prices.

     The offshore drilling industry overall has been characterized by an oversupply of rigs, resulting in low dayrates and operating margins. Nevertheless, the Company reported net income of $1.3 million for 1994 as compared with a net loss of $26.5 million for 1993 and a net loss of $37.1 million for 1992, excluding nonrecurring gains and income.

CONTRACT DRILLING OPERATIONS

     Data with respect to the Company's contract drilling operations follows:

                                                          Increase/                Increase/
                                               1994       (Decrease)     1993     (Decrease)      1992
                                               (Dollars in millions, except for fleet average dayrate)

Contract drilling revenues by area (1):
   Gulf of Mexico                             $ 113.7         49%      $  76.4       390%        $  15.6
   North Sea                                     29.1        (49%)        57.2       (43%)         100.3
   West Africa                                   31.8          1%         31.6       (37%)          50.5
   Other                                         40.8          8%         37.9       (24%)          50.1
      Total                                   $ 215.4          6%      $ 203.1        (6%)       $ 216.5

Average rig utilization                            90%                      87%                       78%
Fleet average dayrate                         $25,300                  $25,400                   $27,600

(1)  Includes revenues earned from affiliates.

     Contract drilling revenues in 1994 increased by $12.3 million over 1993 due to higher rig utilization. Revenues from the Gulf of Mexico increased by $37.3 million due to (i) the 1993 mobilization to the Gulf of two rigs from West Africa and three rigs from the North Sea, (ii) the full-year effect of two of three rigs acquired from Transocean Drilling AS and (iii) higher dayrates for the Company's other rigs in the Gulf of Mexico. Revenues from the North Sea decreased by $28.1 million due to (i) the mobilization of the three rigs from the North Sea to the Gulf of Mexico in 1993,
(ii) the sale of the offshore drilling rig, Glomar Moray Firth, to Transocean Drilling AS in September 1993 and the termination of a management contract with respect to that rig in December 1993, and
(iii) lower North Sea dayrates and utilization. The increase in revenues in the "Other" category for 1994 compared to 1993 was due to higher dayrates and utilization on one rig in the Far East, the 1993 mobilization of one rig to Trinidad from the Gulf of Mexico, and the full-year effect of one of the three rigs acquired from Transocean Drilling AS in September 1993, partially offset by the mobilization of one rig from Alaska to West Africa in the fourth quarter of 1994 and the termination of a management contract in Alaska during 1993.

     Revenues from the Gulf of Mexico increased to $76.4 million in 1993 from $15.6 million in 1992, as indicated in the table above. The increase resulted from the mobilization to the Gulf of (i) one rig from the Mediterranean in November 1992, (ii) two rigs from West Africa in April 1993, (iii) three rigs from the North Sea, one in April 1993, one in June 1993 and another in November 1993, and (iv) two rigs acquired in September 1993 from Transocean Drilling AS, as well as from higher dayrates and higher rig utilization in the Gulf of Mexico. The decrease in revenues attributable to the North Sea was due to the decline in North Sea dayrates, the mobilization of the three rigs from the North Sea to the Gulf of Mexico, and the termination of a management contract with respect to another company's rig. The decrease in revenues attributable to offshore West Africa was primarily the result of the sale of the Glomar Biscay II in the first quarter of 1993 and the mobilization of the two rigs from offshore West Africa to the Gulf of Mexico in April 1993. The decline in revenues in the "Other" category for 1993 compared to 1992 was due to the sale of the Glomar Biscay I and the Glomar Atlantic in the fourth quarter of 1992 and the first quarter of 1993, respectively.

     Depreciation expense for contract drilling operations totaled $34.9 million for 1994, $32.0 million for 1993, and $36.7 million for 1992. The number of rigs in the active fleet and subject to depreciation expense averaged 25 rigs in 1994, 24 rigs in 1993, and 26 rigs in 1992.

     Effective January 1, 1995, the Company increased to 25 years the estimated useful lives of its jackups and increased to 20 years the estimated useful lives of its semisubmersibles and drillship. In addition, salvage values were reduced to $500,000 per rig for jackups and $1,000,000 per rig for both semisubmersibles and the drillship. The effect of the change in estimated service lives and salvage values will be to decrease 1995 depreciation expense by approximately $12.5 million.

     The Company's operating profit margin for contract drilling operations for 1994 increased to 12 percent from 2 percent in 1993 and 8 percent in 1992. The percentage for 1993 was relatively low primarily as a result of the cost of mobilizing a number of rigs from the North Sea and West Africa to the Gulf of Mexico in 1993. Furthermore, operating profit margins are affected by the level of the Company's rig utilization. When rig utilization is low, operating profit margins are negatively affected due to the fact that a significant portion of operating costs, such as depreciation expense, is fixed. The Company's rig utilization rate for 1994, 1993 and 1992 were 90 percent, 87 percent, and 78 percent, respectively.

     As of December 31, 1994, the worldwide industry utilization rate for competitive offshore rigs was 78 percent, with 124 of the 560 worldwide rigs unemployed. The offshore drilling markets in which the Company participates continue to be characterized by contracts that are, generally, of a short-term or well-to-well nature, as they have been for the past several years. The Company anticipates that contracts on 15 of the Company's 24 rigs under contract as of February 28, 1995, will expire at varying times on or prior to May 31, 1995. No assurance can be made that the Company will obtain drilling contracts for the rig that is currently available, or for its two rigs currently undergoing refurbishment that are not committed to drilling contracts, or for its other rigs upon the completion of current contracts. Short-term contracts have been typical in the industry for the past decade. The Company considers its upcoming contract expirations typical of prevailing market conditions and in the normal course of business.

     For the offshore drilling industry as a whole, the number of rigs under contract in the Gulf of Mexico increased throughout 1993 due to stronger domestic natural gas prices and a growing number of drilling prospects developed from enhanced seismic technology. As demand in the Gulf increased, drilling contractors during 1993 and 1994 relocated a significant number of offshore rigs from weak overseas markets to the Gulf, resulting in downward pressure on Gulf dayrates. In recent months, natural gas prices have fallen from a high of $2.84 per thousand cubic feet in February 1994 to a low of $1.27 in January 1995. In response to lower gas prices, demand for offshore drilling rigs in the U.S. Gulf of Mexico began weakening in late December 1994, as the number of rigs under contract decreased from approximately 142 rigs at the end of October 1994 to 131 rigs under contract at the end of December. As of February 28, 1995, the price of natural gas was $1.39 per thousand cubic feet, and there were 113 Gulf rigs under contract (63 percent utilization). Unless gas prices strengthen from current levels, drilling demand will remain depressed and may fall further. For the full year, average demand in the Gulf increased to 131 rigs under contract (75 percent utilization) for 1994 from 118 rigs (78 percent utilization) for 1993. As of February 28, 1995, all twelve of the Company's rigs in the Gulf of Mexico were under contract. The Company's average utilization rate for its rigs in the Gulf of Mexico was 99 percent for 1994.

     In the U.K. sector of the North Sea (i) increasing optimism with respect to the outlook for stable oil prices, (ii) promising oil discoveries west of the Shetland Islands, (iii) operators' increased drilling to fulfill commitments to drill previously awarded blocks, (iv) fewer available North Sea rigs as a result of mobilizations to other areas and (v) increased levels of operators' cash flow, among other factors, have recently resulted in higher North Sea dayrates as operators began contracting available rigs to carry out 1995 drilling programs. As a result, dayrates and utilization in the U.K. sector of the North Sea have risen significantly, particularly for semisubmersible rigs. For the fourth quarter of 1994, average demand in the North Sea increased to 63 rigs under contract (77 percent utilization) from 62 rigs (75 percent utilization) for the third quarter of 1994. For the full year, average demand in the North Sea decreased to 64 rigs under contract (76 percent utilization) for 1994 from 81 rigs (79 percent utilization) for 1993. As of February 28, 1995, there were 63 North Sea rigs under contract (82 percent utilization), and all three of the Company's rigs in service in the North Sea were under contract. The Company's average utilization rate for its rigs in the North Sea was 68 percent for 1994.

     During 1993, the civil war in Angola, the reduction of the Nigerian national oil company's participation in ongoing projects and volatile oil prices caused a reduction in the demand for drilling rigs offshore West Africa and, accordingly, a reduction in dayrates. During 1994, however, supply and demand appear to have stabilized. As a result, the Company mobilized two offshore drilling rigs, the Glomar High Island IX and the Glomar Adriatic VIII, from weakening markets to West Africa during 1994. Both rigs are currently under contract. For the fourth quarter of 1994, average drilling industry demand offshore West Africa increased to 27 rigs under contract (81 percent utilization) from 24 rigs (75 percent utilization) for the third quarter of 1994. For the full year, average demand offshore West Africa decreased to 24 rigs under contract (75 percent utilization) for 1994 from 26 rigs (70 percent utilization) for 1993. All five of the Company's rigs located offshore West Africa were employed as of February 28, 1995. The Company's average utilization rate for its rigs located offshore West Africa was 98 percent for 1994.

DRILLING MANAGEMENT SERVICES

     Drilling management operations reported an $82.9 million increase in revenues, from $59.9 million in 1993 to $142.8 million in 1994, and a $6.7 million increase in operating income, from $9.8 million in 1993 to $16.5 million in 1994. The improvement resulted from the completion of 52 wells in 1994 as compared to 18 wells in 1993, partially offset by lower average gross profit margins on the 1994 wells. The increase in the number of turnkey wells drilled in 1994 was attributable in part to U.S. Gulf of Mexico oil and gas operators' increased acceptance of turnkey drilling as an alternative to dayrate contract drilling and to more aggressive
pricing in the Company's turnkey bids.   Seven of the 1994 wells
incurred losses aggregating $5.4 million.

     Drilling management operations reported a $32.0 million increase in revenues, from $27.9 million in 1992 to $59.9 million in 1993, and a $9.6 million increase in operating income, from $0.2 million in 1992 to $9.8 million in 1993. The improvement resulted from the completion of 18 wells in 1993 compared to 10 in 1992 and higher average gross margins on the 1993 wells. One of the 1992 wells incurred a loss of $1.8 million due to mechanical problems.

     As a result of corporate consolidation adjustments, drilling management operating income was reduced to $10.8 million for 1994, $7.6 million for 1993 and a loss of $2.2 million for 1992. This compares with operating income on a before-adjustment basis of $16.5 million, $9.8 million and $0.2 million for 1994, 1993, and 1992, respectively. The adjustments were required to reduce earnings by an amount up to 100 percent of the profit earned on turnkey drilling contracts for wells drilled on oil and gas properties in which the Company had working interests. The amount of profit which must be eliminated is that amount which equals the Company's share of exploration and development costs required under applicable working interest agreements.

OIL AND GAS OPERATIONS

     Data related to the Company's oil and gas production follows:

                                               Increase/            Increase/
                                         1994  (Decrease)   1993    (Decrease)   1992
Gas:
 Production (in millions
   of cubic feet)                        4,009    (12%)     4,557      (55%)    10,055
 Average sale price (per
   thousand cubic feet)                  $1.86     (6%)     $1.98       24%      $1.60

Oil:
 Production (in barrels)               147,715     (4%)   154,436       (6%)   164,560
 Average sale price (per barrel)        $15.79     (7%)    $16.89      (13%)    $19.43

     Oil and gas revenues for 1994 were lower than for 1993 due to lower volumes of oil and gas produced and lower oil and gas prices. Oil and gas production decreased as a result of normal declines, the 1993 sale of an oil producing property, and the temporary suspension of production in order to repair an oil and gas well in 1994, partially offset by production from two new properties. Operating income for 1994 was lower than for 1993 due to the lower revenues discussed above and higher costs associated with the development of new prospects, offset in part by a lower depletion rate. Depletion expense decreased to $1.9 million for 1994 from $3.3 million for 1993. The lower depletion rate resulted in part from the property sale in 1993, and from the deferral of profit earned on certain turnkey drilling contracts, which reduced the depletable base.

     Revenues from gas production decreased significantly in 1993 as compared with 1992 despite higher gas prices, primarily due to overproduction in 1992 from one of the Company's primary offshore gas producing properties, Matagorda Island Block 668, in order to make up a prior gas production imbalance between the Company and its working interest partner. Revenues from oil production in 1993 also decreased as compared with 1992 due to lower oil prices, the 1993 sale of an oil producing property, and normal production declines. Despite the decrease in revenues, operating income increased in 1993 as compared with 1992 due to lower depletion expense, lower overhead expenses and lower lease operating expenses resulting from property sales. Depletion expense decreased to $3.3 million for 1993 from $10.0 million for 1992. The lower depletion expense resulted from a lower depletion rate due to property sales which reduced the depletable base and from lower production in 1993 compared to 1992.

OTHER INCOME AND EXPENSE

     Interest expense declined by $1.9 million to $30.2 million in 1994 from $32.1 million in 1993 due to the reduction in long-term debt resulting from the retirement of the rig mortgage note for the Glomar Baltic I in August 1993. Interest expense declined by $11.5 million to $32.1 million in 1993 from $43.6 million in 1992 due to the reduction in long-term debt resulting from the Company's recapitalization in December 1992 and the retirement of the rig mortgage note for the Glomar Baltic I in August 1993.

     In 1994, the Company capitalized $3.7 million of interest attributable to the acquisition and refurbishment of two offshore drilling rigs, the Glomar Adriatic IX and Glomar Adriatic X, which were acquired in February 1994. The Glomar Adriatic IX and Glomar Adriatic X are expected to become available for operation in April and July 1995, respectively.

     Interest income increased to $3.8 million for 1994 from $2.7 million for 1993, primarily due to the recognition of $0.8 million in connection with the favorable 1994 settlement of the Company's demobilization obligations with respect to a third-party owned rig aboard the Glomar Beaufort Sea I. Interest income for 1993 was essentially unchanged from 1992.

     During 1992, the Company settled its take-or-pay litigation with Transcontinental Gas Pipe Line Corporation, resulting in a gain of $55.0 million.

     Other income for 1994 consisted of $1.4 million in dividend income and a $0.6 million gain on the sale of common stock of Transco Energy Company (see Liquidity and Capital Resources).

     Income tax expense of $0.6 million for 1994, $0.3 million for 1993, and $3.1 million for 1992, consists primarily of foreign taxes. Despite reporting pretax income for 1994 and 1992, the Company reported no current provision for U.S. federal income taxes due to deductions for tax purposes not currently recognized for financial reporting purposes.

     During 1992, the Company recognized an extraordinary gain of $28.3 million on the early retirement of debt in connection with the Recapitalization (see Liquidity and Capital Resources).

     During 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative impact of this change was to decrease 1994 net income by $3.5 million. During 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." The effect of SFAS No. 106 was to decrease 1992 net income by $1.9 million, and the effect of SFAS No. 109 was to increase 1992 net income by $3.3 million, each representing the cumulative effect of the change as of January 1, 1992.

     The Company's net income for 1994 was $1.3 million compared to a net loss of $26.5 million for 1993 and net income of $57.2 million for 1992. The Company would have reported a net loss of $37.1 million for 1992 absent the settlement of the take-or-pay litigation with Transcontinental Gas Pipe Line Corporation, the extraordinary gain on extinguishment of debt and the gain on the sale of one of the Company's High Island class jackup rigs.

LIQUIDITY AND CAPITAL RESOURCES

     In December 1992, the Company completed a recapitalization (the "Recapitalization") in order to reduce the amount and extend the maturity of its outstanding debt and to reduce its debt service requirements. The Recapitalization was comprised of (i) the offering and sale of 26,000,000 shares of common stock and a concurrent offering and sale of 12-3/4% Senior Secured Notes due 1999 (the "Senior Secured Notes") in an aggregate principal amount of $225.0 million and (ii) the application of the aggregate net proceeds from the offerings, plus a portion of the Company's available funds, to retire long-term debt in the amount of $342.7 million, including interest, at a total reacquisition cost of $314.4 million. In January 1993, the Company sold an additional 3,900,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option and received cash in the amount of $7.8 million, net of expenses.

     In August 1993, the Company completed the sale of 17,250,000 shares of common stock in a public offering and received cash proceeds of $66.4 million, net of expenses. The Company used $26.0 million of the proceeds to retire the rig mortgage note for the Glomar Baltic I in August 1993 and $17.0 million to complete the purchase of three offshore drilling rigs from Transocean Drilling AS in September 1993.

     In May 1992, the Company settled its take-or-pay litigation (the "Transco Litigation") with Transcontinental Gas Pipe Line Corporation ("TGPL"), a subsidiary of Transco Energy Company ("Transco"), which had been filed in the United States District Court for the Southern District of Texas, Houston Division. In 1992, the Company received under the settlement $20.0 million in cash, TGPL's promissory note in the principal amount of $20.0 million (the "Transco Note"), and the right to receive a number of shares of Transco common stock, $0.50 par value per share, with a value of approximately $15.0 million. Such shares were placed in escrow for delivery in February 1994. In late 1992 Transco deposited U.S. government securities into a trust account in an amount sufficient to satisfy the required principal and interest payments due the Company under the Transco Note.

     In 1994, Transco released to the Company the U.S. government securities held in the trust established to satisfy the Transco Note. The Company sold the securities and received sales proceeds totaling $15.2 million in full payment of the remaining balance due under the note, including interest. In addition, the Company received under the settlement 1,017,771 of the previously escrowed shares of Transco common stock, plus $1.1 million in previously escrowed dividends which were declared and paid on the escrowed shares during the period from June 1992 through February 1994, plus interest. During 1994, the Company sold all 1,017,771 shares of Transco common stock for $15.6 million, realizing a gain of $0.6 million.

     In February 1994, the Company purchased two jackup drilling rigs, the Glomar Adriatic IX and Glomar Adriatic X. The Company paid $26.0 million in cash and issued to the seller's nominee 750,000 shares of Global Marine Inc. common stock to complete the purchase. In addition, the Company spent approximately $11 million to refurbish and upgrade the rigs in 1994 and anticipates spending an additional $13 million in 1995 to complete the refurbishment of the two rigs. The Glomar Adriatic IX and Glomar Adriatic X are expected to become available for operation in April and July 1995, respectively.

     In May 1994, the Company purchased another offshore drilling unit, a 1983 Marathon LeTourneau 116-C jackup known as the "Bay Driller," for $13.8 million in cash. The rig was delivered to the Company in November 1994, at which time it was renamed the Glomar Adriatic XI. The rig is currently outfitted for use as an accommodation unit. The rig is committed to a drilling contract which is expected to commence in August 1995, prior to which the Company will reconfigure the rig at a cost of approximately $15 million, primarily to replace the rig's existing special-purpose drilling equipment with an enhanced drilling package.

     As of December 31, 1994, the Company's long-term debt totaled $225.0 million, consisting of the Company's 12-3/4% Senior Secured Notes due 1999. As of December 31, 1994, total shareholders' equity amounted to $212.3 million.

    The indenture under which the Senior Secured Notes are issued imposes significant operating and financial restrictions on the Company and requires that a first lien in favor of the trustee be maintained, for the benefit of the holders of Senior Secured Notes, on a significant portion of the Company's material assets. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make certain investments, create liens, sell assets, engage in mergers or acquisitions and make dividends or other payments. The highly leveraged position of the Company and the restrictive covenants contained in and liens provided for under the indenture could significantly limit the ability of the Company to respond to changing business or economic conditions or to respond to substantial declines in operating results.

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

     Capital expenditures for the Company's drilling fleet for 1995, other than for the refurbishment of the Glomar Adriatic IX and Glomar Adriatic X and for the reconfiguration of the Glomar
Adriatic XI, are estimated to be $14 million. Capital expenditures for the Company's oil and gas operations are estimated to be $7 million for 1995, principally for exploratory drilling, development drilling of producing properties, the purchase of equipment used in connection with the producing properties, and workovers and recompletions.

     As of December 31, 1994, the Company had $57.9 million in cash, cash equivalents and marketable securities, including $19.3 million which was restricted from use for general corporate purposes. The restricted amount includes $14.6 million in proceeds from asset sales and $4.7 million collateralizing outstanding operating letters of credit. The use of the proceeds from sales of assets is limited under the terms of the indenture governing the Senior
Secured Notes.   Approximately $9.6 million of asset sales proceeds
will become available to the Company for general corporate purposes by April 1995. As of December 31, 1993, the Company had $44.6 million in cash and marketable securities, net of restricted amounts of $6.8 million.

     An additional source of liquidity is the cash flow from the Company's oil and gas properties and drilling management service operations, both of which are available to service the Company's debt and to fund its working capital requirements and capital expenditures. Cash flow from the Company's oil and gas operations and drilling management services may be limited by certain factors. In particular, the anticipated capital expenditures during 1995 for oil and gas activities are expected to equal approximately four-fifths of the net cash flow from the Company's oil and gas properties. Cash flow from drilling management service operations is dependent primarily on the ability of the Company to obtain and perform successfully turnkey drilling contracts based on competitive bids and on the number of such contracts available for bid. Accordingly, results of the Company's drilling management service operations may vary widely from year to year.

     The Company also has available to it a revolving credit and letter of credit facility expiring June 1996 for up to $25 million to be collateralized by accounts receivable due under drilling contracts. The amount the Company is able to borrow under the facility is subject to a borrowing base consisting of 80 percent of eligible accounts receivable. There were no amounts outstanding under this credit line as of December 31, 1994. The Company estimates that, as of December 31, 1994, it would have been able to borrow the full $25 million under the revolving credit agreement.

     The Company believes that it will be able to meet all of its current obligations, including capital expenditures and debt service, from its cash flow from operations and its cash, cash equivalents and marketable securities. The Company's ability, however, to pay the principal amount of the Senior Secured Notes upon maturity in December 1999 from its cash flow from operations would require a substantial improvement in current industry conditions, including an increase in the average dayrate earned by the Company's contract drilling fleet. The Company may have available to it sources of liquidity other than cash flow from the Company's contract drilling fleet, including asset sales and equity or debt financings, to retire or otherwise refinance the principal amount of the Senior Secured Notes on or prior to maturity.

     As part of upgrading and expanding its rig fleet and other assets, the Company considers and pursues the acquisition of suitable additional rigs and other assets on an ongoing basis. If the Company decides to undertake an acquisition, the issuance of additional shares of stock or, in certain instances, additional
debt could be required.   The Company may also consider the
disposition of rigs and other assets if and when a disposition can be effected on favorable terms. Disposition proceeds, to the extent available, could also be used as a source of acquisition financing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

     We have audited the consolidated balance sheet of Global Marine Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Marine Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes 1, 9, and 11 to the consolidated financial statements, in 1992 the Company adopted the new methods of accounting for income taxes and for postretirement benefits other than pensions, and in 1994 the Company adopted the new method of accounting for postemployment benefits, as prescribed by applicable statements of the Financial Accounting Standards Board.


/s/ Coopers & Lybrand L.L.P.


Houston, Texas
February 10, 1995

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                   (In millions, except per share data)
                                                                Year Ended December 31,
                                                               1994      1993      1992
REVENUES
  Contract drilling                                           $211.4    $200.3    $214.1
  Drilling management                                          137.8      57.1      26.9
  Oil and gas                                                    9.8      11.6      19.3
     Total revenues                                            359.0     269.0     260.3

EXPENSES
  Contract drilling                                            150.9     163.8     160.1
  Drilling management                                          127.0      49.5      29.1
  Oil and gas                                                    4.2       3.0       6.1
  Depreciation, depletion and amortization                      37.4      35.9      47.1
  Gain on sale of offshore drilling rigs, net                      -         -     (10.9)
  General and administrative                                    13.4      13.6      13.1
     Total Expenses                                            332.9     265.8     244.6
     Operating income                                           26.1       3.2      15.7

OTHER INCOME (EXPENSE)
  Interest expense                                             (30.2)    (32.1)    (43.6)
  Interest capitalized                                           3.7         -         -
  Interest income                                                3.8       2.7       2.8
  Litigation settlement (Note 13)                                  -         -      55.0
  Other (Note 13)                                                2.0         -        .7
     Total other income (expense)                              (20.7)    (29.4)     14.9
     Income (loss) before income taxes                           5.4     (26.2)     30.6

  Income tax expense (Note 9)                                     .6        .3       3.1

  Income (loss) before extraordinary item and cumulative
     effect of changes in accounting principles                  4.8     (26.5)     27.5
        Extraordinary gain on extinguishment of debt (Note 3)      -         -      28.3
        Cumulative effect of changes in accounting
          principles (Notes 1,  9 and 11)                       (3.5)        -       1.4
     NET INCOME (LOSS)                                        $  1.3    $(26.5)  $  57.2

NET INCOME (LOSS) PER COMMON SHARE (NOTE 8)
  Before extraordinary item and cumulative effect
     of changes in accounting principles                      $ 0.03    $(0.17)  $  0.24
  Extraordinary gain on extinguishment of debt (Note 3)            -         -      0.24
  Cumulative effect of changes in accounting
     principles (Notes 1, 9 and 11)                            (0.02)        -      0.01
     NET INCOME (LOSS) PER COMMON SHARE                       $ 0.01    $(0.17)  $  0.49



              See notes to consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                           (Dollars in millions)

                                  ASSETS

                                                                       December 31,
                                                                  1994              1993
CURRENT ASSETS
  Cash and cash equivalents (Note 2)                            $ 33.3             $ 31.2
  Marketable securities (Note 2)                                  24.6               20.2
  Accounts receivable, less allowance for
     doubtful accounts of $1.2 in 1994 and 1993                   63.1               57.9
  Costs incurred on turnkey drilling contracts in progress        18.5                1.5
  Prepaid expenses                                                10.0                6.5
  Investment, at cost (Note 13)                                      -               15.0
  Note receivable (Note 13)                                          -               10.2
  Other current assets                                              .3                1.9

       Total current assets                                      149.8              144.4

PROPERTIES (NOTE 3)
   Rigs and drilling equipment, less accumulated
     depreciation of $168.4 in 1994 and $134.0 in 1993           346.9              311.2
   Oil and gas properties, full cost method, less accumulated depreciation, depletion and amortization of $26.9 in
     1994 and $29.5 in 1993                                        6.5                3.4

       Net properties                                            353.4              314.6

Funds in escrow for operating lease                                  -                8.5
Note receivable (Note 13)                                            -                7.5
Other assets                                                       9.2               17.9

       TOTAL ASSETS                                             $512.4             $492.9













              See notes to consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                           (Dollars in millions)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      December 31,
                                                               1994                 1993

CURRENT LIABILITIES
  Accounts payable                                            $ 39.5              $ 19.9
  Accrued liabilities (Note 4)                                  16.9                17.3

       Total current liabilities                                56.4                37.2

Long-term debt (Note 3)                                        225.0               225.0
Reserve for loss on operating lease                                -                 8.4
Other long-term liabilities                                     18.7                16.9
Commitments and contingencies (Note 5)                             -                   -

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 10 million shares
     authorized, no shares issued or outstanding                   -                   -
  Common stock, $0.10 par value, 300 million shares
     authorized, 164,408,185 shares and 162,832,799
     shares issued and outstanding at December 31, 1994
     and 1993, respectively (Note 7)                            16.4                16.3
  Additional paid-in capital                                   260.2               254.7
  Accumulated deficit                                          (64.3)              (65.6)

       Total shareholders' equity                              212.3               205.4

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $512.4              $492.9

















              See notes to consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions)
                                                                       Year Ended December 31,
                                                                  1994          1993          1992
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $  1.3        $(26.5)      $  57.2
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation, depletion and amortization                      37.4          35.9          47.1
     Deferred interest                                                -             -          18.3
     Proceeds from settlement of litigation                           -             -         (35.0)
     Gain on extinguishment of debt                                   -             -         (28.3)
     Gain on sale of offshore drilling rigs, net                      -             -         (10.9)
     Cumulative effect of changes in accounting
        principles, net                                             3.5             -          (1.4)
     (Increase) decrease in accounts receivable                    (5.2)        (11.5)         11.9
     Decrease in note receivable                                   17.9             -             -
     (Increase) decrease in costs incurred on turnkey
        drilling contracts in progress                            (17.0)         (1.5)          4.0
     Increase in other current assets                              (1.9)          (.7)         (2.3)
     Increase in accounts payable                                  19.6           4.7            .8
     Increase (decrease) in accrued liabilities                     1.2          (2.5)          3.1
     Other, net                                                     4.5           1.4           1.5

   Net cash flow provided by (used in) operating activities        61.3           (.7)         66.0

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (75.9)        (40.6)        (20.9)
  Purchases of held-to-maturity securities                        (64.7)        (26.7)        (48.8)
  Proceeds from maturities of held-to-maturity securities          60.2          16.8          70.2
  Proceeds from sales of available-for-sale securities             15.6             -             -
  Disposals of properties                                           2.6          10.3          21.8
  Other                                                             2.1          (1.9)          (.3)
     Net cash flow provided by (used in) investing activities     (60.1)        (42.1)         22.0

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock offerings, net of expenses                             -          74.2          51.3
  Payments on long-term debt                                          -         (25.4)       (359.1)
  Issuance of long-term debt                                          -             -         225.0
  Debt issue costs                                                    -             -          (8.2)
  Other                                                              .9           1.9            .8

   Net cash flow provided by (used in) financing activities          .9          50.7         (90.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    2.1           7.9          (2.2)

Cash and cash equivalents at beginning of year                     31.2          23.3          25.5

Cash and cash equivalents at end of year                         $ 33.3        $ 31.2       $  23.3

              See notes to consolidated financial statements.

                     GLOBAL MARINE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Dollars in millions)
                                                                         Additional
                                                  Common Stock             Paid-in      Accumulated
                                              Shares       Par Value       Capital        Deficit         Total

Balance, December 31, 1991                  113,275,548      $11.3         $129.6         $(96.3)        $ 44.6
       Net income                                     -          -              -           57.2           57.2
       Common stock offering                 26,000,000        2.6           48.7              -           51.3
       Exercise of stock options                319,750          -             .2              -             .2
       Common stock issued under other
          employee benefit plans                633,434         .1            1.1              -            1.2

Balance, December 31, 1992                  140,228,732       14.0          179.6          (39.1)         154.5
       Net loss                                       -          -              -          (26.5)         (26.5)
       Common stock offerings                21,150,000        2.1           72.1              -           74.2
       Exercise of stock options                779,500         .1            1.0              -            1.1
       Common stock issued under
          other employee benefit plans          674,567         .1            2.0              -            2.1

Balance, December 31, 1993                  162,832,799       16.3          254.7          (65.6)         205.4
       Net income                                     -          -              -            1.3            1.3
       Common stock issued in
          connection with the acquisition
          of two offshore drilling rigs         750,000         .1            2.9              -            3.0
       Exercise of stock options                484,500          -             .9              -             .9
       Common stock issued under
          other employee benefit plans          340,886          -            1.7              -            1.7

Balance, December 31, 1994                  164,408,185      $16.4         $260.2         $(64.3)        $212.3

















               See notes to consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Global Marine Inc. and its majority-owned subsidiaries. Unless the context otherwise requires, the term "Company" refers to Global
Marine Inc. and its consolidated subsidiaries. Intercompany accounts and transactions are eliminated.

     RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform to the 1994 presentation.

     CASH EQUIVALENTS

     Cash equivalents consist of all highly liquid debt instruments with remaining maturities of three months or less at the time of purchase.

     INVESTMENTS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that equity securities that have readily determinable fair values and all investments in debt securities be designated as trading, available-for-sale, or held-to-maturity. Under the new standard, trading securities and available-for-sale securities are reported at fair value; held-to-maturity debt securities continue to be reported at amortized cost. There was no cumulative effect on prior years as a result of adopting the new standard. As of December 31, 1993, investments in cash equivalents and marketable securities consisted of short-term debt securities and were carried at amortized cost, which approximated market value.

    PROPERTIES AND DEPRECIATION

    Rigs and Drilling Equipment. Rigs and drilling equipment are carried at an amount equal to the fair market values of the rigs in the fleet as of December 31, 1988, plus the cost of rig acquisitions and other additions and improvements to the existing fleet, thereafter. Included in the cost of rigs and drilling equipment is an allocation of the interest cost incurred during the period required to construct or refurbish a rig. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of property sold or retired and the related accumulated depreciation are removed from the accounts; resulting gains or losses are included in income.

     Depreciation of rigs and drilling equipment is computed using the straight-line method, assuming a salvage value of ten percent, over their estimated service lives, as follows:

                                                      Years
   Jackups                                            18-22
   Semisubmersibles and drillship                     18-19
   Drill pipe                                           4

     Estimated service lives represent the number of years from the date the asset was initially placed in service by the Company (if purchased new) or by the original owner.

     Effective January 1, 1995, the Company increased to 25 years the estimated useful lives of its jackups and increased to 20 years the estimated useful lives of its semisubmersibles and drillship. In addition, salvage values were reduced to $500,000 per rig for jackups and $1,000,000 per rig for both semisubmersibles and the drillship. The effect of the change in estimated service lives and salvage values will be to decrease 1995 depreciation expense by approximately $12.5 million.

     Oil and Gas Properties. The Company capitalizes all costs attributable to the acquisition, exploration and development of oil and gas reserves under the full cost method of accounting. The depreciation, depletion and amortization provision is computed using the units-of-production method. The depletable base consists of capitalized costs, estimated future costs to develop proved reserves and estimated future dismantlement costs, and is reduced by profit earned on the Company's turnkey drilling contracts for wells drilled on properties in which the Company has working interests. In addition, the depletable base is reduced by proceeds from sales of oil and gas properties, unless the sale involves a significant quantity of reserves in relation to total reserves, in which case a gain or loss would be recognized. The costs of unproved properties and major development projects are not subject to depreciation, depletion and amortization until they are fully evaluated. All unproved properties are reviewed at least annually to ascertain if impairment has occurred. Costs of proved oil and gas properties which exceed the present value of estimated future net revenues are charged to expense.

     REVENUE RECOGNITION

     Contract drilling services are performed generally on a daily rate basis under individual contracts for either a stated period of time or the time required to drill a well or number of wells. Revenues from contract drilling services and the related expenses are recognized on a per day basis as the work progresses. Revenues from turnkey drilling contracts, which are classified under drilling management revenues, are derived from the design and execution of a specific offshore drilling program at a fixed price to the oil and gas operator. Revenues from turnkey drilling contracts and the related expenses are recognized upon completion of the turnkey contract.

     GAS BALANCING

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

     FOREIGN CURRENCY TRANSLATION

     The U.S. dollar is the functional currency for all of the Company's operations. Foreign currency transaction gains and losses are included in income during the period in which they arise. Such amounts for 1994, 1993 and 1992 were not material.

     POSTEMPLOYMENT BENEFITS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the recognition of expense for postemployment benefits on an accrual basis, rather than the cash-basis approach used previously. Postemployment benefits include severance pay, disability-related benefits and continuation of health care costs during the period after employment but before retirement. The cumulative impact of this change as of January 1, 1994, was a charge to earnings in the amount of $3.5 million ($0.02 per share). Other than the cumulative effect, the effect of the change on earnings was not material.

NOTE 2 - INVESTMENTS

     At December 31, 1994, all of the Company's investments in cash equivalents and marketable securities consisted of debt securities which were classified as held-to-maturity and were carried at amortized cost. A summary of the estimated fair values of investments, as of December 31, 1994 follows:

                                                   (In millions)
  Cash Equivalents:
     Commercial paper                                 $ 26.1
     Eurodollar time deposits                            5.1
     Certificates of deposit                              .2
        Total Cash Equivalents                        $ 31.4

  Marketable Securities:
     Commercial paper                                 $ 13.7
     Eurodollar time deposits                            7.3
     Certificates of deposit                             3.3
     U.S. Treasury obligations                            .3
        Total Marketable Securities                   $ 24.6

     The estimated fair values of investments approximated their amortized cost; therefore, there were no unrealized gains or losses as of December 31, 1994.

     The estimated fair values of investments as of December 31, 1994 grouped by contractual maturities follows:

                                                   (In millions)
  Within three months or less                         $ 31.4
  After three months through one year                   24.5
  After one year                                          .1
     Total Investments                                $ 56.0

     As of December 31, 1994, $19.3 million of the Company's marketable securities was restricted from general use, including $14.6 million in proceeds from asset sales and $4.7 million collateralizing outstanding operating letters of credit. The use of the proceeds from sales of assets is limited under the terms of the indenture governing the Senior Secured Notes. Approximately $9.6 million of asset sales proceeds will become available to the Company for general corporate purposes by April 1995.

NOTE 3 - LONG-TERM DEBT

     In December 1992, the Company completed a recapitalization, which was comprised, in part, of (i) the offering and sale of 26,000,000 shares of common stock and a concurrent offering and sale of 12-3/4% Senior Secured Notes due 1999 (the "Senior Secured Notes") in an aggregate principal amount of $225.0 million and (ii) the application of the aggregate net proceeds from the offerings, plus a portion of the Company's available funds, to retire long-term debt in the amount of $342.7 million, including interest, at a total reacquisition cost of $314.4 million. The Company recorded a $28.3 million extraordinary gain on extinguishment of debt in connection with the recapitalization.

     Long-term debt as of December 31, 1994 and 1993, consisted of the 12-3/4% Senior Secured Notes in the amount of $225.0 million, due December 15, 1999. Interest on the Senior Secured Notes is payable semi-annually each June and December. The Senior Secured Notes do not require any payments of principal prior to the stated maturity thereof on December 15, 1999, except that the Company is required to make offers to purchase Senior Secured Notes upon the occurrence of certain events, which are defined in the indenture governing the Senior Secured Notes, such as asset sales or a change of control or if the excess cash flow of the Company exceeds certain specified levels.

     The Senior Secured Notes are not redeemable at the option of the Company prior to December 15, 1997. On or after December 15, 1997, the Senior Secured Notes are redeemable at the option of the Company, in whole at any time or in part from time to time, at a price of 102 percent of principal if redeemed during the twelve months beginning December 15, 1997, or at a price of 100 percent of principal if redeemed on or after December 15, 1998, in each case together with interest accrued to the redemption date.

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

     In June 1993, the Company entered into a revolving credit agreement with a major international bank to provide a three-year revolving credit and letter of credit facility for up to $25 million to be collateralized by accounts receivable due under drilling contracts. The amount the Company is able to borrow under the facility is subject to a borrowing base consisting of 80 percent of eligible accounts receivable. Borrowings under the facility would accrue interest at the lowest of one of three market-based interest rates, one of which is the prime rate plus 1-1/2 percent. The unused portion of the line of credit is subject to an annual commitment fee of one-half of one percent. There were no amounts outstanding under this credit line as of December 31, 1994 or 1993. The Company estimates that, as of December 31, 1994, it would have been able to borrow the full $25 million under the revolving credit agreement.

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities as of December 31 consisted of the following:

                                                  1994              1993
                                                        (In millions)
     Compensation and related employee costs      $ 9.0              $  9.4
     Income taxes                                   1.9                 2.0
     Claims and allowances                          1.4                 3.0
     Other                                          4.6                 2.9
         TOTAL ACCRUED LIABILITIES                $16.9               $17.3

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company has numerous noncancelable operating leases for office facilities and equipment. The leases have remaining terms ranging up to seven years, some of which may be renewed at the Company's option. Certain leases are subject to rent revisions based on the Consumer Price Index or increases in building operating costs. Rent expense for 1994, 1993, and 1992 was $6.9 million, $6.1 million, and $6.8 million, respectively.

     Future minimum rental payments for the Company's lease obligations as of December 31, 1994, were as follows:

                                                    (In millions)
   Year ending December 31:
     1995                                               $ 2.4
     1996                                                  .8
     1997                                                  .4
     1998                                                  .4
     1999                                                  .4
     Later years                                           .7
        TOTAL FUTURE MINIMUM RENTAL PAYMENTS            $ 5.1

     On November 7, 1994, the Company entered into an agreement in principle, subject to definitive documentation, to purchase the Glomar Beaufort Sea I, which previously had been operated by the Company under a long-term lease which expired in December 1994.
The Company has agreed to pay an amount of up to $9.0 million, payable out of future cash flow or sales proceeds from the rig, if any. The full $9.0 million would be paid only if the Company's share of future cash flow or rig sales proceeds exceed $40 million. The Company would have no obligation to pay any amount if the rig fails to generate any future cash flows.

     The Company is involved in various lawsuits resulting from personal injury and, from time to time, performance of services and property damage. The Company has accrued for the anticipated cost of settlement of these claims. In the opinion of management, resolution of these matters will not have a material adverse effect on its results of operations or financial position.

NOTE 6 - FINANCIAL INSTRUMENTS

     CONCENTRATIONS OF CREDIT RISK

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

     At December 31, 1994 and 1993, the Company had cash deposits concentrated primarily in four major banks. In addition, the Company had certificates of deposits, commercial paper and Eurodollar time deposits with a variety of companies and financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

     FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's $225.0 million carrying value of long-term debt approximated $240.8 million and $249.2 million as of December 31, 1994 and 1993, respectively. The estimates of fair values were based on quoted market prices. The fair values of the Company's cash equivalents, marketable securities, trade receivables and trade payables approximated their carrying values due to the short-term maturities of these instruments (see Note 2).

NOTE 7 - CAPITAL STOCK

    The Company is authorized to issue 300,000,000 shares of common stock, $0.10 par value per share, and 10,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 1994, 135,591,815 shares of common stock were unissued, including 15,255,837 shares reserved for issuance under stock option and incentive plans. None of the preferred stock was issued or outstanding as of December 31, 1994.

     The indenture governing the Senior Secured Notes contains certain restrictions with respect to the payment of dividends on the common stock (other than stock dividends). Specifically, the indenture restricts the payment of dividends based on (i) availability of funds under a formula based on previously unapplied cumulative net income since September 30, 1992 plus certain stock sale proceeds after December 23, 1992 and (ii) satisfaction of the then applicable minimum interest coverage ratio for debt incurrence. Cumulative net income for purposes of the test excludes gains or losses on asset sales and certain other nonrecurring charges or credits specified in the indenture. Based on the above restrictions, the Company was prohibited from paying dividends on the common stock as of December 31, 1994.

    The Company has three stock option plans, the Global Marine Inc. 1989 Stock Option and Incentive Plan (the "Employee Plan"), the Global Marine Inc. 1994 Non-Employee Stock Option and Incentive Plan (the "Non-Employee Plan"), and the 1990 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Employee and Non-Employee Plans, incentive and non-qualified options to purchase shares of common stock may be granted to key employees or certain non-employees, and shares of common stock may be sold to employees or certain non-employees at prices below the market price at the time of the sale. Under the Director Plan, non-qualified options to purchase shares of common stock are automatically granted each year to outside directors of the Company. Under the plans, one-half of each option grant is exercisable beginning one year after the date of grant with the remainder exercisable after two years. Options expire ten years after the date of grant. Options become exercisable in full if more than 50 percent of the Company's outstanding common stock is acquired by a person or a single group of persons.

    The following is a summary of stock option transactions:

                                    Number         Option Price
                                   Of Shares         Per Share


Outstanding, December 31, 1991     5,792,750       $0.56 to $5.44
   Granted                         2,118,500       $1.69 to $2.56
   Exercised                        (319,750)            $0.56
   Canceled                          (91,100)      $2.00 to $5.38

Outstanding, December 31, 1992     7,500,400       $0.56 to $5.44
   Granted                         1,825,000       $3.00 to $4.63
   Exercised                        (779,500)      $0.56 to $4.81
   Canceled                         (183,200)      $1.69 to $5.44

Outstanding, December 31, 1993      8,362,700      $0.56 to $5.44
   Granted                          1,761,900      $4.13 to $4.75
   Exercised                        (484,500)      $0.56 to $3.50
   Canceled                         (414,900)      $4.44 to $5.44

Outstanding, December 31, 1994     9,225,200       $0.56 to $5.44

Exercisable, December 31,
    1994                           6,586,550
    1993                           5,596,200

     During 1994, up to 200,000 shares of common stock were offered for conditional sale under the Employee Plan to certain key employees at a price of $0.10 per share. The exact number of shares to be offered is dependent on the performance of the Company as measured against certain long-term performance goals. None, some or all of the shares will be issued no sooner than February 1997.

     Shares of common stock available for future option grants and incentive stock sales under the option plans totaled 5,830,637 and 7,041,691 at December 31, 1994 and 1993, respectively.

NOTE 8 - NET INCOME (LOSS) PER COMMON SHARE

     Net income per common share is based on the weighted average number of common shares outstanding and, for those periods in which they have a dilutive effect, shares contingently issuable due to outstanding options and incentive sales. The net loss per share is based on the weighted average number of common shares outstanding. The number of shares used were 163,828,711 for 1994, 151,984,669 for 1993, and 116,337,978 for 1992. Shares for 1992 include 1,703,048 share equivalents attributable to outstanding options. Shares for 1994 and 1993 exclude the effect of outstanding options because their effect was either immaterial or antidilutive.

NOTE 9 - INCOME TAXES

     The provision for income taxes consisted of the following:

                                    1994      1993      1992
                                            (In millions)
Current - Foreign                   $ .9      $ .8     $ 2.8
        - U.S. federal               (.3)        -        .3
        - State                        -       (.5)        -

    PROVISION FOR INCOME TAXES      $ .6      $ .3     $ 3.1

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

     A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate (35 percent for 1994 and 1993 and 34 percent for 1992) and the Company's reported provision for income taxes follows:

                                                 1994     1993      1992
                                                  (Dollars in millions)
Income tax expense (benefit) at statutory rate   $ 1.9   $(9.2)    $10.4
Income (deductions) not recognized for books      (1.9)    8.7      (9.9)
Foreign tax provision                               .9      .8       2.8
Alternative minimum tax                              -       -        .3
State tax provision                                  -     (.5)        -
Amortization of discount on note payable             -      .3       (.7)
Other, net                                         (.3)     .2        .2

   PROVISION FOR INCOME TAXES                    $  .6    $ .3     $ 3.1

   EFFECTIVE TAX RATE                             11.1%    1.1%     10.1%

     As of December 31, 1994, the Company had deferred tax assets totaling $445.7 million, deferred tax liabilities totaling $49.9 million, and a valuation allowance in the amount of $395.8 million. The valuation allowance is based on the likelihood that the net deferred tax asset in the amount of $395.8 million will not be
realized.   The net change in the valuation allowance during 1994
was an increase of $0.9 million. The components of the deferred tax amounts as of December 31 were as follows:

                                                                        Asset (Liability)
                                                                        1994          1993
                                                                           (In millions)
    Net operating and capital loss carryforwards                      $ 415.5       $ 398.2
    Investment tax credit carryforwards                                  29.0          29.8
    Reserves for operating lease, pensions and claims                     1.2           9.1
    Income recognized for tax in excess of (less than) book income       (2.7)          4.3
    Depreciation and depletion                                          (19.2)        (16.9)
    Tax benefit transfers                                               (26.6)        (29.4)
    Deferred charges                                                     (1.4)          (.2)

    Net deferred tax asset before valuation allowance                   395.8         394.9
    Valuation allowance                                                (395.8)       (394.9)

    NET DEFERRED TAX ASSET RECOGNIZED IN
        CONSOLIDATED BALANCE SHEET                                    $     -       $     -

     As of December 31, 1994, the Company had $1,170.3 million in net operating loss carryforwards ("NOLs") expiring from 1999 to 2009 and $29.0 million in investment tax credit carryforwards
("Credits") expiring from 1995 to 2000.

     The NOLs and Credits are subject to review and potential disallowance by the Internal Revenue Service ("IRS") upon audit of the federal income tax returns of the Company. Section 382 of the Internal Revenue Code of 1986, as amended, may impair the future availability of the NOLs and the Credits if there is a change in ownership of more than 50 percent of the Company's common stock, including future changes in the ownership of the common stock.
This limitation, if it applied, would limit the utilization of the NOLs and the Credits in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed monthly by the IRS and the fair market value of all the Company's stock at the time of the ownership change. The interpretation of
Section 382 is subject to numerous uncertainties. Accordingly, while the Company believes its loss carryforwards are available to it without limitation, such availability is not certain, nor is it certain that such carryforwards, if presently available without limitation, will continue to be available without limitation.

NOTE 10 - INDUSTRY SEGMENT INFORMATION

     The principal industry segments of the Company are contract drilling, drilling management services and oil and gas exploration, development and production. In the industry segment data which follows, intersegment revenues are recorded at transfer prices which approximate the prices charged to unaffiliated customers and have been eliminated from consolidated revenues. Operating income consists of revenues less the related operating costs and expenses, excluding interest and unallocated corporate expenses. Adjustments and eliminations as they relate to operating income include the reduction to drilling management operating income attributable to service contracts on oil and gas properties in which the Company has economic interests.

                                                Drilling
                                      Contract  Management                                   Adjustments
                                      Drilling   Services    Oil and Gas     Corporate      & Eliminations      Consolidated
                                                                    (In millions)
REVENUES FROM UNAFFILIATED CUSTOMERS
   1994                                $211.4     $137.8       $  9.8         $    -             $   -             $359.0
   1993                                 200.3       57.1         11.6              -                 -              269.0
   1992                                 214.1       26.9         19.3              -                 -              260.3

INTERSEGMENT REVENUES
   1994                                   4.0        5.0            -              -              (9.0)                 -
   1993                                   2.8        2.8            -              -              (5.6)                 -
   1992                                   2.4        1.0            -              -              (3.4)                 -

TOTAL REVENUES
   1994                                 215.4      142.8          9.8              -              (9.0)             359.0
   1993                                 203.1       59.9         11.6              -              (5.6)             269.0
   1992                                 216.5       27.9         19.3              -              (3.4)             260.3

OPERATING INCOME
   1994                                  25.6       16.5          3.7          (14.0)             (5.7)              26.1
   1993                                   4.5        9.8          5.3          (14.2)             (2.2)               3.2
   1992                                  28.2 (1)    0.2          3.2          (13.5)             (2.4)              15.7

DEPRECIATION, DEPLETION
  AND AMORTIZATION
   1994                                  34.9          -          1.9            0.6                  -              37.4
   1993                                  32.0          -          3.3            0.6                  -              35.9
   1992                                  36.7          -         10.0            0.4                  -              47.1

CAPITAL EXPENDITURES
   1994                                  70.2 (2)      -          4.9            0.8                  -              75.9
   1993                                  36.7          -          3.1            0.8                  -              40.6
   1992                                  18.3          -          1.7            0.9                  -              20.9

IDENTIFIABLE ASSETS
   1994                                 390.4       24.3         19.1           78.6                  -             512.4
   1993                                 379.6        5.4         43.2           64.7                  -             492.9
   1992                                 384.6        0.9         52.1           42.3                  -             479.9
__________________________________
(1) Includes a $10.9 million net gain on the sale of two offshore drilling rigs.
(2) Excludes $3.0 million of common stock issued in connection with the acquisition of two offshore drilling rigs.

     No single customer provided more than ten percent of revenues for 1994.
In 1993 one customer provided $29.2 million of contract drilling revenues.
In 1992 one customer provided $37.8 million and another customer provided $34.0 million of contract drilling revenues.

     A breakdown of export sales by geographic area follows:

                                        1994     1993     1992
                                             (In millions)
 North Sea                             $ 39.2  $  62.9    $100.3
 West Africa                             31.2     31.6      50.5
 Far East and Australia                  14.4     10.4      16.1
 Mediterranean                             -        -       12.0
 Other                                   18.4     13.3       5.9
    TOTAL EXPORT SALES                 $103.2   $118.2    $184.8

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

NOTE 11 - RETIREMENT PLANS

     PENSIONS

     The Company has defined benefit pension plans covering substantially all of its employees. For the most part, benefits are based on the employee's length of service and average earnings for the five highest consecutive calendar years of compensation during the last fifteen years of service. Substantially all benefits are paid from funds previously provided to trustees. The Company is the sole contributor to the plans, and its funding objective is to fund participants' benefits under the plans as they accrue, taking into consideration future salary increases. The components of net pension cost were as follows:

                                                       1994      1993     1992
                                                            (In millions)
  Service cost - benefits earned during the period    $ 2.1     $ 1.5    $ 1.8
  Interest cost on projected benefit obligation         3.7       3.3      3.1
  Actual return on plan assets                          0.9      (2.9)    (1.3)
  Net amortization and deferral                        (3.5)      0.3     (0.9)
   NET PENSION COST                                   $ 3.2     $ 2.2    $ 2.7

    The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheet as of December 31:

                                                                1994      1993
                                                                 (In millions)
  Actuarial present value of plan benefits:
   Vested                                                       $39.8     $39.2
   Nonvested                                                      2.9       3.3
     Accumulated benefit obligation                              42.7      42.5
  Effect of projected salary increases                            6.8       6.9
     Projected benefit obligation                                49.5      49.4
  Plan assets at fair value                                      37.8      36.7
     Projected benefit obligation in excess of plan assets       11.7      12.7
  Unrecognized net loss                                          (6.2)     (6.5)
  Unrecognized net transition obligation                            -      (0.1)
     ACCRUED PENSION LIABILITY                                  $ 5.5     $ 6.1

     Plan assets consist primarily of listed stocks and bonds, fixed-income investments and real estate.

     The expected long-term rate of return on plan assets used to compute pension cost was 9.0 percent for 1994, 1993, and 1992. The assumed rate of increase in future compensation levels ranged from 5.5 percent to
6.5 percent for each of 1994, 1993, and 1992. The discount rate used to calculate the actuarial present value of the projected benefit obligation was 8.25 percent for 1994, 7.5 percent for 1993, and 8.5 percent for 1992.

    The Company has a defined contribution savings plan in which substantially all of the Company's domestic employees are eligible to participate. Company contributions to this plan are based on the amount of employee contributions. Charges to expense with respect to this plan totaled $0.5 million for each of 1994, 1993 and 1992.

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

    Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," with respect to retiree life insurance and health care benefits. Under SFAS No. 106, the Company is required to accrue the estimated cost of such benefits during the employees' active service period. The Company previously expensed the cost of these benefits as benefits were paid. The cumulative effect on prior years of adopting SFAS No. 106 was a $1.9 million increase to a liability for retiree life insurance and health care benefits as of January 1, 1992. The Company elected to recognize immediately in income the cumulative effect of the change and charged 1992 earnings in the amount of $1.9 million ($0.02 per share). The effect of the adoption of SFAS No. 106 on 1992 net income excluding the cumulative effect of the change was not material.

    Net postretirement life insurance and health care cost consisted of the following components:

                                                                         1994      1993        1992
                                                                               (In millions)
    Service cost - benefits earned during the period                     $0.1      $0.1        $0.1
    Interest cost on accumulated postretirement benefit obligation        0.2       0.2         0.1
      NET POSTRETIREMENT LIFE INSURANCE AND HEALTH CARE COST             $0.3       0.3        $0.2

    Benefits under the Company's postretirement life insurance and health care plans are not funded. The status of the plans as of December 31 was as follows:

                                                                                1994            1993
                                                                                    (In millions)
    Actuarial present value of accumulated postretirement benefit obligation:
       Retirees and dependents                                                 $ 1.0            $ 1.1
       Active employees eligible for benefits                                    0.6              0.5
       Active employees not yet eligible for benefits                            0.8              0.6
       Unrecognized net loss                                                    (0.1)            (0.2)
          ACCRUED POSTRETIREMENT LIFE INSURANCE AND HEALTH CARE LIABILITY      $ 2.3            $ 2.0

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.0 percent for 1995, gradually declining to 6.0 percent by the year 2015 and remaining at that level thereafter. The effect of a one-percentage point increase in the assumed health care cost trend rate for each future year on (i) the portion of the accumulated postretirement benefit obligation applicable to health care benefits as of December 31, 1994 and (ii) the net postretirement health care cost for the year then ended would be immaterial. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0 percent for 1994 and 1993.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

    Cash interest payments during 1994, 1993, and 1992 totaled
$28.7 million, $28.9 million and $23.5 million, respectively. Cash payments for income taxes totaled $1.1 million in 1994, $5.4 million in 1993, and $1.4 million in 1992.

    During 1994, the Company acquired two offshore drilling rigs for $26.0 million in cash plus 750,000 shares of Global Marine Inc. common stock.

    In September 1993, the Company acquired a 100 percent ownership interest in three offshore drilling rigs in exchange for a 100 percent ownership interest in its offshore drilling rig, the Glomar Moray Firth I, plus $17.0 million in cash.

    During 1992, in accordance with provisions of its debt agreements, the Company deferred the payment of interest totaling
$18.3 million. This amount was added to outstanding principal prior to payment.

NOTE 13 - LITIGATION SETTLEMENT

    On May 27, 1992, the Company settled its take-or-pay litigation (the "Transco Litigation") with Transcontinental Gas Pipe Line Corporation ("TGPL"), a subsidiary of Transco Energy Company ("Transco"), which had been filed in the United States District Court for the Southern District of Texas, Houston Division. In 1992, the Company received under the settlement $20.0 million in cash, TGPL's promissory note in the principal amount of $20.0 million (the "Transco Note"), and the right to receive a number of shares of Transco common stock, $0.50 par value per share, with a value of approximately $15.0 million. Such shares were placed in escrow for delivery in February 1994. In late 1992 Transco deposited U.S. government securities into a trust account in an amount sufficient to satisfy the required principal and interest payments due the Company under the Transco Note.

    In 1994, Transco released to the Company the U.S. government securities held in the trust established to satisfy the Transco Note. The Company sold the securities and received sales proceeds totaling $15.2 million in full payment of the remaining balance due under the note, including interest. In addition, the Company received under the settlement 1,017,771 of the previously escrowed shares of Transco common stock, plus $1.1 million in previously escrowed dividends which were declared and paid on the escrowed shares during the period from June 1992 through February 1994, plus interest. During 1994, the Company sold all 1,017,771 shares of Transco common stock for $15.6 million, realizing a gain of $0.6 million. Total Transco dividends received during 1994, which amounted to $1.4 million, plus the realized gain on sale of Transco common stock of $0.6 million, are classified as other income on the consolidated statement of operations.

SUPPLEMENTAL OIL AND GAS DISCLOSURE (UNAUDITED)

     The Company's estimated net proved reserves and proved developed reserves of crude oil, natural gas and natural gas liquids are shown in the table below:

                                              1994                       1993                       1992
                                         GAS         OIL           Gas           Oil          Gas            Oil
                                     MILLIONS OF  THOUSANDS OF  Millions of  Thousands of  Millions of   Thousands of
                                      CUBIC FEET    BARRELS      Cubic Feet     Barrels     Cubic Feet      Barrels

Proved Reserves:
  Balance, January 1                    10,588        368          11,816         948          17,992          740
  Increase (decrease) during the
    year attributable to:
    Revisions of previous estimates      1,606        349           1,209         (55)          2,566          229
    Extensions, discoveries and
       other additions                   3,652         86           2,120          29           1,652          152
    Production                          (4,009)      (148)         (4,557)       (154)        (10,055)        (165)
    Sales of minerals in place               -          -               -        (400)           (339)          (8)

  Balance, December 31                  11,837        655          10,588         368          11,816          948

Proved Developed Reserves:
  January 1                             10,588        368          11,816         948          17,992          740

  December 31                           11,674        631          10,588         368          11,816          948

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

SUPPLEMENTAL OIL AND GAS DISCLOSURE (UNAUDITED)

     Capitalized costs of unproved oil and gas properties excluded from the full cost amortization pool as of December 31, 1994 and 1993 totaled $1.1 million and $0.5 million, respectively. Costs incurred related to oil and gas activities consisted of the following:

                                                    1994     1993     1992
                                                         (In millions)
Development costs                                  $ 2.7    $  .3    $ 2.4
Exploration costs                                    1.1      2.2      (.7)
Acquisition of properties                            1.1       .6        -
    TOTAL                                          $ 4.9    $ 3.1    $ 1.7

     The 1992 exploration costs were negative as a result of the deferral of profit earned on turnkey wells drilled on oil and gas properties in which the Company had working interests.

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

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31 follows:

                                            1994      1993     1992
                                                 (In millions)

Future cash inflows                         $ 30.8   $ 29.9   $ 40.7

Future production and development costs       11.1      9.4     16.0

Future net cash flows                         19.7     20.5     24.7

Ten percent annual discount for estimated
  timing of cash flows                         2.8      4.2      4.2

STANDARDIZED MEASURE OF DISCOUNTED
 FUTURE NET CASH FLOWS RELATING TO
 PROVED OIL AND GAS RESERVES                $ 16.9   $ 16.3   $ 20.5

SUPPLEMENTAL OIL AND GAS DISCLOSURE (UNAUDITED)

     Principal sources of changes in the standardized measure of discounted future net cash flows follow:

                                              1994     1993      1992
                                                  (In millions)

Balance, January 1                           $ 16.3   $ 20.5    $ 26.1

  Revisions:
     Quantity estimates and production rates    5.0      2.4       4.5
     Prices, net of lifting costs              (4.0)     (.1)       .3
     Estimated future development costs          .1      (.6)      (.2)
     Accretion of ten percent discount          1.6      2.0       2.6

     Net revisions                              2.7      3.7       7.2

  Additions, extensions and discoveries
     plus improved recovery                     5.3      3.0       3.6
  Net sales of production                      (7.5)    (9.6)    (16.2)
  Sales and purchases of reserves in place        -     (2.5)      (.4)
  Development costs incurred                     .1      1.2        .2

BALANCE, DECEMBER 31                         $ 16.9   $ 16.3    $ 20.5

     Results of operations from producing activities follow:

                                                    1994      1993      1992
                                                         (In millions)

REVENUES                                           $  9.8    $ 11.6    $ 19.3

EXPENSES
  Production costs                                    2.3       2.0       3.3
  Depreciation, depletion and amortization            1.9       3.3      10.0
  Technical support and other                         1.9       1.0       2.8

     Total expenses                                   6.1       6.3      16.1

     Income before income taxes                       3.7       5.3       3.2

  Income tax benefit                                    -       (.5)        -

  RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES
    (EXCLUDING CORPORATE OVERHEAD AND INTEREST)     $  3.7    $  5.8   $  3.2

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In millions, except per share data)

                                                   1994                                        1993
                                     First    Second    Third     Fourth       First    Second     Third      Fourth
                                    Quarter   Quarter   Quarter   Quarter     Quarter   Quarter   Quarter     Quarter

Revenues                            $ 68.0    $  76.3   $  91.4   $ 123.3     $61.0     $ 54.5    $ 67.4      $ 86.1

Operating income (loss)                3.8        4.9       6.8      10.6      (0.8)      (4.3)      1.2         7.1

Income (loss):
Before accounting change            $ (1.7)   $ (0.8)    $  1.1    $  6.2     $(9.3)    $(11.9)   $ (6.8)     $  1.5
Cumulative effect of change
   in accounting principle            (3.5)        -          -         -         -          -         -           -
Net income (loss)                   $ (5.2)   $ (0.8)    $  1.1    $  6.2     $(9.3)    $(11.9)   $ (6.8)     $  1.5

Income (loss) per share:
Before accounting change            $ (.01)   $  .00     $  .01    $  .04     $(.06)    $ (.08)    $ (.04)    $  .01
Cumulative effect of change
  in accounting principle             (.02)        -          -         -         -          -          -          -
Net income (loss) per share         $ (.03)   $  .00     $  .01    $  .04     $(.06)     $(.08)    $ (.04)    $  .01

Price ranges of common stock:
    High                             4-7/8    4-13/16     4-7/8     5         3-3/4      5-3/8      5-5/8      5-1/2
    Low                              3-3/4      3-5/8     3-3/4     3-5/8     2-1/8      3-3/8      3-3/4      3-1/2

     During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative impact of this change as of January 1, 1994 was an increase in the net loss in the amount of $3.5 million ($0.02 per share). Other than the cumulative effect, the effect of the accounting change was not material.

     The net loss for the first quarter of 1994 also includes the receipt of $1.1 million in previously escrowed dividends on its investment in common stock of Transco.

     Net income for the fourth quarter of 1994 includes interest income of $0.8 million recognized in connection with the favorable settlement of the Company's demobilization obligations with respect to a third-party owned rig aboard the Glomar Beaufort Sea I.

     Net income for the fourth quarter of 1993 includes a gain of $1.0 million related to a favorable settlement of a foreign income tax liability.

     The Company did not declare any dividends on its common stock in either 1994 or 1993.

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Global Marine Inc.

Our report on the consolidated financial statements of Global Marine Inc. and subsidiaries is included on page 26 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 54 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                     /s/ Coopers & Lybrand L.L.P.


Houston, Texas
February 10, 1995

                    GLOBAL MARINE INC. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               (In millions)

                                          Additions
                                 Balance at     Charged to      Charged to                     Balance
                                 Beginning       Costs and        Other                        at End
     Description                  of Year        Expenses        Accounts       Deductions     of Year


Year ended December 31, 1994:
   Reserve for loss on
      operating lease            $ 8.4            $    -           $.2 (a)       $ 8.6 (b)    $   -
   Allowance for doubtful
      accounts receivable          1.2                .2              -             .2          1.2

Year ended December 31, 1993:
   Reserve for loss on
      operating lease            $19.6            $    -          $  .7 (a)      $11.9 (b)    $ 8.4
   Allowance for doubtful
      accounts receivable          1.2                .5              -             .5          1.2

Year ended December 31, 1992:
   Reserve for loss on
      operating lease            $29.8           $    -            $1.3 (a)      $11.5 (b)    $19.6
   Allowance for doubtful
      accounts receivable          1.3                -               -             .1          1.2

(a) Represents unearned interest income which was charged to an escrow account for the lease of the Glomar Beaufort Sea I and which was classified as a noncurrent asset.

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

                               PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       Page
(a) Financial Statements, Schedules and Exhibits

  (1)    Financial Statements
         Report of Independent Accountants                               26
         Consolidated Statement of Operations                            27
         Consolidated Balance Sheet                                      28
         Consolidated Statement of Cash Flows                            30
         Consolidated Statement of Shareholders' Equity                  31
         Notes to Consolidated Financial Statements                      32
  (2)    Financial Statement Schedule
         Report of Independent Accountants                               51
         Schedule II - Valuation and Qualifying Accounts                 52

         Schedules other than those listed above are omitted for the reason that they are not applicable.

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

3(i).4   Certificate of Amendment of the Restated
         Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 11, 1992. (Incorporated herein by this reference to Exhibit 3(i).4 of the Registrant's
         Annual Report on Form 10-K for the year ended
         December 31, 1993.)

3 (i).5  Certificate of Amendment of the Restated
         Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 12, 1994. (Incorporated herein by this reference to Exhibit 4.5 of the Registrant's
         Registration Statement on Form S-3 (No. 33-53691) filed with the Commission on May 18, 1994.)

 3(ii).1 By-laws of the Company as amended on May 10, 1989.
         (Incorporated herein by this reference to Exhibit
         3(ii).1 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1993.)

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

 4.6 Release of Vessel from Lien of Mortgage, dated January 27, 1993, by Wilmington Trust Company, as Trustee. (Incorporated herein by this reference to Exhibit 4.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

 4.7     First Priority Naval Mortgage, dated March 17,
         1993, from Global Marine Nautilus Inc. to
         Wilmington Trust Company, as Trustee.
         (Incorporated herein by this reference to Exhibit
         4.10 of the Registrant's Registration Statement on
         Form S-3 (No. 33-65272) filed with the Commission on June 0, 1993.)

 4.8     Release of Vessel from Lien of First Priority Naval
         Fleet Mortgage, dated September 8, 1993, by
         Wilmington Trust Company, as Trustee.
         (Incorporated herein by this reference to Exhibit
         4.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

 4.9 Supplement No. 1, dated September 8, 1993, to First Priority Naval Fleet Mortgage from Global Marine Nautilus Inc. to Wilmington Trust Company, as Trustee. (Incorporated herein by this reference to Exhibit 4.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

 4.10 Assumption Agreement and Supplement No. 2, dated December 16, 1993, to First Priority Naval Fleet Mortgage among Global Marine Drilling Company and Wilmington Trust Company, as Trustee.
         (Incorporated herein by this reference to Exhibit
         4.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

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

10.7     Letter Employment Agreement dated February 14,
         1995, between the Company and C. Russell Luigs.

10.8 Consulting Agreement dated February 14, 1986, between Challenger Minerals Inc. and Donald B. Brown. (Incorporated herein by this reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987.)

10.9 Consulting Agreement dated as of February 18, 1986, between Challenger Minerals Inc. and William C. Walker. (Incorporated herein by this reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987.)

10.10    Form of Letter Severance Agreement dated February
         7, 1989, between the Company and six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's
         Annual Report on Form 10-K for the year ended
         December 31, 1988.)

10.11 Letter Severance Agreement dated May 7, 1992, between the Company and one executive officer. (Incorporated herein by this reference to Exhibit
         10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)

10.12    Global Marine Inc. 1989 Stock Option and Incentive
         Plan. (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1988.)

10.13 First Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

10.14 Second Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.15 Third Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

10.16    Fourth Amendment to Global Marine Inc. 1989 Stock
         Option and Incentive Plan.

10.17    Form of Incentive Stock Sale Agreement dated
         February 8, 1994, between the Company and nine executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

10.18    Form of Incentive Stock Sale Agreement dated
         February 14, 1995, between the Company and nine executive officers, respectively.

10.19 Form of Performance Stock Memorandum dated June 7, 1994, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

10.20    Form of Performance Stock Memorandum dated February
         14, 1995, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively.

10.21 Executive Life Insurance Plan. (Incorporated herein by this reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

10.22    Global Marine Inc. Executive Supplemental
         Retirement Plan of 1990. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's
         Annual Report on Form 10-K for the year ended
         December 31, 1990.)

10.23 Global Marine Benefit Equalization Retirement Plan effective January 1, 1990. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

10.24 Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990.
         (Incorporated herein by this reference to Exhibit
         10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

10.25 Form of Indemnification Agreement entered into between the Company and each of its directors and officers. (Incorporated herein by this reference to Exhibit 10.12 of the Company's Annual Report on
         Form 10-K for the year ended December 31, 1986.)

10.26 Amended and Restated Retirement Plan for Outside Directors. (Incorporated herein by this reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

10.27 Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (Incorporated herein by this reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.28    Global Marine Inc. 1994 Management Incentive Award
         Plan. (Incorporated herein by this reference to Exhibit 10.30 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1993.)

10.29    Global Marine Inc. 1995 Management Incentive Award
         Plan.

11.1     Computation of Earnings Per Common Share.

21.1     List of Subsidiaries.

23.1     Consent of Coopers & Lybrand L.L.P., Independent Accountants.

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

99.1     Report of Independent Petroleum Engineers dated
         February 8, 1995.

99.2 Report of Independent Petroleum Engineers dated February 7, 1994. (Incorporated herein by this reference to Exhibit 99.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

99.3 Reports of Independent Petroleum Engineers dated January 29, 1993. (Incorporated herein by this reference to Exhibit 28.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

     The Company hereby undertakes, pursuant to Regulation S-K,
     Item 601(b), paragraph (4) (iii), to furnish to the Securities and Exchange Commission on request agreements defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith in accordance with said Item.

     Management Contracts, Compensatory Plans and Arrangements:

     The following management contracts, compensatory plans and arrangements, which are required to be filed as exhibits to this Annual Report on Form 10-K, are included in the immediately preceding list as Exhibits 10.7 through 10.29.
     The parenthetical information in the following list specifies, for each such contract, plan or arrangement, its exhibit number in the immediately preceding list, which list includes information regarding the filing with which it can be found.

     Employment Agreement:

        Letter Employment Agreement dated February 14, 1995, between the Company and C. Russell Luigs (Exhibit 10.7).

     Consulting Agreements:

        Consulting Agreement, dated as of February 18, 1986, between Challenger Minerals Inc. and Donald B. Brown
        (Exhibit 10.8); Consulting Agreement, dated as of February 18, 1986, between Challenger Minerals Inc. and William C.
        Walker (Exhibit 10.9).

     Severance Agreements:

        Form of Letter Severance Agreement dated February 7, 1989, between the Company and six executive officers, respectively (Exhibit 10.10); Form of Letter Severance
        Agreement dated May 7, 1992, between the Company and one executive officer (Exhibit 10.11).

     Stock Option Plans and Agreements Thereunder:

        Global Marine Inc. 1989 Stock Option and Incentive Plan (Exhibit 10.12); First Amendment thereto (Exhibit 10.13); Second Amendment thereto (Exhibit 10.14); Third Amendment thereto (Exhibit 10.15). Fourth Amendment thereto (Exhibit 10.16).

        Form of Incentive Stock Sale Agreement dated
        February 8, 1994, between the Company and nine executive officers, respectively (Exhibit 10.17);
        Form of Incentive Stock Sale Agreement dated
        February 14, 1995, between the Company and nine executive officers, respectively (Exhibit 10.18).

        Form of Performance Stock Memorandum dated June 7, 1994, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively (Exhibit 10.19); Form of Performance Stock Memorandum dated February 14, 1995, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively (Exhibit 10.20).

        Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (Exhibit 10.27).

     Life Insurance Plan:

        Executive Life Insurance Plan (Exhibit 10.21).

     Retirement Plans:

        Global Marine Inc. Executive Supplemental Retirement Plan of 1990 (Exhibit 10.22).

        Global Marine Benefit Equalization Retirement Plan effective January 1, 1990 (Exhibit 10.23).

        Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990 (Exhibit 10.24).

        Amended and Restated Retirement Plan for Outside Directors (Exhibit 10.26).

     Indemnification Agreements:

        Form of Indemnification Agreement entered into between the Company and each of its directors and officers (Exhibit
        10.25).

     Incentive Award Plans:

        Global Marine Inc. 1994 Management Incentive Award Plan
        (Exhibit 10.28);  Global Marine Inc. 1995 Management
        Incentive Award Plan (Exhibit 10.29).

(b)  Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the last quarter of 1994.

SIGNATURES REQUIRED FOR FORM 10-K

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GLOBAL MARINE INC.
                                    (REGISTRANT)

Date:  March 16, 1995               By:         J. C. MARTIN
                                               (J. C. Martin)
                                            Senior Vice President
                                         and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                            Date

C. R. LUIGS                   Chairman of the Board,           March 16, 1995
(C. R. Luigs)                 President and Chief
                              Executive Officer

J. C. MARTIN                  Senior Vice President and        March 16, 1995
(J. C. Martin)                Chief Financial Officer
                              (Principal Financial
                              Officer) and Director

THOMAS R. JOHNSON             Vice President and               March 16, 1995
(Thomas R. Johnson)           Corporate Controller
                              (Principal Accounting Officer)

PATRICK M. AHERN              Director                         March 16, 1995
(Patrick M. Ahern)

DONALD B. BROWN               Director                         March 16, 1995
(Donald B. Brown)

E. J. CAMPBELL                Director                         March 16, 1995
(E. J. Campbell)

PETER T. FLAWN                Director                         March 16, 1995
(Peter T. Flawn)

JOHN M. GALVIN                Director                         March 16, 1995
(John M. Galvin)

L. L. LEIGH                   Director                         March 16, 1995
(L. L. Leigh)

SIDNEY A. SHUMAN              Director                         March 16, 1995
(Sidney A. Shuman)

WILLIAM R. THOMAS             Director                         March 16, 1995
(William R. Thomas)

WILLIAM C. WALKER             Director                         March 16, 1995
(William C. Walker)


