Form 10-Q
period 1995-03-31
GLOBAL MARINE INC
filed 1995-05-12
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1995
                                          or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13
       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value, 164,885,284 shares outstanding as of April 30, 1995.

                            GLOBAL MARINE INC.

                      TABLE OF CONTENTS TO FORM 10-Q

                       QUARTER ENDED MARCH 31, 1995




                                                                        Page

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

               Report of Independent Accountants                           2

               Condensed Consolidated Statement of Operations
                  Three Months Ended March 31, 1995, and 1994              3

               Condensed Consolidated Balance Sheet
                  March 31, 1995, and December 31, 1994                    4

               Condensed Consolidated Statement of Cash Flows
                  Three Months Ended March 31, 1995, and 1994              6

               Notes to Condensed Consolidated Financial Statements        7


         Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9


PART II - OTHER INFORMATION


         Item 5.  Other Information                                       14

         Item 6.  Exhibits and Reports on Form 8-K                        15



SIGNATURE                                                                 15








PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1995, and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                  /s/ Coopers & Lybrand L.L.P.

Houston, Texas
May 10, 1995

                     GLOBAL MARINE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (In millions, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                       1995         1994

Revenues:
    Contract drilling                                  $ 56.7      $ 50.4
    Drilling management                                  57.0        14.8
    Oil and gas                                           2.4         2.8
      Total revenues                                    116.1        68.0

Expenses:
    Contract drilling                                    42.5        35.8
    Drilling management                                  52.2        14.8
    Oil and gas                                           1.2         1.0
    Depreciation, depletion and amortization (Note 3)     7.2         9.3
    General and administrative                            3.3         3.3
      Total operating expenses                          106.4        64.2
      Operating income                                    9.7         3.8

Other income (expense):
    Interest expense                                     (7.6)       (7.6)
    Interest capitalized                                  1.6          .5
    Interest income                                       1.0          .6
    Other                                                  .1         1.1
      Total other income (expense)                       (4.9)       (5.4)

      Income (loss) before income taxes                   4.8        (1.6)

    Income tax expense                                     .3          .1

    Income (loss) before cumulative effect of
       change in accounting principle                     4.5        (1.7)

    Cumulative effect of change in
       accounting for postemployment benefits               -        (3.5)

    Net income (loss)                                  $  4.5     $  (5.2)

Net income (loss) per common share:
    Before cumulative effect of
       change in accounting principle                  $ 0.03      $(0.01)
    Cumulative effect of change in
       accounting for postemployment benefits               -       (0.02)

       Net income (loss) per common share              $ 0.03      $(0.03)




          See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                               (In millions)

                                                              March  31,      December 31,
                                                                 1995             1994
Current assets:
  Cash and cash equivalents                                    $  37.7        $  33.3
  Marketable securities                                           30.2           24.6
  Accounts receivable, net of allowances                          67.4           63.1
  Costs incurred on turnkey drilling contracts in progress         1.5           18.5
  Prepaid expenses                                                 6.5           10.0
  Other current assets                                             1.5             .3

       Total current assets                                      144.8          149.8

Properties:
  Rigs and drilling equipment, less accumulated
     depreciation of $174.7 and $168.4 at March 31,
     1995 and December 31, 1994, respectively                    350.2          346.9
  Oil and gas properties, full cost method, less
     accumulated depreciation, depletion and amortization
     of $27.6 and $26.9 at March 31, 1995 and December 31,
     1994, respectively                                            7.4            6.5

       Net properties                                            357.6          353.4

  Other assets                                                     7.3            9.2

       Total assets                                            $ 509.7        $ 512.4



















         See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                               (In millions)
                                                             March 31,     December 31,
                                                                1995            1994


Current liabilities:
    Accounts payable                                          $  20.7       $  39.5
    Accrued liabilities:
        Interest                                                  8.4           1.2
        Compensation and related employee costs                   8.3           9.0
        Claims and allowances                                     1.7           1.4
        Income taxes                                              2.1           1.9
        Other                                                     7.9           3.4

         Total current liabilities                               49.1          56.4

Long-term debt                                                  225.0         225.0
Other long-term liabilities                                      17.2          18.7

Shareholders' equity:
    Preferred stock, $0.01 par value, 10 million
        shares authorized, no shares issued or outstanding          -             -
    Common stock, $0.10 par value, 300 million shares
        authorized, 164,881,034 shares and 164,408,185
        shares issued and outstanding at March 31, 1995 and
        December 31, 1994, respectively                          16.5          16.4
    Additional paid-in capital                                  261.7         260.2
    Accumulated deficit                                         (59.8)        (64.3)

         Total shareholders' equity                             218.4         212.3

                Total liabilities and shareholders' equity    $ 509.7       $ 512.4
















         See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions)
                                                              Three Months Ended
                                                                   March 31,
                                                                1995        1994
Cash flows from operating activities:
    Net income (loss)                                           $ 4.5      $ (5.2)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
        Depreciation, depletion and amortization                  7.2         9.3
        Cumulative effect of change in accounting principle         -         3.5
        (Increase) decrease in accounts receivable               (4.3)        8.9
        Decrease in note receivable                                 -        17.9
        (Increase) decrease in costs incurred on turnkey
         drilling contracts in progress                          17.0        (1.0)
        Decrease in other current assets                          3.4         1.0
        Decrease in accounts payable                            (18.8)       (5.1)
        Increase in accrued liabilities                          12.0         6.2
        Other, net                                                 .3         2.3

         Net cash flow provided by operating activities          21.3        37.8

Cash flows from investing activities:
    Purchases of held-to-maturity securities                    (23.5)       (4.2)
    Proceeds from maturities of held-to-maturity securities      17.9        19.6
    Capital expenditures                                        (11.9)      (34.6)
    Disposals of properties                                        .5          .9
    Other                                                           -         2.1

         Net cash flow used in investing activities             (17.0)      (16.2)

Cash flows from financing activities:
         Proceeds from exercise of employee stock options          .1          .1

         Net cash flow provided by financing activities            .1          .1

Increase in cash and cash equivalents                             4.4        21.7

Cash and cash equivalents at beginning of period                 33.3        31.2

Cash and cash equivalents at end of period                     $ 37.7      $ 52.9







         See notes to condensed consolidated financial statements.

                        GLOBAL MARINE INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1995

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

Note 2 - Change in Accounting Principle

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable, and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. The adoption of SFAS No. 121 had no effect on the Company.

Note 3 - Change in Estimated Rig Lives

Effective January 1, 1995, the Company increased to 25 years the estimated useful lives of its jackup drilling rigs and increased to 20 years the estimated useful lives of its semisubmersible drilling rigs and drillship. In addition, salvage values were reduced to $500,000 per rig for jackups and $1,000,000 per rig for both semisubmersibles and the drillship. The effect of the change in estimated service lives and salvage values was a $2.6 million reduction in depreciation expense for the quarter ended March 31, 1995.

Note 4 - Net Income (Loss) per Share

Net income per common share is based on the weighted average number of common shares outstanding and, for those periods in which they have a dilutive effect, shares contingently issuable due to outstanding options and incentive sales. The net loss per common share is based on the weighted average number of common shares outstanding. The weighted average shares for the three months ended March 31, 1995 and 1994, were 164,642,060 and 163,129,928, respectively. Net income per share for the quarter ended March 31, 1995 excluded the effect of contingently issuable shares because their effect was not material.

Note 5 - Subsequent Events

On April 10, 1995, the Company entered into an agreement to sell one of its offshore drilling rigs, the Glomar Main Pass III, to Dual Drilling Company, the customer that has been leasing the rig from the Company under a bareboat charter. The sale is subject to certain regulatory approvals and the consummation of Dual's pending agreement to sell one of its offshore drilling rigs. If the sale is completed, the proceeds to the Company will be approximately $22.5 million in cash, and the Company will recognize a gain of approximately $14.5 million in the second quarter of 1995. The Company intends to use the sale proceeds for the purchase of drilling equipment.

On April 28, 1995, the Company completed the previously reported purchase of the Glomar Beaufort Sea I, which, prior to January 1995, had been chartered by the Company under a long-term lease. The Company has agreed to pay a purchase price of up to $9.3 million out of the rig's future cash flow or proceeds from the sale of the rig, if any. The full $9.3 million will be paid only if the Company's share of future cash flow or rig sale proceeds exceeds
$48 million.   The Company will have no obligation to pay any
amount if the rig fails to generate any future cash flow.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Summary

The Company reported operating income of $9.7 million for the first quarter of 1995 compared to $3.8 million for the prior-year first quarter. The improvement in operating results is due to the increase in the number of turnkey wells completed, higher average gross profit margins on the 1995 turnkey wells and lower contract drilling depreciation expense due to a change in estimated service lives, partially offset by a decline in oil and gas results due to lower gas prices. Data relating to the Company's operations by business segment follows:

                                      Three Months Ended
                                           March 31,               Increase
                                         1995     1994            (Decrease)
                                         (in millions)
Revenues:
  Contract drilling                     $ 57.4    $51.9              $ 5.5
  Drilling management                     59.3     14.8               44.5
  Oil and gas                              2.4      2.8               (0.4)
  Less: Intersegment revenues             (3.0)    (1.5)              (1.5)
    Total revenues                      $116.1    $68.0              $48.1

Operating income:
  Contract drilling                     $  7.8    $ 6.0              $ 1.8
  Drilling management                      5.7      0.1                5.6
  Oil and gas                              0.5      1.3               (0.8)
  Corporate expenses                      (3.4)    (3.5)               0.1
  Elimination (1)                         (0.9)    (0.1)              (0.8)
      Total operating income            $  9.7    $ 3.8              $ 5.9


(1) Deferral of profits earned on turnkey wells drilled on oil and gas properties in which the Company has working interests.

In the U.K. sector of the North Sea, higher oil and gas prices and a decrease in the number of rigs available, among other factors, have resulted in higher dayrates since October of 1994. Offshore West Africa, dayrates and utilization remain stable despite previous political unrest. In the U.S. Gulf of Mexico, industry demand began weakening in late December 1994 due to low natural gas prices, but appears to have stabilized during the first quarter of 1995. Drilling activity in the Gulf of Mexico is expected to remain depressed, however, unless natural gas prices strengthen.

The Company reported net income of $4.5 million for the first quarter of 1995 as compared with a net loss of $5.2 million for the first quarter of 1994. The net loss for the first quarter of 1994 included a charge for the cumulative effect of the change in accounting for postemployment benefits of $3.5 million. Excluding the effect of the change in accounting for postemployment benefits, the net loss for the first quarter of 1994 was $1.7 million. If markets remain stable, the Company expects to report net income for the full year 1995 due to improved contract and turnkey drilling operations.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                                      Three Months Ended
                                                           March 31,           Increase
                                                        1995       1994       (Decrease)

Contract drilling revenues by area (in millions) (1):
   Gulf of Mexico                                        $28.6     $29.8         $(1.2)
   West Africa                                            10.3       7.1           3.2
   North Sea                                               8.9       6.6           2.3
   Other                                                   9.6       8.4           1.2
      Total                                              $57.4     $51.9         $ 5.5

Average rig utilization                                     90%       92%

Average dayrate (2)                                    $27,300   $24,300


(1)   Includes revenues earned from affiliates.
(2) Contract drilling revenues less non-rig related revenues divided by aggregate contract days.

The decrease in rig utilization for the first quarter of 1995 as compared with the first quarter of 1994 was attributable to the November 1994 purchase of the Glomar Adriatic XI, which was idle during the first quarter of 1995. Excluding the effect of the Glomar Adriatic XI, the utilization rate was unchanged at 92 percent for both periods. The Glomar Adriatic XI is currently undergoing reconfiguration, primarily to replace the rig's existing special-purpose drilling equipment with an enhanced drilling package. The Company has a letter of intent from a customer to contract the rig beginning in August 1995. The Glomar Adriatic IX and Glomar Adriatic X were purchased by the Company in February 1994 and have been undergoing refurbishment since that time. Refurbishment of the Glomar Adriatic IX was completed in March 1995, and the rig has mobilized to Nigeria where it is committed to begin drilling in May 1995. The Glomar Adriatic X is expected to become available for operations in September 1995.

The increase in the fleet average dayrate received by the Company resulted in a $6.1 million increase in contract drilling revenues offset by a $0.6 million decrease in non-dayrate revenues.

Revenues from the Gulf of Mexico decreased by $1.2 million due to lower dayrates. Revenues from the North Sea increased by $2.3 million due to higher utilization. Despite the recent increase in market dayrates for semisubmersibles in the U.K. sector of the North Sea, the Company's revenues from the North Sea will not be significantly impacted by the higher dayrates until the second quarter of 1995. Dayrates for one of the Company's three rigs operating in the North Sea more than doubled on March 1, and the dayrate for another increased by 65 percent on April 1, 1995. Revenues attributable to offshore West Africa increased by $3.2 million, despite lower utilization, primarily due to the mobilization of two rigs to offshore West Africa in 1994, one from Saudi Arabia and the other from Alaska. Despite the mobilization of two rigs to West Africa, revenues in the "Other" category increased by $1.2 million due to a higher dayrate on the drillship in Australia.

Effective January 1, 1995, the Company increased to 25 years the estimated useful lives of its jackup drilling rigs and increased to 20 years the estimated useful lives of its semisubmersible drilling rigs and drillship. In addition, salvage values were reduced to $500,000 per rig for jackups and $1,000,000 per rig for both semisubmersibles and the drillship. The effect of the change in estimated service lives and salvage values was to decrease depreciation expense by approximately $2.6 million in the first quarter of 1995.

The Company's operating profit margin for contract drilling operations for the first quarter of 1995 increased to 14 percent from 12 percent in the first quarter of 1994 due to the decrease in depreciation expense discussed above. Operating expenses other than depreciation increased by $5.9 million in part due to (i) the operation of the Company's drillship in 1995 in Australia, which is a more costly market in which to operate than in Indonesia, where the rig operated in the first quarter of 1994, (ii) the commencement in 1995 of the Company's contract to manage a production platform, and (iii) the commencement of a drilling contract in Angola for a rig which, in the first quarter of 1994, was leased to an operator in Saudi Arabia under a bareboat charter agreement.

Short-term contracts have been typical in the industry for the past decade. The Company anticipates that contracts on 15 of the Company's 25 rigs under contract or letter of intent as of May 11, 1995, will expire at varying times on or prior to June 30, 1995.
No assurance can be made that the Company will obtain drilling contracts for the rig in service that is presently available, for the uncommitted rig currently undergoing refurbishment, or for its other rigs upon the completion of existing contracts. The Company considers its upcoming contract expirations typical of prevailing market conditions and in the normal course of business.

In response to low natural gas prices, demand for offshore drilling rigs in the U.S. Gulf of Mexico began weakening in late December 1994 resulting in lower dayrates. In the Gulf of Mexico, average demand decreased to 122 rigs under contract (68 percent utilization) for the quarter ended March 31, 1995, from 138 rigs (77 percent utilization) for the quarter ended December 31, 1994. For the quarter ended March 31, 1994, an average of 125 Gulf rigs were under contract (74 percent utilization). Recently, gas prices have increased from a low of $1.27 per thousand cubic feet in January 1995 to $1.49 per thousand cubic feet as of May 8, 1995, and drilling demand in the Gulf appears to have stabilized. Unless natural gas prices continue to strengthen, drilling activity is expected to remain depressed. As of May 11, 1995, all twelve of the Company's rigs in the Gulf of Mexico were under contract. The Company's average utilization rate for its rigs in the Gulf of Mexico in the first quarter of 1995 was 99 percent.

Offshore West Africa, average demand increased to 29 rigs under contract (83 percent utilization) for the quarter ended March 31, 1995, from 27 rigs (81 percent utilization) for the quarter ended December 31, 1994. For the quarter ended March 31, 1994, an average of 24 rigs were under contract (73 percent utilization).
As of May 11, 1995, all six of the Company's rigs located offshore West Africa were committed under contract or letter of intent. The Company's average utilization rate for its rigs in West Africa in the first quarter of 1995 was 82 percent.

In the U.K. sector of the North Sea (i) higher oil prices, (ii) promising oil discoveries west of the Shetland Islands, (iii) operators' increased drilling to fulfill commitments to drill previously awarded blocks, (iv) fewer available North Sea rigs as a result of mobilizations to other areas and (v) increased levels of operators' cash flow, among other factors, have recently resulted in higher North Sea dayrates, particularly for semisubmersible rigs, as operators began contracting available rigs to fulfill 1995 drilling programs. In the North Sea, average demand remained at 63 rigs under contract (80 percent utilization) for the quarter ended March 31, 1995 as compared to 63 rigs (77 percent utilization) for the quarter ended December 31, 1994. In the first quarter of 1994, an average of 68 North Sea rigs were under contract (78 percent utilization). Despite the decrease in rigs under contract since the first quarter of 1994, utilization rates have risen due to the decline in the number of available rigs in the region. If present trends continue, the number of rigs under contract in the North Sea for the industry as a whole is expected to increase in 1995. As of May 11, 1995, all three of the Company's drilling rigs in the North Sea were under contract. The Company's average utilization rate for its drilling rigs in the North Sea in the first quarter of 1995 was 100 percent.

Drilling Management Services

Drilling management services reported a $44.5 million increase in revenues, from $14.8 million in the first quarter of 1994 to $59.3 million in the first quarter of 1995, and a $5.6 million increase in operating income, from $0.1 million in the first quarter of 1994 to $5.7 million in the first quarter of 1995. The improvement resulted from the completion of 18 turnkey wells in the first quarter of 1995 as compared to the completion of 4 wells in the first quarter of 1994 and from higher average gross profit margins on the 1995 wells. The increase in the number of turnkey wells drilled was attributable in part to oil and gas operators' increased acceptance of turnkey drilling as an alternative to dayrate contract drilling in both the U.S. Gulf of Mexico and Europe. For the full year 1995, the Company expects to complete a comparable number of turnkey wells as were completed in 1994, when the Company completed 52 wells.

As a result of corporate consolidation adjustments, drilling management operating income was reduced by $0.9 million to $4.8 million in the first quarter of 1995 and by $0.1 million to breakeven for the first quarter of 1994. The adjustments were required to reduce earnings by an amount of up to 100 percent of the profits earned on turnkey drilling contracts for wells drilled on oil and gas properties in which the Company had working interests. The amount of profit per well which must be eliminated is that amount which equals the Company's share of exploration costs required under each applicable working interest agreement.

Oil and Gas Operations

Production volume and price information with respect to the Company's sales of oil and gas follows:

                                                  Three Months Ended
                                                        March 31,      Percentage
                                                     1995      1994      Change

Gas
   Production (in millions of cubic feet)            1,109     1,038      +7%
   Average sale price (per thousand cubic feet)      $1.50     $2.20     -32%

Oil
   Production (in barrels)                          42,457    35,723     +19%
   Average sale price (per barrel)                  $17.62    $13.31     +32%

Oil and gas revenues of $2.4 million and operating income of $0.5 million for the first quarter of 1995 were lower than the comparable prior-year period by $0.4 million and $0.8 million, respectively. The decrease in revenues was primarily due to lower gas prices, partially offset by higher oil prices and higher volumes of oil and gas produced due to production from two new properties. The decrease in operating income was attributable to the lower revenues, higher employee severance costs and higher depletion expense due to an increase in the depletion rate and to the increase in production volume.

Other Income and Expense

Interest expense of $7.6 million for the first quarter of 1995 was unchanged from the first quarter of 1994.

Interest capitalized for the first quarter of 1995 increased by $1.1 million to $1.6 million from $0.5 million for the prior-year first quarter due to the capitalization of three full months of interest in connection with the acquisition and refurbishment of the Glomar Adriatic IX and Glomar Adriatic X, which were acquired in February 1994, and one month of interest on the Glomar Adriatic XI, which was removed from the active fleet in March 1995 in order to replace its existing drilling equipment with an enhanced drilling package.

Interest income in the first quarter of 1995 increased by $0.4 million to $1.0 million from $0.6 million in the prior-year first quarter primarily due to higher interest rates earned on the Company's short-term investments.

The Company recognized and received dividend income of $1.1 million in the first quarter of 1994 on its investment in Transco Energy
Company common stock, which the Company sold in 1994.

Income tax expense consists primarily of foreign taxes. Despite reporting pretax income for the first quarter of 1995, the provision for U.S. federal income taxes was not significant due to the utilization of net operating loss carryforwards.

In the first quarter of 1994 the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of SFAS No. 112 resulted in a charge to earnings in the amount of $3.5 million for the cumulative effect of the change.

LIQUIDITY AND CAPITAL RESOURCES

Capitalized words which appear in the following discussion that are not defined herein are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Capital expenditures for the full year 1995 are anticipated to be $59 million, including $20 million for the completion of the refurbishment and mobilization of the Glomar Adriatic IX and Glomar Adriatic X, $17 million for the replacement of the drilling package and other improvements with respect to the Glomar Adriatic XI, $10 million for improvements to the remainder of the drilling fleet, $5 million for interest capitalized, $4 million for exploration costs in connection with the Company's oil and gas operations, and $3 million for other expenditures.

For the three months ended March 31, 1995, cash flow provided by operating activities amounted to $21.3 million, of which $11.9 million and $5.6 million were used for capital expenditures and purchases of marketable securities (net of maturities), respectively. For the comparable prior-year period, cash flow provided by operating activities totaled $37.8 million. The prior year period included $17.9 million in proceeds from the liquidation of the promissory note received in connection with the 1992 settlement of the Company's take-or-pay litigation against Transcontinental Gas Pipe Line Corporation.

As of March 31, 1995, the Company had $67.9 million in cash, cash equivalents and marketable securities, including $11.0 million which was restricted from use for general corporate purposes. The restricted amount includes $8.5 million in proceeds from asset sales and $2.5 million collateralizing outstanding operating letters of credit. The use of the proceeds from sales of assets is limited under the terms of the indenture governing the Senior Secured Notes. Of the asset sales proceeds, $3.5 million became available to the Company for general corporate purposes in April 1995. As of December 31, 1994, the Company had $57.9 million in cash and marketable securities, including restricted amounts of $19.3 million.

In April 1995, the Company entered into an agreement to sell one of its offshore drilling rigs, the Glomar Main Pass III, to Dual Drilling Company. If the sale is completed, the proceeds to the Company will be approximately $22.5 million in cash in the second quarter of 1995. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

The Company believes that it will be able to meet all of its current obligations, including capital expenditures and debt service, from its cash flow from operations and its cash, cash equivalents and marketable securities. The Company's ability, however, to pay the principal amount of the Senior Secured Notes upon maturity in December 1999 from its cash flow from operations would require a substantial improvement in current industry conditions, including an increase in the average dayrate earned by the Company's contract drilling fleet. The Company may have available to it sources of liquidity other than cash flow from the Company's contract drilling fleet, including certain asset sales and equity or debt financings, to retire or otherwise refinance the principal amount of the Senior Secured Notes on or prior to maturity.

On April 13, 1995, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 for the proposed offering from time to time of (i) debt securities, which may be subordinated to other indebtedness of the Company, (ii) shares of preferred stock, $.01 par value per share, and/or (iii) shares of common stock, $.10 par value per share, for an aggregate initial public offering price not to exceed $75 million. Any net proceeds from the sale of offered securities would be used for general corporate purposes which may include, but are not limited to, capital expenditures and the financing of acquisitions. The Registration Statement is subject to review by the Commission prior to being declared effective and sales, if any, being made thereunder.

PART II - OTHER INFORMATION

Item 5.  Other Information

On April 10, 1995, the Company entered into an agreement to sell a Friede and Goldman design 300-foot cantilevered jackup drilling rig, the "Glomar Main Pass III," to Dual Drilling Company. The sale is subject to certain regulatory approvals and the consummation of Dual's pending agreement to sell its Dual Rig 97 to Egyptian Drilling Company. For further information, see Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 and "Liquidity and Capital Resources" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part I of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    10.1 Sale and Purchase Agreement, dated April 10, 1995, between Global Marine Australia Inc. and Dual Drilling Company. (Incorporated herein by this reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-3 (No. 33-58577) filed with the Commission on April 13, 1995.)

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

(b)      Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the first quarter of 1995.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GLOBAL MARINE INC.
                               (Registrant)


Dated:  May 11, 1995       /s/ Thomas R. Johnson

                      Thomas  R. Johnson
                      Vice President and Corporate Controller
                      (Duly Authorized Officer and Principal Accounting
                       Officer of the Registrant)