Form 10-Q
period 1995-06-30
GLOBAL MARINE INC
filed 1995-08-10
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1995
                           or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13
       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value, 165,123,205 shares outstanding as of July
31, 1995.
                            GLOBAL MARINE INC.

                      TABLE OF CONTENTS TO FORM 10-Q

                        QUARTER ENDED JUNE 30, 1995





PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

              Report of Independent Accountants

              Condensed Consolidated Statement of Operations
                  Three and Six Months Ended June 30, 1995, and 1994

              Condensed Consolidated Balance Sheet
                  June 30, 1995, and December 31, 1994

              Condensed Consolidated Statement of Cash Flows
                  Six Months Ended June 30, 1995, and 1994

              Notes to Condensed Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE






PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of June 30, 1995, and the related condensed consolidated statement of operations for the three- and six-month periods ended June 30, 1995 and 1994, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 1995, and 1994. These financial statements are the responsibility of the Company's management.

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



                                  /s/ Coopers & Lybrand L.L.P.

Houston, Texas
August 9, 1995

                     GLOBAL MARINE INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  (in millions, except per share amounts)
                                                         Three Months Ended           Six Months Ended
                                                               June 30,                   June 30,
                                                         -------------------         ------------------
                                                          1995         1994           1995        1994
                                                         ------       ------         ------      ------

Revenues:
  Contract drilling                                       $59.4       $ 45.0         $116.1      $ 95.4
  Drilling management                                      40.2         28.8           97.2        43.6
  Oil and gas                                               2.8          2.5            5.2         5.3
                                                         ------       ------         ------      ------
    Total revenues                                        102.4         76.3          218.5       144.3

Expenses:
   Contract drilling                                       41.0         33.4           83.5        69.2
   Drilling management                                     34.9         24.5           87.1        39.3
   Oil and gas                                               .8           .7            2.0         1.7
   Depreciation, depletion and amortization (Note 3)        7.3          9.3           14.5        18.6
   General and administrative                               3.7          3.5            7.0         6.8
                                                         ------       ------         ------      ------
      Total operating expenses                             87.7         71.4          194.1       135.6
                                                         ------       ------         ------      ------
      Operating income                                     14.7          4.9           24.4         8.7

Other income (expense):
   Interest expense                                        (7.5)        (7.5)         (15.1)      (15.1)
   Interest capitalized                                     1.8           .8            3.4         1.3
   Interest income                                          1.3           .7            2.3         1.3
   Gain on sale of offshore drilling rig (Note 5)          14.7            -           14.7           -
   Other                                                    (.1)          .3              -         1.4
                                                         ------       ------         ------      ------
      Total other income (expense)                         10.2         (5.7)           5.3       (11.1)
                                                         ------       ------         ------      ------

      Income (loss) before income taxes                    24.9          (.8)          29.7        (2.4)

Income tax expense                                           .7            -            1.0          .1
                                                         ------       ------         ------      ------

Income (loss) before cumulative effect
   of change in accounting principle                       24.2          (.8)          28.7        (2.5)
Cumulative effect of change in accounting
   for postemployment benefits                                -            -              -        (3.5)
                                                         ------       ------         ------      ------

   Net income (loss)                                     $ 24.2       $  (.8)        $ 28.7      $ (6.0)
                                                         ======       ======         ======      ======

Net income (loss) per common share:
   Before cumulative effect of
      change in accounting principle                     $ 0.14       $ 0.00         $ 0.17      $(0.02)
   Cumulative effect of change in accounting for
      postemployment benefits                                 -            -              -       (0.02)
                                                         ------       ------         ------      ------

   Net income (loss) per common share                    $ 0.14       $ 0.00         $ 0.17      $(0.04)
                                                         ======       ======         ======      ======


         See notes to condensed consolidated financial statements.

                     GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                               (in millions)

                                                                 June 30,     December 31,
                                                                   1995           1994
                                                                 --------     ------------


Current assets:
    Cash and cash equivalents                                     $ 52.7        $ 33.3
    Marketable securities                                           23.2          24.6
    Accounts receivable, net of allowances                          70.5          63.1
    Costs incurred on turnkey drilling contracts in progress        14.9          18.5
    Prepaid expenses                                                 5.8          10.0
    Other current assets                                              .6            .3
                                                                  ------        ------

       Total current assets                                        167.7         149.8

Properties:
    Rigs and drilling equipment, less accumulated
      depreciation of $174.3 and $168.4 at June 30, 1995
      and December 31, 1994, respectively                          357.6         346.9
    Oil and gas properties, full cost method, less
      accumulated depreciation, depletion and amortization
      of $28.4 and $26.9 at June 30, 1995 and
      December 31, 1994, respectively                                8.8           6.5
                                                                  ------        ------

       Net properties                                              366.4         353.4

Other assets                                                         6.4           9.2
                                                                  ------        ------

       Total assets                                               $540.5        $512.4
                                                                  ======        ======
















         See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                               (in millions)
                                                                   June 30,        December 31,
                                                                     1995              1994
                                                                   --------        ------------


Current liabilities:
    Accounts payable                                                $ 36.0            $ 39.5
    Accrued liabilities:
        Compensation and related employee costs                        9.1               9.0
        Claims and allowances                                          2.5               1.4
        Income taxes                                                   2.7               1.9
        Interest                                                       1.2               1.2
        Other                                                          3.2               3.4
                                                                    ------            ------

         Total current liabilities                                    54.7              56.4

Long-term debt                                                       225.0             225.0
Other long-term liabilities                                           17.9              18.7

Shareholders' equity:
    Preferred stock, $0.01 par value, 10 million
        shares authorized, no shares issued or outstanding               -                 -
    Common stock, $0.10 par value, 300 million shares
        authorized, 165,068,034 shares and 164,408,185
        shares issued and outstanding at June 30, 1995
        and December 31, 1994, respectively                           16.5              16.4
    Additional paid-in capital                                       262.0             260.2
    Accumulated deficit                                              (35.6)            (64.3)
                                                                    ------            ------

         Total shareholders' equity                                  242.9             212.3
                                                                    ------            ------

                Total liabilities and shareholders' equity          $540.5            $512.4
                                                                    ======            ======













         See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                                                   Six Months Ended
                                                                         June 30,
                                                                  -------------------
                                                                   1995         1994
                                                                  ------       ------

Cash flows from operating activities:
    Net income (loss)                                             $ 28.7       $ (6.0)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
        Depreciation, depletion and amortization                    14.5         18.6
        Gain on sale of offshore drilling rig                      (14.7)           -
        Cumulative effect of change in accounting principle            -          3.5
        (Increase) decrease in accounts receivable                  (7.4)         6.7
        Decrease in note receivable                                    -         17.9
        (Increase) decrease in costs incurred on turnkey
         drilling contracts in progress                              3.6         (4.4)
        Decrease in other current assets                             3.9          1.2
        Increase (decrease) in accounts payable                     (3.5)         3.1
        Increase (decrease) in other accrued liabilities             3.5          (.1)
        Other, net                                                   1.8          3.3
                                                                  ------       ------

          Net cash flow provided by operating activities            30.4         43.8

Cash flows from investing activities:
    Proceeds from maturities of held-to-maturity securities         45.1         19.5
    Proceeds from sales of properties and equipment                 23.4          1.7
    Purchases of held-to-maturity securities                       (43.7)       (20.0)
    Capital expenditures                                           (36.2)       (41.2)
    Proceeds from sales of available-for-sale securities               -          6.0
    Other                                                              -           .4
                                                                  ------       ------

        Net cash flow used in investing activities                 (11.4)       (33.6)

Cash flows from financing activities:
    Proceeds from exercise of employee stock options                  .4           .6
                                                                  ------       ------

        Net cash flow provided by financing activities                .4           .6
                                                                  ------       ------

Increase in cash and cash equivalents                               19.4         10.8

Cash and cash equivalents at beginning of period                    33.3         31.2
                                                                  ------       ------

Cash and cash equivalents at end of period                        $ 52.7       $ 42.0
                                                                  ======       ======



         See notes to condensed consolidated financial statements.

                          GLOBAL MARINE INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

NOTE 1 - GENERAL

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to the prior-year periods to conform to the current-period presentation.

The term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to the Company's consolidated subsidiaries.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable, and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. The adoption of SFAS No. 121 had no effect on the Company's results of operations or financial position.

NOTE 3 - CHANGE IN ESTIMATED RIG LIVES

Effective January 1, 1995, the Company increased to 25 years the estimated useful lives of its jackup drilling rigs and increased to 20 years the estimated useful lives of its semisubmersible drilling rigs and drillship. In addition, salvage values were reduced to $500,000 per rig for jackups and $1,000,000 per rig for both semisubmersibles and the drillship. The effect of the change in estimated service lives and salvage values was a reduction in depreciation expense of $2.7 million and $5.3 million for the three and six months ended June 30, 1995, respectively.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Net income per common share is based on the weighted average number of common shares outstanding and, for those periods in which they have a dilutive effect, shares contingently issuable due to outstanding employee stock options. The net loss per common share is based on the weighted average number of common shares outstanding. Net income per common share for the three and six months ended June 30, 1995 were based on 168,757,895 and 164,795,145 shares, respectively. Shares for the three months ended June 30, 1995 included 3,811,347 contingently issuable shares attributable to outstanding employee stock options. Net income per share for the six months ended June 30, 1995 excluded the effect of contingently issuable shares because their effect was not material. The net losses per common share for the three and six months ended June 30, 1994 were based on 163,494,599 and 163,313,127 weighted average common shares outstanding, respectively.

NOTE 5 - SALE OF OFFSHORE DRILLING RIG

On June 2, 1995, the Company completed the sale of one of its offshore drilling rigs, the Glomar Main Pass III, to Dual Drilling Company, the customer that had been bareboat chartering the rig from the Company. The Company received net proceeds of $22.4 million in cash and recognized a gain of $14.7 million in the second quarter of 1995.

NOTE 6 - PURCHASE OF GLOMAR BEAUFORT SEA I

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

SUMMARY

The Company reported operating income of $14.7 million for the second quarter of 1995 compared to $4.9 million for the prior-year second quarter. For the six months ended June 30, 1995, the Company reported operating income of $24.4 million compared to $8.7 million for the six months ended June 30, 1994. The improvement in operating results is primarily due to generally higher contract drilling dayrates and utilization, lower depreciation expense due to a change in estimated rig service lives and, for the six months ended June 30, 1995, an increase in the number of turnkey wells completed. Data relating to the Company's operations by business segment follows:

                                       Three Months Ended June 30,                 Six Months Ended June 30,
                                     --------------------------------        -----------------------------------
                                                           Increase                                    Increase
                                      1995       1994      (Decrease)         1995          1994      (Decrease)
                                     ------     ------     ----------        ------        ------     ----------
                                                                  (in millions)
Revenues:
  Contract drilling                  $ 60.6     $ 46.7      $ 13.9           $118.0        $ 98.6       $ 19.4
  Drilling management                  40.2       30.1        10.1             99.5          44.9         54.6
  Oil and gas                           2.8        2.5         0.3              5.2           5.3         (0.1)
  Less: Intersegment revenues          (1.2)      (3.0)        1.8             (4.2)         (4.5)         0.3
                                     ------     ------      ------           ------        ------       ------
    Total revenues                   $102.4     $ 76.3      $ 26.1           $218.5        $144.3       $ 74.2
                                     ======     ======      ======           ======        ======       ======

Operating income:
  Contract drilling                  $ 12.0     $  2.9      $  9.1           $ 19.8        $  8.9       $ 10.9
  Drilling management                   5.3        4.3         1.0             10.1           4.3          5.8
  Oil and gas                           1.3        1.2         0.1              1.8           2.5         (0.7)
  Corporate expenses                   (3.9)      (3.5)       (0.4)            (7.3)         (7.0)        (0.3)
                                     ------     ------      ------           ------        ------       ------
    Total operating income           $ 14.7     $  4.9      $  9.8           $ 24.4        $  8.7       $ 15.7
                                     ======     ======      ======           ======        ======       ======

The Company reported net income of $24.2 million for the quarter ended June 30, 1995 as compared with a net loss of $0.8 million for the quarter ended June 30, 1994. Net income for the second quarter of 1995 included a $14.3 million after-tax gain on the sale of an offshore drilling rig. Excluding the gain, net income for the second quarter of 1995 was $9.9 million. For the first half of 1995, the Company reported net income of $14.4 million, excluding the gain on the sale of the rig, as compared with a net loss of $6.0 million for the first half of 1994. The net loss for the first half of 1994 included a $3.5 million charge for the cumulative effect of a required change in accounting for postemployment benefits. Excluding the effect of the accounting change, the net loss for the first half of 1994 was $2.5 million. The Company expects to report net income for the full year 1995 due to improved contract and turnkey drilling operations.

In the U.K. sector of the North Sea, increased rig demand and a decrease in the number of rigs available, among other factors, have resulted in higher contract drilling dayrates since October of 1994. Offshore West Africa, dayrates and industry utilization remain stable despite political unrest. In the U.S. Gulf of Mexico, industry demand began weakening in late December 1994 due to seasonal factors, but stabilized during the first quarter of 1995. Since March 1995, demand in the U.S. Gulf of Mexico has increased, and, as of August 8, 1995, 139 Gulf rigs were under contract, up from a low of 109 earlier in the year. Further strengthening is not expected, however, without an increase in natural gas prices.

CONTRACT DRILLING OPERATIONS

Data with respect to the Company's contract drilling operations follows:

                                           Three Months Ended June 30,                  Six Months Ended June 30,
                                        ----------------------------------         -------------------------------------
                                                                 Increase                                      Increase
                                          1995        1994      (Decrease)           1995         1994        (Decrease)
                                        --------    --------    ----------         --------     --------      ----------

Contract drilling revenues by area
    (in millions) (1):
   North Sea                            $  12.4     $   4.5     $   7.9            $  21.3      $  11.1       $  10.2
   West Africa                             12.1         6.8         5.3               22.4         13.9           8.5
   Gulf of Mexico                          27.3        27.5        (0.2)              55.9         57.3          (1.4)
   Other                                    8.8         7.9         0.9               18.4         16.3           2.1
                                        -------     -------     -------            -------      -------       -------
      Total                             $  60.6     $  46.7     $  13.9            $ 118.0      $  98.6       $  19.4
                                        =======     =======     =======            =======      =======       =======

Average rig utilization                      95%         87%                            92%          90%

Average dayrate (2)                     $27,400     $23,200                        $27,400      $23,800

-------------------
(1)   Includes revenues earned from affiliates.
(2)   Contract drilling revenues less non-rig related revenues
      divided by aggregate contract days.

Of the $13.9 million increase in contract drilling revenues for the three months ended June 30, 1995 compared to the comparable quarter of 1994, $7.4 million was attributable to increases in dayrates, $5.0 million was attributable to increases in rig utilization, and $1.5 million was attributable to an increase in non-dayrate revenue. Of the $19.4 million increase in contract drilling revenues for the first half of 1995 compared to the first half of 1994, $13.5 million was attributable to increases in dayrates, $5.1 million was attributable to increases in rig utilization, and $0.8 million was attributable to an increase in non-dayrate revenue.

Revenues from the North Sea increased for the three and six months ended June 30, 1995 as compared with the comparable periods of 1994, due to higher utilization and higher dayrates. Revenues attributable to offshore West Africa increased over the same periods primarily due to the 1994 mobilization of two rigs to West Africa (one from Saudi Arabia and the other from Alaska) and the May 1995 commencement of operations of the Glomar Adriatic IX. Revenues from the Gulf of Mexico decreased in both the three and six months ended June 30, 1995 as compared with the comparable prior-year periods due to lower dayrates. Despite the mobilization of two rigs to West Africa, revenues in the "other" category increased due to a significantly higher dayrate and utilization with respect to the drillship in Australia.

Effective January 1, 1995, the Company increased to 25 years the estimated useful lives of its jackup drilling rigs and increased to 20 years the estimated useful lives of its semisubmersible drilling rigs and drillship. In addition, salvage values were reduced to $500,000 per rig for jackups and $1,000,000 per rig for both semisubmersibles and the drillship. The effect of the change in estimated service lives and salvage values was to decrease depreciation expense by approximately $2.7 million and $5.3 million for the three and six months ended June 30, 1995, respectively.

The Company's operating profit margin for contract drilling operations for the three and six months ended June 30, 1995, increased to 20% and 17%, respectively, from 6% and 9% for the comparable prior-year periods. The increase in operating profit margin was due to higher dayrates earned on the Company's rigs in 1995 as well as to the decrease in depreciation expense discussed above. Operating expenses other than depreciation increased by $7.1 million and $13.0 million for the three and six months ended June 30, 1995, respectively. The increase in operating expenses was due in part to (i) the September 1994 commencement of a drilling contract in Angola for a rig which, in the first half of 1994, was leased to an operator in Saudi Arabia under a bareboat charter agreement, (ii) the March 1995 commencement of a drilling contract for a rig in Nigeria after mobilizing it from Alaska where it was on standby for a customer in 1994, (iii) higher utilization of the two North Sea semisubmersible rigs which were idle for much of the first half of 1994, and (iv) the operation of the Company's drillship in 1995 in Australia, which is a more costly market in which to operate than is Indonesia, where the rig operated in the first half of 1994.

During the first six months of 1995, three rigs, the Glomar Adriatic IX, Glomar Adriatic X, and Glomar Adriatic XI, were not in service for all or part of the time. The Glomar Adriatic XI is currently undergoing extensive modifications, primarily to replace the rig's existing special-purpose drilling equipment with an enhanced drilling package. The rig is under contract to begin operations for a customer in the North Sea after modifications are completed in September 1995. The Glomar Adriatic IX and Glomar Adriatic X were purchased by the Company in February 1994 and have been undergoing refurbishment since that time. Refurbishment of the Glomar Adriatic IX was completed in March 1995, and the rig was mobilized to Nigeria where it began drilling in May 1995. Refurbishment of the Glomar Adriatic X is expected to be completed in September 1995. At that time the rig will mobilize to Angola where it is scheduled to begin drilling for a customer in November 1995.

Industry demand for contract drilling services in the U.S. Gulf of Mexico began weakening in late December 1994. This seasonal decline was exacerbated by low natural gas prices, and the number of rigs under contract fell from approximately 140 in December 1994 to 109 in February 1995. As a result of this weakness, dayrates received for newly contracted jackups in the Gulf of Mexico trended downward between November 1994 and March 1995. Despite stagnant 1995 natural gas prices, drilling demand in the Gulf has increased since March and, as of August 8, 1995, 139 Gulf rigs were under contract. As demand increased, dayrates for jackups in the Gulf began recovering. Aside from the seasonal recovery, the strength in demand in the U.S. Gulf of Mexico beginning in the second quarter of 1995 can be attributed to, among other things, improved seismic and drilling technologies which have lowered the finding costs of oil and gas, making exploration and production economical at lower oil and natural gas prices. Unless gas prices increase from current levels, however, further strengthening in demand and dayrates in the Gulf of Mexico is not expected to continue.

The effect on the Company of the decline in dayrates in the U.S. Gulf of Mexico was limited. For the three and six months ended June 30, 1995, the Company's revenues derived from the Gulf of Mexico decreased by $1.7 million and $3.3 million, respectively, as a result of the decline in dayrates. Partially offsetting such declines were increases in utilization and non-dayrate revenue in the Gulf which increased Gulf revenues by $1.5 million and $1.9 million for the three and six months ended June 30, 1995, respectively, over the comparable prior-year periods. As of August 8, 1995, all twelve of the Company's rigs in the Gulf of Mexico were under contract. The Company averaged 100 percent utilization for its rigs in the Gulf of Mexico in the first six months of 1995.

Offshore West Africa, average demand increased to 30 rigs under contract (81 percent utilization) for the quarter ended June 30, 1995, from 29 rigs (83 percent utilization) for the quarter ended March 31, 1995, and 23 rigs (72 percent utilization) for the second quarter of 1994. For the first six months of 1995, average demand increased to 29 rigs under contract (81 percent utilization) from 23 rigs under contract (73 percent utilization) for the first six months of 1994. As of August 8, 1995, all six of the Company's rigs located offshore West Africa were under contract. The Company's average utilization rate for its rigs in West Africa in the first six months of 1995 was 89 percent.

In the U.K. sector of the North Sea, (i) promising oil discoveries west of the Shetland Islands, (ii) operators' increased drilling to fulfill commitments to drill previously awarded blocks, (iii) fewer available North Sea rigs as a result of mobilizations to other areas, (iv) higher oil prices and (v) increased levels of operators' cash flow, among other factors, have resulted in higher North Sea dayrates in 1995, particularly for semisubmersible rigs, as operators contracted available rigs to fulfill 1995 drilling programs. In the North Sea, average demand increased to 68 rigs under contract (87 percent utilization) for the quarter ended June 30, 1995, from 63 rigs (80 percent utilization) for the quarter ended March 31, 1995, and 60 rigs (71 percent utilization) for the second quarter of 1994. For the first six months of 1995, average demand increased to 66 rigs under contract (84 percent utilization) from 65 rigs under contract (75 percent utilization) for the first six months of 1994. As of August 8, 1995, all three of the Company's drilling rigs in the North Sea were under contract. The Company averaged 100 percent utilization for its drilling rigs in the North Sea in the first six months of 1995.

The Company anticipates that contracts on 16 of the Company's 26 rigs under contract or letter of intent as of August 8, 1995, will expire at varying times on or prior to September 30, 1995. No assurance can be made that the Company will obtain drilling contracts for the rig in service that is presently available or for its other rigs upon the completion of existing contracts. Short-term contracts have been typical in the industry for the past decade. The Company considers its upcoming contract expirations typical of prevailing market conditions and in the normal course of business.

DRILLING MANAGEMENT SERVICES

Drilling management services reported a $10.1 million increase in revenues, from $30.1 million in the second quarter of 1994 to $40.2 million in the second quarter of 1995, and a $1.0 million increase in operating income, from $4.3 million in the second quarter of 1994 to $5.3 million in the second quarter of 1995. The $10.1 million increase in revenues consisted of $13.9 million attributable to the completion work on a multi-well North Sea turnkey project in the second quarter of 1995 and a $4.6 million increase attributable to higher turnkey revenues per well, offset by a $7.7 million reduction attributable to a decline in the number of turnkey wells drilled, from 13 in the second quarter of 1994 to 10 in the second quarter of 1995, and a $0.7 million decrease in other drilling management revenues. Turnkey revenues per well increased as a result of completing two higher-risk, technically difficult wells, one offshore Nigeria and one offshore Spain, in the second quarter of 1995. Despite the increase in operating income, such amount expressed as a percentage of revenues declined slightly to approximately 13 percent for the quarter ended June 30, 1995, from 14 percent for the comparable quarter of 1994.

For the first half of 1995, drilling management services reported a $54.6 million increase in revenues, from $44.9 million in the first six months of 1994 to $99.5 million in the first six months of 1995, and a $5.8 million increase in operating income, from $4.3 million in the first half of 1994 to $10.1 million in the first half of 1995. The $54.6 million increase in revenues for the period consisted of a $32.9 million increase attributable to an increase in the number of wells drilled, from 17 in the first half of 1994 to 28 in the first half of 1995, $13.9 million from the completion work on the multi-well North Sea project and a $10.5 million increase attributable to higher turnkey revenues per well, offset by a $2.7 million decline in other revenues. The increase in the number of turnkey wells drilled was attributable in part to oil and gas operators' increased acceptance of turnkey drilling as an alternative to dayrate contract drilling in the U.S. Gulf of Mexico, West Africa and Europe. Operating income for drilling management services expressed as a percentage of drilling management revenues approximated 10 percent for each of the six-month periods ended June 30, 1995 and 1994.

OIL AND GAS OPERATIONS

Production volume and price information with respect to the Company's sales of oil and gas follows:

                                                    Three Months Ended June 30,               Six Months Ended June 30,
                                                  --------------------------------        ---------------------------------
                                                                          Percentage                               Percentage
                                                   1995         1994        Change         1995          1994        Change
                                                  ------       ------       ------        ------        ------       ------

Gas:
   Production (in millions of cubic feet)          1,203          996        +21%          2,312         2,034        +14%
   Average sale price (per thousand cubic feet)    $1.68        $1.90        -12%          $1.59         $2.06        -23%

Oil:
   Production (in barrels)                        45,637       38,305        +19%         88,094        74,028        +19%
   Average sale price (per barrel)                $16.40       $16.20        +1%          $16.96        $14.81        +15%

Oil and gas revenues of $2.8 million and operating income of $1.3 million for the second quarter of 1995 were higher than the comparable prior-year period by $0.3 million and $0.1 million, respectively. The increase in revenues was primarily attributable to higher volumes of gas and oil produced due to production from two new properties, partially offset by lower gas prices. The increase in operating income was attributable to the higher revenues, partially offset by higher depletion expense due to an increase in the depletion rate and to the increase in production volume.

Oil and gas revenues of $5.2 million and operating income of $1.8 million for the first six months of 1995 were lower than the comparable prior-year period by $0.1 million and $0.7 million, respectively. The decrease in revenues was primarily due to lower gas prices, partially offset by higher oil prices and higher volumes of oil and gas produced due to production from the two new properties. The decrease in operating income was attributable to higher depletion expense due to an increase in the depletion rate and to the increase in production volume, higher employee severance costs and lower revenues.

OTHER INCOME AND EXPENSE

In June 1995 the Company completed the sale of its offshore drilling rig, the Glomar Main Pass III, for $22.4 million in cash, net of expenses, and recognized a gain of $14.7 million in the second quarter.

Interest capitalized for the three and six months ended June 30, 1995, increased by $1.0 million and $2.1 million, respectively, as compared with the comparable prior-year periods. The increase in interest capitalized was primarily due to the construction work on the Glomar Adriatic XI, which was acquired in November 1994, and to higher amounts capitalized with respect to the Glomar Adriatic IX and Glomar Adriatic X as a result of continuing capital expenditures.

Interest income in the three and six months ended June 30, 1995 increased by $0.6 million and $1.0 million, respectively, from the comparable prior-year periods due to higher short-term investment balances and to higher interest rates earned thereon.

The Company recognized and received dividend income of $0.2 million and $1.3 million in the three and six months ended June 30, 1994, respectively, on its investment in Transco Energy Company common stock, which the Company sold in 1994.

Despite reporting pretax income for the three and six months ended June 30, 1995, the provision for income taxes was not significant due to the utilization of net operating loss carryforwards for U.S. federal income tax purposes. Income tax expense for the six months ended June 30, 1994 primarily consisted of income taxes applicable to foreign countries in which the Company had no loss carryforwards.

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

Capital expenditures for the full year 1995 are anticipated to be $66 million, including $21 million for the completion of the refurbishment and mobilization of the Glomar Adriatic IX and Glomar Adriatic X, $20 million for the replacement of the drilling package and other improvements with respect to the Glomar Adriatic XI, $14 million for improvements to the remainder of the drilling fleet, $4 million for interest capitalized, $4 million for exploration costs in connection with the Company's oil and gas operations, and $3 million for other expenditures.

For the six months ended June 30, 1995, cash flow provided by operating activities amounted to $30.4 million. An additional $23.4 million was provided from sales of properties and equipment. From the $53.8 million sum of cash flow from operations and sales of properties and equipment, $36.2 million was used for capital expenditures. For the comparable prior-year period, cash flow provided by operating activities totaled $43.8 million. The prior year period included $17.9 million in proceeds from the liquidation of the promissory note received in connection with the 1992 settlement of the Company's take-or-pay litigation against Transcontinental Gas Pipe Line Corporation.

As of June 30, 1995, the Company had $75.9 million in cash, cash equivalents and marketable securities, including $7.6 million which was restricted from use for general corporate purposes. The restricted amount includes $5.3 million in proceeds from asset sales and $2.3 million collateralizing outstanding operating letters of credit. The use of the proceeds from sales of assets is limited under the terms of the indenture governing the Senior Secured Notes. As of December 31, 1994, the Company had $57.9 million in cash and marketable securities, including restricted amounts of $19.3 million.

The Company believes that it will be able to meet all of its current obligations, including capital expenditures and debt service, from its cash flow from operations and its cash, cash equivalents and marketable securities.

On April 13, 1995, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 for the proposed offering from time to time of (i) debt securities, which may be subordinated to other indebtedness of the Company, (ii) shares of preferred stock, $.01 par value per share, and/or (iii) shares of common stock, $.10 par value per share, for an aggregate initial public offering price not to exceed $75 million. Any net proceeds from the sale of offered securities would be used for general corporate purposes which may include, but are not limited to, capital expenditures and the financing of acquisitions. The Registration Statement was declared effective by the Commission on June 13, 1995. The Company has not yet offered for sale or sold any securities under the Registration Statement.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 10, 1995. At the meeting, three directors were elected by a vote of holders of Common Stock, $.10 par value per share, as outlined in the Company's Proxy Statement relating to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and
(iii) all of such nominees were elected. The following numbers of votes were cast as to the director nominees: Patrick M. Ahern, 144,785,836 votes for and 1,534,294 votes withheld; C. Russell Luigs, 144,787,459 votes for and 1,532,671 votes withheld; and William R. Thomas, 144,788,681 votes for and 1,531,449 votes withheld. Also voted upon at the Annual Meeting was the ratification of the appointment of Coopers & Lybrand L.L.P. as independent certified public accountants of the Company and its subsidiaries for 1995, with 144,535,536 votes being cast for ratification, 607,875 votes being cast against ratification, and 1,176,719 abstentions and broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

    10.1  First Amendment to Global Marine Inc. 1990 Non-Employee
          Director Stock Option Plan.

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

(b)       Reports on Form 8-K

          The Company did not file any Current Reports on Form 8-K during the second quarter of 1995.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GLOBAL MARINE INC.
                               (Registrant)


Dated:  August 10, 1995        /s/ Thomas R. Johnson

                               Thomas  R. Johnson
                               Vice President and Corporate Controller
                               (Duly Authorized Officer and Principal Accounting Officer of the Registrant)