Form 10-Q
period 1995-09-30
GLOBAL MARINE INC
filed 1995-11-09
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1995
                                          or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13
       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value, 165,450,617 shares outstanding as of October 31, 1995.

                             GLOBAL MARINE INC.

                      TABLE OF CONTENTS TO FORM 10-Q

                     QUARTER ENDED SEPTEMBER 30, 1995




PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Report of Independent Accountants

          Condensed Consolidated Statement of Operations
              Three and Nine Months Ended September 30, 1995, and 1994

          Condensed Consolidated Balance Sheet
              September 30, 1995, and December 31, 1994

          Condensed Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1995, and 1994

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



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of September 30, 1995, and the related condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 1995 and 1994, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1995, and 1994. These financial statements are the responsibility of the Company's management.

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


                                  /s/ Coopers & Lybrand L.L.P.

Houston, Texas
November 9, 1995

                     GLOBAL MARINE INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  (in millions, except per share amounts)
                                                           Three Months Ended        Nine Months Ended
                                                              September 30,             September 30,
                                                           __________________        _________________
                                                           1995          1994        1995         1994
                                                           ____          ____        ____         ____

Revenues:
   Contract drilling                                      $ 61.4        $ 56.1       $177.5      $151.5
   Drilling management                                      71.9          33.1        169.1        76.7
   Oil and gas                                               2.5           2.2          7.7         7.5
                                                          ______        ______       ______      ______
      Total revenues                                       135.8          91.4        354.3       235.7
                                                          ______        ______       ______      ______

Expenses:
   Contract drilling                                        39.9          40.1        123.4       109.3
   Drilling management                                      68.4          30.9        155.5        70.2
   Oil and gas                                                .7           1.1          2.7         2.8
   Depreciation, depletion and amortization (Note 3)         7.9           9.3         22.4        27.9
   General and administrative                                3.4           3.2         10.4        10.0
                                                          ______        ______       ______      ______
      Total operating expenses                             120.3          84.6        314.4       220.2
                                                          ______        ______       ______      ______
      Operating income                                      15.5           6.8         39.9        15.5
                                                          ______        ______       ______      ______

Other income (expense):
   Interest expense                                         (7.6)         (7.6)       (22.7)      (22.7)
   Interest capitalized                                      1.7           1.1          5.1         2.4
   Interest income                                           1.1            .9          3.4         2.2
   Gain on sale of offshore drilling rig (Note 5)              -             -         14.7           -
   Other                                                      .1            .3           .1         1.7
                                                          ______        ______       ______      ______
      Total other income (expense)                          (4.7)         (5.3)          .6       (16.4)
                                                          ______        ______       ______      ______

      Income (loss) before income taxes                     10.8           1.5         40.5         (.9)

Income tax expense                                           1.2            .4          2.2          .5
                                                          ______        ______       ______      ______

Income (loss) before cumulative effect
   of change in accounting principle                         9.6           1.1         38.3        (1.4)
Cumulative effect of change in accounting
   for postemployment benefits                                 -             -            -        (3.5)
                                                          ______        ______       ______      ______

   Net income (loss)                                      $  9.6        $  1.1       $ 38.3      $ (4.9)
                                                          ======        ======       ======      ======

Primary net income (loss) per common share (Note 4):
   Before cumulative effect of
      change in accounting principle                      $ 0.06        $  0.01      $ 0.23      $(0.01)
   Cumulative effect of change in accounting for
      postemployment benefits                                  -              -           -       (0.02)
                                                          ______        _______      ______      ______

   Primary net income (loss) per common share             $ 0.06        $  0.01      $ 0.23      $(0.03)
                                                          ======        =======      ======      ======

Fully diluted net income per common
   and common equivalent share (Note 4):
   Before cumulative effect of change
      in accounting principle                             $ 0.06        $  0.01      $ 0.22      NA
   Cumulative effect of change in accounting
      for postemployment benefits                              -              -           -      NA
                                                          ______        _______      ______

   Fully diluted net income per common
      and common equivalent share                         $ 0.06        $  0.01      $ 0.22     NA
                                                          ======        =======      ======

         See notes to condensed consolidated financial statements.

                     GLOBAL MARINE INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (in millions)
                                                              September 30,      December 31,
                                                                  1995               1994
                                                              ____________       ____________

Current assets:
    Cash and cash equivalents                                   $  35.3            $  33.3
    Marketable securities                                          53.0               24.6
    Accounts receivable, net of allowances                         75.2               63.1
    Costs incurred on turnkey drilling contracts in progress        5.4               18.5
    Prepaid expenses                                                3.8               10.0
    Other current assets                                             .8                 .3
                                                                _______            _______

       Total current assets                                       173.5              149.8

Properties:
    Rigs and drilling equipment, less accumulated
      depreciation of $181.1 and $168.4 at September 30, 1995
      and December 31, 1994, respectively                         372.2              346.9
    Oil and gas properties, full cost method, less
      accumulated depreciation, depletion and amortization
      of $29.2 and $26.9 at September 30, 1995 and
      December 31, 1994, respectively                               8.7                6.5
                                                                _______            _______

       Net properties                                             380.9              353.4

Other assets                                                        6.3                9.2
                                                                _______            _______

       Total assets                                             $ 560.7            $ 512.4
                                                                =======            =======


         See notes to condensed consolidated financial statements.


                     GLOBAL MARINE INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                               (in millions)
                                                                 September 30,   December 31,
                                                                     1995            1994
                                                                 ____________    ____________

Current liabilities:
    Accounts payable                                              $  38.7         $  39.5
    Accrued liabilities:
        Compensation and related employee costs                       9.4             9.0
        Interest                                                      8.4             1.2
        Income taxes                                                  2.1             1.9
        Claims and allowances                                         1.9             1.4
        Other                                                         3.0             3.4
                                                                  _______         _______

         Total current liabilities                                   63.5            56.4

Long-term debt                                                      225.0           225.0
Other long-term liabilities                                          19.0            18.7

Shareholders' equity:
    Preferred stock, $0.01 par value, 10 million
        shares authorized, no shares issued or outstanding              -               -
    Common stock, $0.10 par value, 300 million shares
        authorized, 165,429,117 shares and 164,408,185
        shares issued and outstanding at September 30, 1995
        and December 31, 1994, respectively                          16.5            16.4
    Additional paid-in capital                                      262.7           260.2
    Accumulated deficit                                             (26.0)          (64.3)
                                                                  _______         _______

         Total shareholders' equity                                 253.2           212.3
                                                                  _______         _______

                Total liabilities and shareholders' equity        $ 560.7         $ 512.4
                                                                  =======         =======


         See notes to condensed consolidated financial statements.



                    GLOBAL MARINE INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                                           Nine Months Ended
                                                              September 30,
                                                           __________________
                                                            1995        1994
                                                           ______      ______
Cash flows from operating activities:
    Net income (loss)                                      $ 38.3     $ (4.9)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
        Depreciation, depletion and amortization             22.4       27.9
        Gain on sale of offshore drilling rig               (14.7)         -
        Cumulative effect of change in
           accounting principle                                 -        3.5
        (Increase) decrease in accounts receivable          (12.1)        .2
        Decrease in note receivable                             -       17.9
        (Increase) decrease in costs incurred on
           turnkey drilling contracts in progress            13.1      (18.3)
        Decrease in other current assets                      5.7        4.6
        Increase (decrease) in accounts payable               (.8)      13.4
        Increase in accrued interest                          7.2        7.2
        Increase in other accrued liabilities                 2.4          -
        Other, net                                            3.1        1.0
                                                           ______      _____

        Net cash flow provided by
           operating activities                              64.6       52.5
                                                           ______      _____

Cash flows from investing activities:
    Capital expenditures                                    (58.9)     (49.0)
    Purchases of held-to-maturity securities                (88.4)     (54.7)
    Proceeds from maturities of held-to-maturity
       securities                                            60.0       36.4
    Proceeds from sales of available-for-sale
       securities                                               -       12.1
    Proceeds from sales of assets                            23.6        2.2
    Other                                                       -         .2
                                                           ______      _____

        Net cash flow used in investing activities          (63.7)     (52.8)
                                                           ______      _____

Cash flows from financing activities:
    Proceeds from exercise of employee stock options          1.1         .7
                                                           ______      _____

        Net cash flow provided by financing activities        1.1         .7
                                                           ______      _____

Increase in cash and cash equivalents                         2.0         .4

Cash and cash equivalents at beginning of period             33.3       31.2
                                                           ______     ______

Cash and cash equivalents at end of period                 $ 35.3     $ 31.6
                                                           ======     ======

         See notes to condensed consolidated financial statements.


                  GLOBAL MARINE INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995

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

The term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to the Company's consolidated subsidiaries

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

NOTE 3 - CHANGE IN ESTIMATED RIG LIVES

Effective January 1, 1995, the Company increased to 25 years the estimated useful lives of its jackup drilling rigs and increased to 20 years the estimated useful lives of its semisubmersible drilling rigs and drillship.
In addition, salvage values were reduced to $500,000 per rig for jackups and $1,000,000 per rig for both semisubmersibles and the drillship. The effect of the change in estimated service lives and salvage values was a reduction in depreciation expense of $3.0 million and $8.3 million for the three and nine months ended September 30, 1995, respectively.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Primary and fully diluted net income per common share are computed by dividing net income by the weighted average number of common shares outstanding and, for those periods in which they have a dilutive effect, shares contingently issuable primarily due to outstanding employee stock options. The net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Primary net income or loss per common share was based on 165,209,110 and 164,934,650 shares, respectively, for the three and nine months ended September 30, 1995 and 164,335,575 and 163,657,722 shares, respectively, for the comparable periods of 1994. Primary shares excluded contingently issuable shares because their effect was either not material or antidilutive.

Fully diluted net income per common and common equivalent share was based on 171,633,818 and 171,363,433 shares, respectively, for the three and nine months ended September 30, 1995 and 167,249,142 shares for the three months ended September 30, 1994.

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

NOTE 6 - PURCHASE OF GLOMAR BEAUFORT SEA I

On April 28, 1995, the Company completed the purchase of the GLOMAR BEAUFORT SEA I, which, prior to January 1995, had been chartered by the Company under a long-term lease. The Company has agreed to pay a purchase price of up to $9.3 million out of the rig's future cash flow or proceeds from the sale of the rig, if any. The full $9.3 million will be paid only if the Company's share of future cash flow or rig sale proceeds exceeds $48 million. The Company will have no obligation to pay any amount if the rig fails to generate any future cash flow. The GLOMAR BEAUFORT SEA I, which is most suitable for operation in arctic regions, was last under contract in September 1990.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

SUMMARY

The Company reported operating income of $15.5 million for the third quarter of 1995 compared to $6.8 million for the prior-year third quarter. For the nine months ended September 30, 1995, the Company reported operating income of $39.9 million compared to $15.5 million for the nine months ended September 30, 1994. The improvement in operating results is primarily due to generally higher contract drilling dayrates and utilization, lower depreciation expense due to a change in estimated rig service lives and an increase in the number of turnkey wells completed. Data relating to the Company's operations by business segment follows:

                                     Three Months Ended September 30,         Nine Months Ended September 30,
                                     ________________________________         _______________________________
                                                            Increase                                Increase
                                      1995        1994     (Decrease)           1995      1994     (Decrease)
                                     ______      ______    __________          ______    ______    __________
                                                                    (in millions)
Revenues:
  Contract drilling                  $ 66.3       $56.1        $10.2           $184.3    $154.7      $ 29.6
  Drilling management                  72.7        34.2         38.5            172.2      79.1        93.1
  Oil and gas                           2.5         2.2          0.3              7.7       7.5         0.2
  Less: Intersegment revenues          (5.7)       (1.1)        (4.6)            (9.9)     (5.6)       (4.3)
                                     ______       _____        _____           ______    ______      ______
    Total revenues                   $135.8       $91.4        $44.4           $354.3    $235.7      $118.6
                                     ======       =====        =====           ======    ======      ======

Operating income:
  Contract drilling                  $ 14.7       $ 7.3        $ 7.4           $ 34.5    $ 16.2      $ 18.3
  Drilling management                   3.5         2.2          1.3             13.6       6.5         7.1
  Oil and gas                           0.9         0.6          0.3              2.7       3.2        (0.5)
  Corporate expenses                   (3.6)       (3.3)        (0.3)           (10.9)    (10.4)       (0.5)
                                     ------       -----        -----           ------    ------      ------
    Total operating income           $ 15.5       $ 6.8        $ 8.7           $ 39.9    $ 15.5      $ 24.4
                                     ======       =====        =====           ======    ======      ======

The Company reported net income of $9.6 million for the quarter ended September 30, 1995 as compared with net income of $1.1 million for the quarter ended September 30, 1994. For the first nine months of 1995, the Company reported net income of $38.3 million as compared with a net loss of $4.9 million for the comparable prior-year period. Net income for the nine months ended September 30, 1995 included a $14.3 million after-tax gain on the sale of the offshore drilling rig, GLOMAR MAIN PASS III. Excluding the gain, net income for the first nine months of 1995 was $24.0 million. The net loss for the nine months ended September 30, 1994 included a $3.5 million charge for the cumulative effect of a required change in accounting for postemployment benefits. Excluding the effect of the accounting change, the net loss for the first nine months of 1994 was $1.4 million.

In the U.K. sector of the North Sea, increased rig demand and a decrease in the number of rigs available have resulted in higher contract drilling dayrates in 1995 as compared with 1994, particularly for semisubmersible rigs. A current oversupply of natural gas in the North Sea's U.K. sector, however, has created recent uncertainty regarding future demand for North Sea jackups. An oversupply of jackups in the North Sea, which could result from any reduction in future demand, could put downward pressure on dayrates and utilization rates for the Company's two jackup drilling rigs which operate in the U.K. sector of the North Sea. Offshore West Africa, industry utilization and dayrates have steadily improved since the end of 1994. In the U.S. Gulf of Mexico, industry demand began weakening in late December 1994 due to seasonal factors, but stabilized during the first quarter of 1995. Since March 1995, demand in the U.S. Gulf of Mexico has increased, and, as of October 25, 1995, 145 Gulf rigs were under contract, up from a low of 109 earlier in the year. A substantial strengthening in future demand is not expected to occur in the Gulf, however, absent an increase in natural gas prices.

CONTRACT DRILLING OPERATIONS

Data with respect to the Company's contract drilling operations follows:

                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                         ________________________________     _______________________________
                                                                Increase                             Increase
                                         1995       1994       (Decrease)      1995       1994      (Decrease)
                                        ______     ______      __________     ______     ______     __________

Contract drilling revenues by area
    (in millions) (1):
   West Africa                           $15.2      $ 7.6         $ 7.6       $ 37.6     $ 21.5       $16.1
   North Sea                              15.0        9.6           5.4         36.3       20.7        15.6
   Gulf of Mexico                         27.9       27.7           0.2         83.8       85.0        (1.2)
   Other                                   8.2       11.2          (3.0)        26.6       27.5        (0.9)
                                         _____      _____         _____       ______     ______       _____
      Total                              $66.3      $56.1         $10.2       $184.3     $154.7       $29.6
                                         =====      =====         =====       ======     ======       =====

Average rig utilization                     95%        92%                        93%        90%

Average dayrate (2)                    $29,100    $26,800                    $28,000    $24,800


___________________
(1)   Includes revenues earned from affiliates.
(2) Contract drilling revenues less non-rig related revenues divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.


Of the $10.2 million increase in contract drilling revenues for the three months ended September 30, 1995 compared to the comparable quarter of 1994, $6.7 million was attributable to increases in dayrates, $2.3 million was attributable to increases in rig utilization, and $1.2 million was attributable to an increase in non-dayrate revenue. Of the $29.6 million increase in contract drilling revenues for the first nine months of 1995 compared to the first nine months of 1994, $20.2 million was attributable to increases in dayrates, $7.4 million was attributable to increases in rig utilization, and $2.0 million was attributable to an increase in non-dayrate revenue.

Revenues attributable to offshore West Africa increased for the three and nine months ended September 30, 1995, as compared with the comparable periods of 1994, primarily due to the 1994 mobilization of two rigs to West Africa (one from Saudi Arabia and the other from Alaska) and the May 1995 commencement of operations of the GLOMAR ADRIATIC IX. Revenues from the North Sea increased over the same periods due to higher utilization and higher dayrates. Revenues from the Gulf of Mexico decreased in the nine months ended September 30, 1995, as compared with the comparable prior-year period due to lower dayrates. Despite higher utilization and a significantly higher dayrate with respect to the Company's drillship in Australia, revenues in the "other" category decreased due to the mobilization of two rigs to West Africa in 1994 and the sale of the GLOMAR MAIN PASS III in the second quarter of 1995.

Effective January 1, 1995, the Company increased to 25 years the estimated useful lives of its jackup drilling rigs and increased to 20 years the estimated useful lives of its semisubmersible drilling rigs and drillship. In addition, salvage values were reduced to $500,000 per rig for jackups and $1,000,000 per rig for both semisubmersibles and the drillship. The effect of the change in estimated service lives and salvage values was to decrease depreciation expense by approximately $3.0 million and $8.3 million for the three and nine months ended September 30, 1995, respectively.

The Company's operating profit margin for contract drilling operations for the three and nine months ended September 30, 1995, increased to 22% and 19%, respectively, from 13% and 10% for the comparable prior-year periods. The increase in operating profit margin was due to the decrease in depreciation expense discussed above as well as to higher dayrates earned on the Company's rigs in 1995. Operating expenses other than depreciation increased by $4.7 million and $17.7 million for the three and nine months ended September 30, 1995, respectively, over the comparable prior-year periods. The increase in operating expenses was due in part to (i) the September 1994 commencement of a drilling contract in Angola for a rig which, in the first half of 1994, was leased to an operator in Saudi Arabia under a bareboat charter agreement, (ii) the March 1995 commencement of a drilling contract in Nigeria for a rig which was mobilized from Alaska where it had been on standby for a customer in 1994, (iii) a higher payout under a net revenue-sharing arrangement with Transocean Drilling A.S. with respect to two rigs, (iv) higher utilization of the two North Sea semisubmersible rigs which were idle for a large part of 1994,
(v) the May 1995 commencement of operations of the GLOMAR ADRIATIC IX, which was acquired in 1994, and (vi) the 1995 operation of the Company's drillship in Australia, which is a more costly market in which to operate than is Indonesia, where the rig operated in the first half of 1994.

Three rigs, the GLOMAR ADRIATIC IX, GLOMAR ADRIATIC X, and GLOMAR ADRIATIC XI, were not in service for part or all of the first nine months of 1995. The GLOMAR ADRIATIC IX and GLOMAR ADRIATIC X were purchased by the Company in February 1994 and began undergoing refurbishment at that time. Refurbishment of the GLOMAR ADRIATIC IX was completed in March 1995, and the rig was mobilized to Nigeria where it began drilling in May. Refurbishment of the GLOMAR ADRIATIC X was completed in October 1995, and the rig was mobilized to Angola where it is scheduled to begin drilling for a customer in mid-November. The GLOMAR ADRIATIC XI was purchased by the Company in November 1994 and began operations for a customer in the North Sea in October 1995 after extensive modifications were completed.

With respect to the market for contract drilling services in general, demand in the U.S. Gulf of Mexico began weakening in late December 1994. This seasonal decline was exacerbated by low natural gas prices, and the number of rigs under contract industry-wide fell substantially from December 1994 to February 1995. As a result of this weakening in demand, dayrates received for newly contracted jackups in the Gulf of Mexico trended downward between November 1994 and March 1995. Despite stagnant 1995 natural gas prices, drilling demand in the Gulf has increased since March and, as of October 25, 1995, 145 Gulf rigs were under contract. As demand increased, dayrates for jackups in the Gulf began recovering. Aside from the seasonal recovery, the strength in demand in the U.S. Gulf of Mexico beginning in the second quarter of 1995 can be attributed to, among other things, improved seismic and drilling technologies which have lowered the finding costs of oil and gas and lower oil and gas producers' operating costs, making exploration and production economical at lower oil and natural gas prices. A substantial strengthening in future demand in the U.S. Gulf of Mexico is not expected to occur, however, without an increase in natural gas prices.

The effect on the Company of the decline in dayrates in the U.S. Gulf of Mexico was limited. For the three and nine months ended September 30, 1995, the Company's revenues derived from the Gulf of Mexico decreased by $0.7 million and $4.0 million, respectively, from the comparable prior-year periods as a result of the decline in dayrates. Offsetting such declines were increases in utilization and non-dayrate revenue in the Gulf, which increased Gulf revenues by $0.9 million and $2.8 million for the three and nine months ended September 30, 1995, respectively, over the comparable prior-year periods. As of November 9, 1995, all twelve of the Company's rigs in the Gulf of Mexico were under contract. The Company averaged 100 percent utilization for its rigs in the Gulf of Mexico in the first nine months of 1995.

Offshore West Africa, average demand increased to 32 rigs under contract (84 percent utilization) for the quarter ended September 30, 1995, from 30 rigs (81 percent utilization) for the quarter ended June 30, 1995, and 24 rigs (75 percent utilization) for the third quarter of 1994. For the first nine months of 1995, average demand increased to 30 rig under contract (83 percent utilization) from 23 rigs under contract (73 percent utilization) for the first nine months of 1994. As of November 9, 1995, all seven of the Company's rigs located offshore West Africa were under contract. The Company's average utilization rate for its rigs in West Africa in the first nine months of 1995 was 93 percent.

In the U.K. sector of the North Sea, dayrates have increased over 1994 levels, particularly for semi-submersible rigs, due to, among other factors, (i) promising oil discoveries west of the Shetland Islands, (ii) operators' increased drilling to fulfill commitments to drill previously awarded blocks, (iii) fewer available North Sea rigs, (iv) higher oil prices and (v) increased levels of operators' cash flow. In the North Sea, average demand increased to 77 rigs under contract (96 percent utilization) for the quarter ended September 30, 1995, from 68 rigs (87 percent utilization) for the quarter ended June 30, 1995, and 62 rigs (75 percent utilization) for the third quarter of 1994. For the first nine months of 1995, average demand increased to 69 rigs under contract (88 percent utilization) from 64 rigs under contract (75 percent utilization) for the first nine months of 1994.

A recent oversupply of natural gas in the U.K. sector of the North Sea has caused some gas drilling programs to be delayed and has created uncertainty over future demand for North Sea jackups, which in the U.K. drill predominantly for gas. An oversupply of jackups in the North Sea, which could result from any reduction in future demand, could put downward pressure on dayrates and utilization rates for the Company's GLOMAR LABRADOR I and GLOMAR ADRIATIC XI jackups. Under the GLOMAR LABRADOR I'S current contract, which is expected to terminate in April 1996, the dayrate for the rig is subject to adjustment periodically based on an index of market dayrates. The GLOMAR ADRIATIC XI is under contract at a fixed dayrate through approximately September 1996. The Company's two semisubmersible rigs operating in the North Sea, the GLOMAR ARCTIC I and GLOMAR ARCTIC III, compete in markets driven primarily by oil prices and are not expected to be affected by any weakness caused by low natural gas prices. As of November 9, 1995, all four of the Company's drilling rigs in the North Sea were under contract. The Company averaged 100 percent utilization for its drilling rigs in the North Sea in the first nine months of 1995.

The Company anticipates that contracts on 8 of the Company's 26 rigs under contract as of November 9, 1995, will expire at varying times on or prior to December 31, 1995. No assurance can be made that the Company will obtain drilling contracts for the rig that is presently available or for its other rigs upon the completion of existing contracts. Short-term contracts have been typical in the industry for the past decade. The Company considers its upcoming contract expirations typical of prevailing market conditions and in the normal course of business.

DRILLING MANAGEMENT SERVICES

Drilling management services reported a $38.5 million increase in revenues, from $34.2 million in the third quarter of 1994 to $72.7 million in the third quarter of 1995, and a $1.3 million increase in operating income, from $2.2 million in the third quarter of 1994 to $3.5 million in the third quarter of 1995.
The $38.5 million increase in revenues consisted of (i) a $27.8 million increase attributable to an increase in the number of turnkey wells drilled, from 13 in the third quarter of 1994 to 22 in the third quarter of 1995, (ii) an $8.7 million increase attributable to higher average turnkey revenues per well and
(iii) a $2.0 million increase in other drilling management revenues. Average turnkey revenues per well were higher because a higher percentage of the wells drilled in 1995 were directional and/or deep, high-pressured wells as compared with those completed in the prior year. Despite the increase in operating income, such amount expressed as a percentage of revenues declined slightly to approximately 5 percent for the quarter ended September 30, 1995, from 6 percent for the comparable quarter of 1994. In the third quarter of 1995, two wells incurred losses aggregating $3.2 million as compared to losses aggregating $1.9 million on two wells in the third quarter of 1994.

For the first nine months of 1995, drilling management services reported a $93.1 million increase in revenues, from $79.1 million in the first nine months of 1994 to $172.2 million in the first nine months of 1995, and a $7.1 million increase in operating income, from $6.5 million in the first nine months of 1994 to $13.6 million in the first nine months of 1995. The $93.1 million increase in revenues for the period consisted of (i) a $60.7 million increase attributable to an increase in the number of wells drilled, from 30 in the first nine months of 1994 to 50 in the first nine months of 1995, (ii) a $19.2 million increase attributable to higher average turnkey revenues per well and
(iii) $13.9 million from the completion work on a multi-well North Sea turnkey project in the second quarter of 1995, partially offset by a $0.7 million decline in other revenues.
The increase in the number of turnkey wells drilled was attributable in part to oil and gas operators' increased acceptance of turnkey drilling as an alternative to dayrate contract drilling in the U.S. Gulf of Mexico, West Africa and Europe. Operating income for drilling management services expressed as a percentage of drilling management revenues approximated 8 percent for each of the nine-month periods ended September 30, 1995 and 1994. The Company incurred losses on three wells aggregating $4.6 million in the first nine months of 1995 and losses on three wells aggregating $2.2 million in the first nine months of 1994.

OIL AND GAS OPERATIONS

Production volume and price information with respect to the Company's sales of oil and gas follows:


                                               Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                               ____________________________       ___________________________
                                                                Percentage                         Percentage
                                               1995        1994   Change          1995      1994     Change
                                               ____        ____   ______          ____      ____     ______
Gas:
   Production (in millions of cubic feet)      1,182        906      +30%         3,494     2,940       +19%
   Average sale price (per thousand
      cubic feet)                              $1.44      $1.74      -17%         $1.54     $1.96       -21%

Oil:
   Production (in barrels)                    45,083      39,316     +15%       133,177   113,344       +17%
   Average sale price (per barrel)            $16.99      $16.92       -         $16.98    $15.54        +9%


For the third quarter of 1995, oil and gas revenues of $2.5 million and operating income of $0.9 million were higher than the comparable prior-year period by $0.3 million each. The increase in revenues was primarily attributable to higher volumes of oil and gas produced due to production from two new properties, partially offset by lower gas prices. The increase in operating income was attributable to the higher revenues and lower overhead costs, partially offset by higher depletion expense due to an increase in the depletion rate and to the increase in production volume.

Despite a $0.2 million increase in oil and gas revenues, operating income of $2.7 million for the first nine months of 1995 was lower than the comparable prior-year period by $0.5 million. The increase in revenues was primarily attributable to higher volumes of gas and oil produced due to production from the two new properties and higher oil prices, partially offset by lower gas prices. The decrease in operating income was attributable to higher depletion expense due to an increase in the depletion rate and to the increase in production volume, partially offset by higher revenues.

OTHER INCOME AND EXPENSE

In June 1995 the Company completed the sale of its offshore drilling rig, the Glomar Main Pass III, for $22.4 million in cash, net of expenses, and recognized a gain of $14.7 million in the second quarter.

Interest capitalized for the three and nine months ended September 30, 1995 increased by $0.6 million and $2.7 million, respectively, as compared with the comparable prior-year periods. The increase in interest capitalized was primarily due to the construction work on the GLOMAR ADRIATIC XI, which was acquired in November 1994, and to higher amounts capitalized with respect to the GLOMAR ADRIATIC IX and GLOMAR ADRIATIC X as a result of continuing capital expenditures. The higher interest capitalization was offset in part by the completion of the refurbishment of the GLOMAR ADRIATIC IX in March 1995.

Interest income in the three and nine months ended September 30, 1995 increased by $0.2 million and $1.2 million, respectively, from the comparable prior-year periods due to higher short-term investment balances and higher interest rates earned thereon.

The Company recognized and received dividend income of $0.1 million and $1.4 million in the three and nine months ended September 30, 1994, respectively, on its investment in Transco Energy Company common stock, which the Company sold in 1994.

Despite reporting pretax income for the three and nine months ended September 30, 1995, the provision for income taxes was not significant due to the utilization of net operating loss carryforwards for U.S. federal income tax purposes. Income tax expense for the three and nine months ended September 30, 1994 primarily consisted of income taxes applicable to foreign countries in which the Company had no loss carryforwards.

In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of SFAS No. 112 resulted in a charge to earnings in the amount of $3.5 million for the cumulative effect of the change.

LIQUIDITY AND CAPITAL RESOURCES

Capitalized words which appear in the following discussion that are not defined herein are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Capital expenditures for the full year 1995 are anticipated to be $71 million, including $49 million for the completion of the refurbishment and mobilization of the GLOMAR ADRIATIC IX and GLOMAR ADRIATIC X and for the replacement of the drilling package and other improvements to the GLOMAR ADRIATIC XI, $9 million for improvements to the remainder of the drilling fleet, $6 million for interest capitalized, $4 million for exploration costs in connection with the Company's oil and gas operations, and $3 million for other expenditures.

For the nine months ended September 30, 1995, cash flow provided by operating activities amounted to $64.6 million. An additional $23.6 million was provided primarily from the sale of the GLOMAR MAIN PASS III. From the $88.2 million sum of cash flow from operations and sales of properties and equipment, $58.9 million was used for capital expenditures and $28.4 million was used for purchases of marketable securities (net of maturities). For the comparable prior-year period, cash flow provided by operating activities totaled $52.5 million. The prior year period included $17.9 million in proceeds from the liquidation of the promissory note received in connection with the 1992 settlement of the Company's take-or-pay litigation against Transcontinental Gas Pipe Line Corporation.

As of September 30, 1995, the Company had $88.3 million in cash, cash equivalents and marketable securities, including $7.9 million which was restricted from use for general corporate purposes. The restricted amount includes $5.3 million in proceeds from asset sales and $2.6 million collateralizing outstanding operating letters of credit. The use of the proceeds from sales of assets is limited under the terms of the indenture governing the Senior Secured Notes. As of December 31, 1994, the Company had $57.9 million in cash and marketable securities, including restricted amounts of $19.3 million.

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123,
"Accounting for Stock-Based Compensation," which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The Company will adopt the new accounting standard in the first quarter of 1996. Adoption of the new standard is not expected to have a material effect on the Company's reported earnings.

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

(B)        REPORTS ON FORM 8-K

           The Company did not file any Current Reports on Form 8-K during the third quarter of 1995.

                                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GLOBAL MARINE INC.
                                          (Registrant)


Dated:  November 9, 1995              /s/ Thomas R. Johnson
                                      _____________________


                                      Thomas  R. Johnson
                                      Vice President and Corporate Controller
                                      (Duly Authorized Officer and Principal
                                      Accounting Officer of the Registrant)