Form 10-Q
period 1996-03-31
GLOBAL MARINE INC
filed 1996-05-10
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996
                               or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13
       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value, 167,509,087 shares outstanding as of April 30, 1996.

                            GLOBAL MARINE INC.

                      TABLE OF CONTENTS TO FORM 10-Q

                       QUARTER ENDED MARCH 31, 1996




                                                                        Page

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

              Report of Independent Accountants

              Condensed Consolidated Statement of Operations
                 Three Months Ended March 31, 1996, and 1995

              Condensed Consolidated Balance Sheet
                 March 31, 1996, and December 31, 1995

              Condensed Consolidated Statement of Cash Flows
                 Three Months Ended March 31, 1996, and 1995

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




PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996, and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                  /s/ Coopers & Lybrand L.L.P.

Houston, Texas
May 8, 1996

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in millions, except per share amounts)

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                     1996        1995
                                                    ------      ------

Revenues:
  Contract drilling                                 $ 78.5      $ 56.7
  Drilling management                                 42.2        57.0
  Oil and gas                                          2.3         2.4
                                                    ------      ------
    Total revenues                                   123.0       116.1
                                                    ------      ------

Expenses:
  Contract drilling                                   46.4        42.5
  Drilling management                                 41.4        52.2
  Oil and gas                                           .8         1.2
  Depreciation, depletion and amortization             9.7         7.2
  General and administrative                           3.7         3.3
                                                    ------      ------
    Total operating expenses                         102.0       106.4
                                                    ------      ------
    Operating income                                  21.0         9.7
                                                    ------      ------

Other income (expense):
  Interest expense                                    (7.6)       (7.6)
  Interest capitalized                                   -         1.6
  Interest income                                      1.1         1.0
  Other                                                1.1          .1
                                                    ------      ------
    Total other income (expense)                      (5.4)       (4.9)
                                                    ------      ------

    Income before income taxes                        15.6         4.8

  Income tax expense                                    .7          .3
                                                    ------      ------

    Net income                                      $ 14.9      $  4.5
                                                    ======      ======

    Net income per common share                     $ 0.09      $ 0.03
                                                    ======      ======

         See notes to condensed consolidated financial statements.

                     GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                           (Dollars in millions)


                                                           March  31,      December 31,
                                                              1996             1995
                                                           ----------      ------------

Current assets:
  Cash and cash equivalents                                 $  66.2           $  33.2
  Marketable securities                                        18.2              53.4
  Accounts receivable, net of allowances                       83.5              70.2
  Costs incurred on turnkey drilling contracts in progress      9.5               8.4
  Prepaid expenses                                             10.6               2.2
  Other current assets                                          1.0                .9
                                                            -------           -------

       Total current assets                                   189.0             168.3

Properties:
  Rigs and drilling equipment, less accumulated
     depreciation of $197.3 and $189.0 at March 31,
     1996 and December 31, 1995, respectively                 376.3             377.9
  Oil and gas properties, full cost method, less
     accumulated depreciation, depletion and amortization
     of $28.2 and $26.4 at March 31, 1996 and December 31,
     1995, respectively                                         8.3               8.7
                                                            -------           -------

       Net properties                                         384.6             386.6

  Other assets                                                  7.9               8.1
                                                            -------           -------

       Total assets                                         $ 581.5           $ 563.0
                                                            =======           =======

         See notes to condensed consolidated financial statements.

                     GLOBAL MARINE INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                           (Dollars in millions)

                                                              March 31,    December 31,
                                                                 1996          1995
                                                              ---------    ------------

Current liabilities:
    Accounts payable                                           $  31.7       $  33.9
    Accrued interest                                               8.4           1.2
    Other accrued liabilities                                     13.7          17.0
                                                               -------       -------

         Total current liabilities                                53.8          52.1

Long-term debt                                                   225.0         225.0
Other long-term liabilities                                       16.6          16.9

Shareholders' equity:
    Preferred stock, $0.01 par value, 10 million
        shares authorized, no shares issued or outstanding            -            -
    Common stock, $0.10 par value, 300 million shares
        authorized, 167,058,700 shares and 166,458,083
        shares issued and outstanding at March 31, 1996 and
        December 31, 1995, respectively                            16.7          16.6
    Additional paid-in capital                                    266.9         264.8
    Retained earnings (accumulated deficit)                         2.5         (12.4)
                                                                -------       -------

         Total shareholders' equity                               286.1         269.0
                                                                -------       -------

                Total liabilities and shareholders' equity      $ 581.5       $ 563.0
                                                                =======       =======

         See notes to condensed consolidated financial statements.

                    GLOBAL MARINE INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in millions)
                                                                Three Months Ended
                                                                      March 31,
                                                                ------------------
                                                                 1996        1995
                                                                ------      ------
Cash flows from operating activities:
  Net income                                                    $ 14.9      $  4.5
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation, depletion and amortization                         9.7         7.2
   Gain on sale of oil and gas properties                          (1.1)         -
   Increase in accounts receivable                                (11.1)       (4.3)
   (Increase) decrease in costs incurred on turnkey
     drilling contracts in progress                                (1.1)       17.0
   (Increase) decrease in other current assets                     (8.5)        3.4
   Decrease in accounts payable                                    (2.2)      (18.8)
   Increase in accrued interest                                     7.2         7.2
   Increase (decrease) in other accrued liabilities                (3.1)        4.8
   Other, net                                                         -          .3
                                                                 ------      ------

    Net cash flow provided by operating activities                  4.7        21.3
                                                                 ------      ------

Cash flows from investing activities:
  Purchases of held-to-maturity securities                         (4.9)      (23.5)
  Proceeds from maturities of held-to-maturity securities          40.1        17.9
  Capital expenditures                                             (9.2)      (11.9)
  Proceeds from sales of properties and equipment                    .3          .5
                                                                 ------      ------

    Net cash flow provided by (used in) investing activities       26.3       (17.0)
                                                                 ------      ------

Cash flows from financing activities:
  Proceeds from exercise of employee stock options                  2.0          .1
                                                                 ------      ------

    Net cash flow provided by financing activities                  2.0          .1
                                                                 ------      ------

Increase in cash and cash equivalents                              33.0         4.4

Cash and cash equivalents at beginning of period                   33.2        33.3
                                                                 ------      ------

Cash and cash equivalents at end of period                       $ 66.2      $ 37.7
                                                                 ======      ======

              See notes to condensed consolidated financial statements.

                          GLOBAL MARINE INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1996

Note 1 - General

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications were made to the prior-year period to conform to the current-period presentation.

The term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to the Company's consolidated subsidiaries.

Note 2 - Net Income per Share

Net income per common share was computed by dividing net income by the weighted average number of common shares outstanding and, if dilutive, shares contingently issuable primarily due to outstanding employee stock options. The weighted average shares for the three months ended March 31, 1996 and 1995, were 166,817,244 and 164,642,060, respectively. Contingently issuable shares were excluded because their effect was immaterial.

Note 3 - Offer to Purchase Senior Secured Notes

On March 15, 1996, the Company offered to purchase up to $39.3 million principal amount of its 12-3/4% Senior Secured Notes due 1999. The terms of the indenture governing the Senior Secured Notes require the Company to make offers to purchase Notes in amounts equal to the sum of excess annual cash flow and the proceeds of certain asset sales. Under the terms of the offer, which expired on April 12, 1996, holders had the right to require the Company to repurchase Notes for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest. The Company was required to pay a total of $36 thousand as a result of the purchase offer. Cash and marketable securities totaling $39.3 million, which were previously restricted from use for general corporate purposes, became unrestricted upon termination of the offer.

Note 4 - Sale of Oil and Gas Properties

On March 26, 1996, the Company sold its working interest in two offshore oil and gas properties for $2.2 million in cash, which it received on April 4, 1996. The Company recognized a gain in the first quarter in the amount of $1.1 million as required under the full-cost method of oil and gas accounting. Such amount is included in other income. The terms of the indenture governing the Senior Secured Notes restrict the use of the proceeds from the sale and, therefore, the proceeds are not currently available for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Summary

The Company reported operating income of $21.0 million for the first quarter of 1996 compared to $9.7 million for the prior-year first quarter. The improvement in operating results was due to higher contract drilling dayrates and utilization and the commencement of operations in 1995 of three offshore drilling rigs purchased in 1994, partially offset by a decrease in the number
of turnkey wells completed and lower turnkey profit margins.   Data relating to
the Company's operations by business segment follows:

                                            Three Months Ended
                                                 March 31,          Increase
                                            ------------------
                                             1996        1995       (Decrease)
                                            ------      ------      ----------
                                               (in millions)

Revenues:
  Contract drilling                         $ 79.8      $ 57.4         $ 22.4
  Drilling management                         42.8        59.3          (16.5)
  Oil and gas                                  2.3         2.4           (0.1)
  Less: Intersegment revenues                 (1.9)       (3.0)           1.1
                                            ------      ------         ------
                                            $123.0      $116.1         $  6.9
                                            ======      ======         ======

Operating income:
  Contract drilling                         $ 23.3      $  7.8         $ 15.5
  Drilling management                          0.8         4.8           (4.0)
  Oil and gas                                  0.8         0.5            0.3
  Corporate expenses                          (3.9)       (3.4)          (0.5)
                                            ------      ------         ------
                                            $ 21.0      $  9.7         $ 11.3
                                            ======      ======         ======

The Company reported net income of $14.9 million for the first quarter of 1996 as compared to $4.5 million for the first quarter of 1995.

In the U.K. sector of the North Sea, contract drilling dayrates continued to rise in 1996, particularly for semisubmersible rigs. An oversupply of natural gas in the North Sea's U.K. sector, however, has created uncertainty regarding future demand for North Sea jackups. An oversupply of jackups in the North Sea, which could result from any reduction in future demand, could put downward pressure on dayrates and utilization rates for the Company's two jackup drilling rigs that operate in the U.K. sector of the North Sea. Demand in other sectors of the North Sea remains strong. Offshore West Africa and in the U.S. Gulf of Mexico, industry utilization and dayrates have remained firm or increased since the end of 1995.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                                           Three Months Ended
                                                                March 31,          Increase
                                                           ------------------
                                                            1996        1995      (Decrease)
                                                           ------      ------

Contract drilling revenues by area (in millions): (1)
   Gulf of Mexico                                          $29.3        $28.6        $  0.7
   North Sea                                                21.3          8.9          12.4
   West Africa                                              21.2         10.3          10.9
   Other                                                     8.0          9.6          (1.6)
                                                           -----        -----        ------
                                                           $79.8        $57.4         $22.4
                                                           =====        =====        ======

Average rig utilization (2)                                  100%          96%

Fleet average dayrate                                    $32,400      $27,300

- ------------------------
(1)   Includes revenues earned from affiliates.
(2)   Excludes the Company's Concrete Island Drilling System, a currently inactive, special-purpose mobile offshore rig designed for arctic operations.

Of the $22.4 million increase in contract drilling revenues for the first quarter of 1996 compared to the first quarter of 1995, $10.6 million was attributable to increases in dayrates, $9.4 million was attributable to increases in utilization and $2.4 million was attributable to an increase in non-dayrate revenue. On a regional basis, revenues from the North Sea increased by $12.4 million due to higher dayrates and to the commencement of operations in 1995 of a jackup rig, the Glomar Adriatic XI. The $10.9 million increase in revenues attributable to offshore West Africa was primarily the result of higher utilization and the commencement of operations in 1995 of two jackups, the Glomar Adriatic IX and the Glomar Adriatic X. The $1.6 million decline in revenues in the "other" category was primarily due to the sale of the Glomar Main Pass III jackup in the second quarter of 1995.

The Company's operating profit margin for contract drilling operations for the first quarter of 1996 increased to 29 percent from 14 percent in the first quarter of 1995 due to higher dayrates and utilization. Cash operating expenses and depreciation increased by $4.5 million and $2.4 million, respectively, primarily due to the 1995 commencement of operations of the Glomar Adriatic IX, Glomar Adriatic X and Glomar Adriatic XI.

Industry demand in the U.S. Gulf of Mexico has risen since the second quarter of 1995 primarily due to improved seismic and drilling technologies, which have lowered the finding costs of oil and gas, and to higher natural gas prices.
In the Gulf of Mexico, average drilling industry demand increased to 145 rigs under contract (82 percent utilization) for the quarter ended March 31, 1996, from 144 rigs (81 percent utilization) for the quarter ended December 31, 1995. For the first quarter of 1995, an average of 122 Gulf rigs were under contract (68 percent utilization). In December 1996, the Company expects to mobilize a semisubmersible rig, the Glomar Arctic I, from the North Sea to the U.S.
Gulf of Mexico where it will begin drilling for a customer under an 18-month contract in January 1997. The cost of the mobilization will be substantially reimbursed by the customer. As of May 10, 1996, the Company's eleven rigs in the Gulf of Mexico, all of which are jackups, were all under contract. The Company's average utilization rate for its rigs in the Gulf of Mexico in the first quarter of 1996 was 100 percent.

In the U.K. sector of the North Sea, promising oil discoveries west of the Shetland Islands, lower tax rates and higher oil prices, among other factors, have resulted in higher North Sea dayrates, particularly for semisubmersible rigs. However, an oversupply of natural gas in the U.K. sector of the North Sea has caused some gas drilling programs to be delayed and has created uncertainty over future demand for North Sea jackups. Demand in the Dutch sector, however, has remained strong. An oversupply of jackups in the North Sea, which could result from any reduction in future demand, could put downward pressure on dayrates and utilization rates for the Company's two jackups currently operating there. In the North Sea, an industry average of 76 rigs were under contract (90 percent utilization) for the quarter ended March 31, 1996, as compared to 76 rigs (94 percent utilization) for the quarter ended December 31, 1995. The utilization rate declined due to an increase in the supply of rigs in the region. In the first quarter of 1995, an industry average of 63 North Sea rigs were under contract (80 percent utilization).
As of May 10, 1996, the Company's four rigs in the North Sea, two of which are jackups and two of which are semisubmersibles, were all under contract or letter of intent. The Company's average utilization rate for its rigs in the North Sea in the first quarter of 1996 was 100 percent.

Offshore West Africa, average industry demand increased to 38 rigs under contract (87 percent utilization) for the quarter ended March 31, 1996, from 35 rigs (87 percent utilization) for the quarter ended December 31, 1995. For the first quarter of 1995, an industry average of 29 rigs were under contract
(83 percent utilization). In February 1996, the Company mobilized the Glomar High Island III jackup from the U.S. Gulf of Mexico to Angola where it began drilling for a customer in March. Two more rigs, the Glomar R.F. Bauer drillship and the Glomar Adriatic V jackup, are scheduled to mobilize to West Africa in the second quarter of 1996 from Yemen and Abu Dhabi, respectively. The cost of the mobilizations were or will be substantially reimbursed by the customers. As of May 10, 1996, the Company's eight rigs located offshore West Africa, all which are jackups, were all under contract. The Company's average utilization rate for its rigs in West Africa in the first quarter of 1996 was 100 percent.

The Company anticipates that contracts on 20 of the Company's 26 rigs under contract or letter of intent as of May 10, 1996, will expire at varying times on or prior to August 31, 1996. No assurance can be made that the Company will obtain drilling contracts for its rigs upon the completion of current contracts; however, short-term contracts have been typical in the industry for the past decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions and consistent with the normal course of business.

Drilling Management Services

For the first quarter of 1996, the Company's results from drilling management services were negatively affected by a shortage of available rigs, which delayed the drilling of several wells, and by losses incurred on two wells.
As a result, drilling management revenues declined by $16.5 million to $42.8 million in the first quarter of 1996 from $59.3 million in the first quarter of 1995, and operating income decreased by $4.0 million to $0.8 million in the first quarter of 1996 from $4.8 million in the first quarter of 1995. The
$16.5 million decline in revenues for the quarter consisted of a $13.5 million decrease attributable to a decrease in the number of wells drilled, from 18 in the first quarter of 1995 to 13 in the first quarter of 1996, and a $9.2 million decrease attributable to lower average turnkey revenues per well, due in part to a more competitive pricing policy. Such decreases in revenue were partially offset by a $6.2 million increase in revenues primarily from consulting services.

Operating income from drilling management services expressed as a percentage of drilling management revenues declined to 2 percent for the first quarter of 1996 from 8 percent for the first quarter of 1995. Two wells in the first quarter of 1996 incurred losses aggregating $1.5 million, compared to a $0.2 million loss on one well in the first quarter of 1995.

Results of operations from drilling management services may be limited by certain factors, in particular, the ability of the Company to obtain and successfully perform turnkey drilling contracts based on competitive bids, which in turn is largely dependent on the number of such contracts available for bid, and the availability of rigs. Accordingly, results from the Company's drilling management service operations may vary widely from quarter to quarter and from year to year. To minimize the risk of not having a rig available for a turnkey job, the Company has entered into variable-term charter agreements to secure the ongoing use of nine rigs in the Gulf of Mexico at market rates.

Oil and Gas Operations

Oil and gas revenues of $2.3 million for the first quarter of 1996 were lower than the comparable prior-year period by $0.1 million, and operating income of $0.8 million was higher than the comparable prior-year period by $0.3 million. The decrease in revenues was primarily due to lower volumes of gas produced partially offset by higher gas and oil prices. The increase in operating income was attributable to lower overhead costs.

Other Income and Expense

Interest capitalized declined by $1.6 million due to the 1995 completion of the refurbishments of the Glomar Adriatic IX, Glomar Adriatic X, and Glomar Adriatic XI.

The Company recognized a gain of $1.1 million on the sale of two oil and gas properties in the first quarter of 1996 (see note 4 to financial statements).

For the first quarters of 1996 and 1995, the provision for income taxes was not significant due to the utilization of net operating loss carryforwards for U.S. federal income tax purposes. For the two periods, income tax expense primarily consisted of income taxes applicable to foreign countries in which the Company had no loss carryforwards.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair-value method, rather than the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Companies choosing to continue to measure stock-based compensation using the intrinsic-value method must disclose on a pro forma basis net income and net income per share as if the fair-value method were used. The Company elected to adopt the disclosure requirements of SFAS No. 123 and to continue to measure stock-based compensation cost using the intrinsic-value approach prescribed by APB Opinion No. 25.

Liquidity and Capital Resources

Capitalized words in the following discussion that are not defined herein are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

For the three months ended March 31, 1996, cash flow provided by operating activities was $4.7 million, and proceeds from maturities of marketable securities (net of purchases) totaled $35.2 million. From the $39.9 million sum of cash flow from operations and proceeds from maturities of marketable securities, $9.2 million was used for capital expenditures. For the comparable prior-year period, cash flow provided by operating activities totaled $21.3 million of which $11.9 million and $5.6 million were used for capital expenditures and purchases of marketable securities (net of maturities), respectively.

Capital expenditures for the full year 1996 are anticipated to be $34 million, principally for improvements to the Company's drilling fleet.

As of March 31, 1996, the Company had $84.4 million in cash, cash equivalents and marketable securities, including $41.0 million which was restricted from use for general corporate purposes. In April 1996, $39.3 million of the $41.0 million restricted amount became unrestricted upon termination of the Company's debt repurchase offer (see note 3 to financial statements). As of December 31, 1995, the Company had $86.6 million in cash and marketable securities, including restricted amounts of $42.1 million.

The Company believes that it will be able to meet all of its current obligations, including capital expenditures and debt service, from its cash flow from operations and its cash, cash equivalents and marketable securities.

As part of upgrading and expanding its rig fleet and other assets, the Company considers and pursues the acquisition of suitable additional rigs and other assets on an ongoing basis. If the Company decides to undertake an acquisition, the issuance of additional shares of stock or additional debt could be required. The Company may also consider the disposition of rigs and other assets if and when a disposition can be effected on favorable terms. Disposition proceeds, to the extent available, could also be used as a source of acquisition financings.

Effective March 15, 1996, the Company acquired from K/S Rasmussen Offshore
A/S an option to purchase an offshore drilling unit, the Polycastle, for $60 million in cash. The option was acquired for an amount of up to $0.9 million. Currently the rig is outfitted for use as an accommodations unit. The
Company intends to complete the purchase of the rig if a suitable long-term contract for the rig can be entered into or if the purchase is otherwise justified by market conditions. If the rig is acquired, the Company expects to take delivery in the third or fourth quarter of 1996. Additional expenditures of up to approximately $110 million over a period of about twelve months would be required to outfit the rig for drilling operations.

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

(b)        Reports on Form 8-K

           The Company did not file any Current Reports on Form 8-K during the first quarter of 1996.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GLOBAL MARINE INC.
                                 (Registrant)

Dated:  May 10, 1996          /s/ Thomas R. Johnson
                            --------------------------------------------
                                 Thomas  R. Johnson
                                 Vice President and Corporate Controller
                                 (Duly Authorized Officer and Principal
                                 Accounting Officer of the Registrant)