Form 10-Q
period 1996-06-30
GLOBAL MARINE INC
filed 1996-08-09
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549


                                           FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1996
                                          or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13
       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value, 167,804,019 shares outstanding as of July 31, 1996.

                                         GLOBAL MARINE INC.

                                    TABLE OF CONTENTS TO FORM 10-Q

                                      QUARTER ENDED JUNE 30, 1996





PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Report of Independent Accountants

      Condensed Consolidated Statement of Operations
        Three and Six Months Ended June 30, 1996, and 1995

      Condensed Consolidated Balance Sheet
        June 30, 1996, and December 31, 1995

      Condensed Consolidated Statement of Cash Flows
        Six Months Ended June 30, 1996, and 1995

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





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of June 30, 1996, and the related condensed consolidated statement of operations for the three- and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
August 6, 1996

                GLOBAL MARINE INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (in millions, except per share amounts)


                                              Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                              ------------------       ------------------
                                               1996        1995        1996         1995
                                              ------      ------      ------       ------
Revenues:
  Contract drilling                           $ 85.7      $ 59.4      $164.2       $116.1
  Drilling management                           69.3        40.2       111.5         97.2
  Oil and gas                                    4.9         2.8         7.2          5.2
                                              ------      ------      ------       ------
    Total revenues                             159.9       102.4       282.9        218.5

Expenses:
   Contract drilling                            50.1        41.0        96.5         83.5
   Drilling management                          61.2        34.9       102.6         87.1
   Oil and gas                                    .6          .8         1.4          2.0
   Depreciation, depletion and amortization     10.5         7.3        20.2         14.5
   General and administrative                    5.1         3.7         8.8          7.0
                                              ------      ------      ------       ------
      Total operating expenses                 127.5        87.7       229.5        194.1
                                              ------      ------      ------       ------
      Operating income                          32.4        14.7        53.4         24.4

Other income (expense):
   Interest expense                             (7.5)       (7.5)      (15.1)       (15.1)
   Interest capitalized                            -         1.8           -          3.4
   Interest income                               1.3         1.3         2.4          2.3
   Gain on sale of offshore drilling rig           -        14.7           -         14.7
   Other                                           -         (.1)        1.1            -
                                              ------      ------      ------       ------
      Total other income (expense)              (6.2)       10.2       (11.6)         5.3
                                              ------      ------      ------       ------

      Income before income taxes                26.2        24.9        41.8         29.7

Income tax expense                               2.1          .7         2.8          1.0
                                              ------      ------      ------       ------

   Net income                                 $ 24.1      $ 24.2      $ 39.0       $ 28.7
                                              ======      ======      ======       ======

   Net income per common share:
      Primary                                 $ 0.14      $ 0.14      $ 0.23       $ 0.17
                                              ======      ======      ======       ======
      Fully diluted                           $ 0.14      $ 0.14      $ 0.22       $ 0.17
                                              ======      ======      ======       ======

    See notes to condensed consolidated financial statements.

                GLOBAL MARINE INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions)

                                                         June 30,  December 31,
                                                           1996        1995
                                                         --------  ------------
Current assets:
  Cash and cash equivalents                              $  55.0     $  33.2
  Marketable securities                                     48.3        53.4
  Accounts receivable, net of allowances                    96.6        70.2
  Costs incurred on turnkey drilling
    contracts in progress                                    8.4         8.4
  Prepaid expenses                                           7.6         2.2
  Other current assets                                        .8          .9
                                                         -------     -------

    Total current assets                                   216.7       168.3

Properties:
  Rigs and drilling equipment, less accumulated
    depreciation of $206.2 and $189.0 at June 30, 1996
    and December 31, 1995, respectively                    385.0       377.9
  Oil and gas properties, full cost method, less
    accumulated depreciation, depletion and
    amortization of $29.5 and $26.4 at June 30, 1996
    and December 31, 1995, respectively                      7.2         8.7
                                                         -------     -------

      Net properties                                       392.2       386.6

Other assets                                                10.2         8.1
                                                         -------     -------

      Total assets                                       $ 619.1     $ 563.0
                                                         =======     =======

    See notes to condensed consolidated financial statements.

               GLOBAL MARINE INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                          (in millions)

                                                      June 30,     December 31,
                                                        1996           1995
                                                      --------     ------------

Current liabilities:
    Accounts payable                                  $  43.3         $  33.9
    Accrued claims and allowances                         3.5             2.3
    Accrued income taxes                                  3.3             2.4
    Other accrued liabilities                            15.4            13.5
                                                      -------         -------

         Total current liabilities                       65.5            52.1

Long-term debt                                          225.0           225.0
Other long-term liabilities                              16.2            16.9

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million
    shares authorized, no shares issued or outstanding      -               -
  Common stock, $0.10 par value, 300 million shares
    authorized, 167,778,519 shares and 166,458,083
    shares issued and outstanding at June 30, 1996
    and December 31, 1995, respectively                  16.8            16.6
  Additional paid-in capital                            269.0           264.8
  Retained earnings (accumulated deficit)                26.6           (12.4)
                                                      -------         -------

    Total shareholders' equity                          312.4           269.0
                                                      -------         -------

      Total liabilities and shareholders' equity      $ 619.1         $ 563.0
                                                      =======         =======
    See notes to condensed consolidated financial statements.

                GLOBAL MARINE INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (in millions)

                                                            Six Months Ended
                                                                 June 30,
                                                           ------------------
                                                            1996        1995
                                                           ------      ------

Cash flows from operating activities:
  Net income                                                $ 39.0     $ 28.7
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization                  20.2       14.5
    Gains on sales of properties and equipment                (1.1)     (14.7)
    Increase in accounts receivable                          (26.4)      (7.4)
    Decrease in costs incurred on turnkey
      drilling contracts in progress                             -        3.6
    (Increase) decrease in other current assets               (5.3)       3.9
    Increase (decrease) in accounts payable                    9.4       (3.5)
    Increase in other accrued liabilities                      4.1        3.5
    Other, net                                                (2.6)       1.8
                                                            ------     ------

      Net cash flow provided by operating activities          37.3       30.4

Cash flows from investing activities:
  Purchases of held-to-maturity securities                   (53.1)     (43.7)
  Proceeds from maturities of held-to-maturity securities     58.2       45.1
  Capital expenditures                                       (27.7)     (36.2)
  Proceeds from sales of properties and equipment              3.0       23.4
                                                            ------     ------

     Net cash flow used in investing activities              (19.6)     (11.4)

Cash flows from financing activities:
  Proceeds from exercise of employee stock options             4.1         .4
                                                            ------     ------

     Net cash flow provided by financing activities            4.1         .4
                                                            ------     ------

Increase in cash and cash equivalents                         21.8       19.4

Cash and cash equivalents at beginning of period              33.2       33.3
                                                            ------     ------

Cash and cash equivalents at end of period                  $ 55.0     $ 52.7
                                                            ======     ======

    See notes to condensed consolidated financial statements.

Note 1 - General

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications were made to the prior-year periods to conform to the current-period presentation.

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

The weighted average number of shares for primary net income per common share for the three and six months ended June 30, 1996, were 167,500,220 and 167,158,732, respectively. Contingently issuable shares were excluded because their effect was not material. Fully diluted net income per common and common equivalent share was based on 175,028,029 and 174,353,401 shares for the three and six months ended June 30, 1996, respectively.

Primary net income per common share for the three and six months ended June 30, 1995 was based on 168,757,895 and 164,795,145 shares, respectively. Primary shares for the three months ended June 30, 1995 included 3,811,347 contingently issuable shares attributable to outstanding stock options granted by the Company. Primary net income per share for the six months ended June 30, 1995 excluded the effect of contingently issuable shares because their effect was not material. Fully diluted net income per common and common equivalent share was based on 170,389,202 and 170,100,874 shares for the three and six months ended June 30, 1995, respectively.

Note 3 - Sale of Oil and Gas Properties

On March 26, 1996, the Company sold its working interest in two offshore oil and gas properties for $2.2 million in cash, which it received on April 4, 1996. The Company recognized a gain in the first quarter in the amount of $1.1 million as required under the full-cost method of oil and gas accounting. Such amount was included in other income. The terms of the indenture governing the Company's publicly traded debt restrict the use of the proceeds from the sale and, therefore, the proceeds are not currently available for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Summary

The Company reported operating income of $32.4 million for the second quarter of 1996 compared to $14.7 million for the prior-year second quarter. For the six months ended June 30, 1996, the Company reported operating income of $53.4 million compared to $24.4 million for the six months ended June 30, 1995. The improvement in operating results was primarily due to higher contract drilling dayrates, the commencement of operations in 1995 of three offshore drilling rigs purchased in 1994 and an increase in the number of turnkey wells completed, partially offset by lower turnkey profit margins. Data relating to the Company's operations by business segment follows:

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------   ------------------------------
                                                   Increase                          Increase
                                  1996     1995   (Decrease)     1996       1995    (Decrease)
                                 ------   ------  ----------    ------     ------   ----------
                                                        (in millions)
Revenues:
  Contract drilling             $ 86.2    $ 60.6    $ 25.6      $166.0     $118.0    $ 48.0
  Drilling management             69.3      40.2      29.1       112.1       99.5      12.6
  Oil and gas                      4.9       2.8       2.1         7.2        5.2       2.0
  Less: Intersegment revenues     (0.5)     (1.2)      0.7        (2.4)      (4.2)      1.8
                                ------    ------    ------      ------     ------    ------
    Total revenues              $159.9    $102.4    $ 57.5      $282.9     $218.5    $ 64.4
                                ======    ======    ======      ======     ======    ======

Operating income:
  Contract drilling             $ 26.7    $ 12.0    $ 14.7      $ 50.0     $ 19.8    $ 30.2
  Drilling management              8.1       5.3       2.8         8.9       10.1      (1.2)
  Oil and gas                      3.0       1.3       1.7         3.8        1.8       2.0
  Corporate expenses              (5.4)     (3.9)     (1.5)       (9.3)      (7.3)     (2.0)
                                ------    ------    ------      ------     ------    ------
    Total operating income      $ 32.4    $ 14.7    $ 17.7      $ 53.4     $ 24.4    $ 29.0
                                ======    ======    ======      ======     ======    ======

The Company reported net income of $24.1 million for the quarter ended June 30, 1996 as compared with $24.2 million for the quarter ended June 30, 1995. Net income for the second quarter of 1995 included a $14.3 million after-tax gain on the sale of an offshore drilling rig. Excluding the gain, net income for the second quarter of 1995 was $9.9 million. For the first half of 1996, the Company reported net income of $39.0 million as compared with net income of $14.4 million for the first half of 1995, excluding the gain on the sale of the rig.

During 1996, industry dayrates and utilization have continued to increase in almost all markets in which the Company operates. The only exception is the jackup market in the U.K. sector of the North Sea. An oversupply of natural gas in the U.K. sector has created uncertainty regarding future demand for North Sea jackups. A continuation of the oversupply of natural gas in the North Sea could cause a reduction in future drilling demand and put downward pressure on dayrates and utilization rates for the Company's two jackup drilling rigs that operate in the U.K. sector of the North Sea. Demand in other sectors of the North Sea remains strong.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                       Three Months Ended June 30,         Six Months Ended June 30,
                                      ------------------------------     -------------------------------
                                                            Increase                           Increase
                                       1996       1995     (Decrease)     1996        1995    (Decrease)
                                      ------     ------    ----------    ------      ------   ----------

Contract drilling revenues by area
    (in millions): (1)
   Gulf of Mexico                     $ 30.9     $ 27.3     $  3.6       $ 60.2      $ 55.9    $  4.3
   West Africa                          26.7       12.1       14.6         47.9        22.4      25.5
   North Sea                            23.7       12.4       11.3         45.0        21.3      23.7
   Other                                 4.9        8.8       (3.9)        12.9        18.4      (5.5)
                                      ------     ------     ------       ------      ------    ------
                                      $ 86.2     $ 60.6     $ 25.6       $166.0      $118.0    $ 48.0
                                      ======     ======     ======       ======      ======    ======

Average rig utilization (2)               96%        99%                     98%         98%

Average dayrate                      $36,400    $27,400                 $34,400     $27,400

- -----------------------------------
(1)   Includes revenues earned from affiliates.
(2)   Excludes the Company's Concrete Island Drilling System, a currently inactive, special-purpose mobile offshore rig designed for arctic operations.

Of the $25.6 million increase in contract drilling revenues for the three months ended June 30, 1996 compared to the comparable quarter of 1995, $18.0 million was attributable to increases in dayrates, $9.5 million was attributable to the commencement of operations of the GLOMAR ADRIATIC IX, GLOMAR ADRIATIC
X and GLOMAR ADRIATIC XI, and $1.3 million was attributable to an increase in non-dayrate revenue. (The GLOMAR ADRIATIC IX and GLOMAR ADRIATIC X were purchased in early 1994 and commenced operations offshore West Africa in May and November 1995, respectively; the GLOMAR ADRIATIC XI was purchased in late 1994 and commenced operations in the North Sea in October 1995.)
Such increases were partially offset by decreases of $2.7 million attributable to lower rig utilization and $0.5 million due to the sale of the GLOMAR MAIN PASS III in June 1995. Of the $48.0 million increase in contract drilling revenues for the first half of 1996 compared to the first half of 1995, $26.1 million was attributable to increases in dayrates, $18.2 million was attributable to the commencement of operations of the GLOMAR ADRIATIC IX, GLOMAR ADRIATIC X and GLOMAR ADRIATIC XI, $3.7 million was attributable to an increase in non-dayrate revenue, and $1.2 million was attributable to increases in rig utilization. Such increases were partially offset by a decrease of $1.2 million due to the sale of the GLOMAR MAIN
PASS III.

Other factors which have affected the Company's 1996 revenues from certain geographical areas include the mobilization to West Africa of one jackup from the U.S. Gulf of Mexico in February, one from Abu Dhabi in May, and one from Trinidad in June.

The Company's operating profit margin for contract drilling operations for the three and six months ended June 30, 1996, increased to 31% and 30%, respectively, from 20% and 17% for the comparable prior-year periods. The increase in operating profit margin was due to higher dayrates earned on the Company's rigs in 1996. Operating expenses increased by $10.9 million and $17.8 million for the three and six months ended June 30, 1996, respectively, primarily due to the 1995 commencement of operations of the GLOMAR ADRIATIC
IX, GLOMAR ADRIATIC X and GLOMAR ADRIATIC XI and to the commencement of a drilling contract in West Africa in the second quarter of 1996 for a rig which, in the first half of 1995, was operated by a third-party under a management contract with the Company.

Industry demand in the U.S. Gulf of Mexico has risen since the second quarter of 1995 primarily due to improved seismic and drilling technologies, which have lowered the finding costs of oil and gas, and to higher natural gas prices.
In the Gulf of Mexico, average drilling industry demand increased to 149 rigs under contract (84 percent utilization) for the quarter ended June 30, 1996, from 145 rigs (82 percent utilization) for the quarter ended March 31, 1996. For the second quarter of 1995, an average of 130 Gulf rigs were under contract (73 percent utilization). For the first six months of 1996, average demand increased to 147 rigs under contract (83 percent utilization) from 127 rigs under contract (71 percent utilization) for the first six months of 1995. In December 1996, the Company expects to mobilize a semisubmersible rig, the GLOMAR ARCTIC I, from the North Sea to the U.S. Gulf of Mexico where it will begin drilling for a customer under an 18-month contract in February 1997 after undergoing modifications. The cost of the mobilization will be substantially reimbursed by the customer. As of August 6, 1996, all eleven of the Company's rigs in the Gulf of Mexico were under contract. The
Company averaged 100 percent utilization for its rigs in the Gulf of Mexico in the first six months of 1996.

Offshore West Africa, average demand increased to 40 rigs under contract (92 percent utilization) for the quarter ended June 30, 1996, from 38 rigs (87 percent utilization) for the quarter ended March 31, 1996, and 30 rigs (81 percent utilization) for the second quarter of 1995. For the first six months of 1996, average demand increased to 38 rigs under contract (89 percent utilization) from 29 rigs under contract (81 percent utilization) for the first six months of 1995. In addition to the three rigs mobilized to West Africa during 1996 noted above, in July the Company mobilized the GLOMAR
ROBERT F. BAUER drillship to Angola from a shipyard in South Africa, where it was undergoing top-drive installation and other improvements. The cost of the mobilizations were or will be substantially reimbursed by customers. As of August 6, 1996, all eleven of the Company's rigs located offshore West Africa were under contract. The Company's average utilization rate for its rigs in West Africa in the first six months of 1996 was 100 percent.

In the U.K. sector of the North Sea, promising oil discoveries west of the Shetland Islands, lower tax rates and higher oil prices, among other factors, have resulted in higher North Sea dayrates, particularly for semisubmersible rigs. However, an oversupply of natural gas in the U.K. sector of the North Sea has caused some gas drilling programs to be delayed and has created uncertainty regarding future demand for North Sea jackups. A continuation of the oversupply of natural gas in the U.K. sector could cause a reduction in future drilling demand and put downward pressure on dayrates and utilization rates for the Company's two jackups currently operating there. Demand in the Dutch sector has remained strong. In the North Sea, average drilling industry demand increased to 79 rigs under contract (92 percent utilization) for the quarter ended June 30, 1996, from 76 rigs (90 percent utilization) for the quarter ended March 31, 1996, and 68 rigs (87 percent utilization) for the second quarter of 1995. For the first six months of 1996, average demand increased to 78 rigs under contract (91 percent utilization) from 66 rigs under contract
(84 percent utilization) for the first six months of 1995. As of August 6, 1996, all of the Company's four rigs in the North Sea, two of which are jackups and two of which are semisubmersibles, were under contract. The Company averaged 98 percent utilization for its rigs in the North Sea in the first six months of 1996.

The Company anticipates that contracts on 15 of the Company's 26 rigs under contract as of August 6, 1996, will expire at varying times on or prior to October 31, 1996. No assurance can be made that the Company will obtain drilling contracts for its rigs upon the completion of existing contracts; however, short-term contracts have been typical in the industry for the past decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions and consistent with the normal course of business.

Drilling Management Services

Drilling management revenues increased by $29.1 million to $69.3 million in the second quarter of 1996 from $40.2 million in the second quarter of 1995, and operating income increased by $2.8 million to $8.1 million in the second quarter of 1996 from $5.3 million in the second quarter of 1995. The $29.1 million increase in revenues consisted of a $33.3 million increase attributable to an increase in the number of turnkey wells drilled, from 10 in the second quarter of 1995 to 22 in the second quarter of 1996, and a $1.9 million increase attributable to higher average turnkey revenues per well, partially offset by a $6.1 million reduction in revenues primarily from consulting services.

Operating income from drilling management services expressed as a percentage of drilling management revenues declined slightly to 12 percent for the second quarter of 1996 from 13 percent for the second quarter of 1995. Two wells in the second quarter of 1996 incurred losses aggregating $0.7 million, compared to no losses on wells in the second quarter of 1995.

Drilling management revenues increased by $12.6 million to $112.1 million in the first six months of 1996 from $99.5 million in the first six months of 1995, and operating income deceased by $1.2 million to $8.9 million in the first half of 1996 from $10.1 million in the first half of 1995. The $12.6 million increase in revenues for the period consisted of a $19.3 million increase attributable to an increase in the number of wells drilled, from 28 in the first half of 1995 to 35 in the first half of 1996, partially offset by a $6.7 million decrease attributable to lower average turnkey revenues per well.

Operating income from drilling management services expressed as a percentage of drilling management revenues declined to 8 percent for the first six months of 1996 from 10 percent for the first six months of 1995. Four wells in the first six months of 1996 incurred losses aggregating $2.2 million, compared to no losses on wells in the first six months of 1995.

Results of operations from drilling management services may be limited by certain factors, in particular, the ability of the Company to obtain and successfully perform turnkey drilling contracts based on competitive bids, which in turn is largely dependent on the number of such contracts available for bid, and the availability of rigs. Accordingly, results from the Company's drilling management service operations may vary widely from quarter to quarter and from year to year. During 1996, the Company entered into variable-term charter agreements to secure the ongoing use of ten rigs in the Gulf of Mexico and one rig in West Africa at market rates to minimize the risk of not having a rig available for a turnkey job.

Oil and Gas Operations

Oil and gas revenues of $4.9 million and operating income of $3.0 million for the second quarter of 1996 were higher than the comparable prior-year period by $2.1 million and $1.7 million, respectively. The increase in revenues was attributable to higher oil and gas prices and higher oil and gas production.
The increase in operating income was attributable to the higher revenues, partially offset by higher depletion expense due to an increase in the depletion rate and to the increase in production volume.

Oil and gas revenues of $7.2 million and operating income of $3.8 million for the first six months of 1996 were each higher than the comparable prior-year period by $2.0 million. The increase in revenues was primarily due to higher oil and gas prices and oil production, partially offset by lower gas production. The increase in operating income was attributable to higher revenues and lower overhead, partially offset by the higher depletion expense noted above.

Other Income and Expenses

Interest capitalized for the three and six months ended June 30, 1996, decreased by $1.8 million and $3.4 million, respectively, as compared with the comparable prior-year periods. The decrease in interest capitalized was due to the 1995 completion of the refurbishments of the GLOMAR ADRIATIC IX, GLOMAR ADRIATIC X, and GLOMAR ADRIATIC XI.

The Company recognized a gain of $1.1 million on the sale of two oil and gas properties in the first quarter of 1996 and a gain of $14.7 million on the sale of an offshore drilling rig, the GLOMAR MAIN PASS III, in the second quarter of 1995.

Despite reporting pretax income for the three and six months ended June 30, 1996 and 1995, the provision for income taxes was not significant due to the utilization of net operating loss carryforwards for U.S. federal income tax purposes. Income tax expense for the three- and six-month periods ended
June 30, 1996 and 1995, primarily consisted of income taxes applicable to foreign countries in which the Company had no loss carryforwards. The
Company's recognition of its net operating loss carryforwards and other deferred tax assets is dependent on its ability to estimate the amount and timing of future earnings. Due to this uncertainty, the Company recorded a valuation allowance as of June 30, 1996, against a substantial portion of its deferred tax assets. The amount of the valuation allowance is subject to periodic review and adjustment. A reasonable possibility exists that the conditions that gave rise to the recognition of the valuation allowance as of June 30, 1996 may require a reduction in the allowance in the near term. If the allowance is reduced in a future period, the adjustment would be recorded as a reduction to income tax expense.

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

For the six months ended June 30, 1996, cash flow provided by operating activities amounted to $37.3 million. An additional $5.1 million was provided from maturities of marketable securities (net of purchases), $4.1 million was provided from the exercise of employee stock options, and $3.0 million was provided from sales of properties and equipment. From the $49.5 million sum of cash inflows, $27.7 million was used for capital expenditures. For the comparable prior-year period, cash flow provided by operating activities totaled $30.4 million, proceeds from sales of properties and equipment totaled $23.4 million, and capital expenditures totaled $36.2 million.

In June 1996, the Company agreed to purchase from K/S Rasmussen Offshore A/S a dynamically-positioned semisubmersible, the POLYCASTLE, after receiving a three-year commitment from a major oil company to drill in deep water in the U.S. Gulf of Mexico. The POLYCASTLE, which will be renamed the GLOMAR CELTIC SEA, has been operating for the last several years as an accommodations unit. The Company intends to spend approximately $185 million, excluding capitalized interest, to acquire the POLYCASTLE and reconfigure it for drilling operations, which are expected to commence in the third quarter of 1997. The Company expects to take delivery of the POLYCASTLE in the fourth quarter of 1996.

On August 1, 1996, the Company announced that it had received a five-year, $262 million commitment from two major oil companies to drill in water depths to 7,500 feet. To fulfill this commitment, the Company entered into a 30-year lease with the U.S. government for use of the GLOMAR EXPLORER, a dynamically-positioned ship that was designed and operated from 1973 to 1975 by the Company for the U.S. government. The Company will convert the GLOMAR EXPLORER into a deep-water drillship at a cost of approximately $160 million, excluding capitalized interest. The Company expects to take delivery of the ship in the third quarter of 1996 and have it ready to commence drilling in the U.S. Gulf of Mexico during the first quarter of 1998.

The Company intends to finance its investments in the POLYCASTLE and the GLOMAR EXPLORER over 15- and 18-month periods, respectively, primarily with internally generated funds.

Capital expenditures for the full year 1996 are anticipated to be $145 million, including $83 million for the purchase and reconfiguration of the POLYCASTLE, $16 million for improvements to the GLOMAR ARCTIC I, $10 million for the conversion of the GLOMAR EXPLORER, $9 million for improvements to the GLOMAR ROBERT F. BAUER, $21 million for improvements to the remainder of the drilling fleet, and $6 million for other expenditures.

As of June 30, 1996, the Company had $103.3 million in cash, cash equivalents and marketable securities, including $3.5 million which was restricted from use for general corporate purposes. The restricted amount includes $2.2 million in proceeds from asset sales and $1.3 million collateralizing outstanding operating letters of credit. The use of the proceeds from sales of assets is limited under the terms of the indenture governing the Senior Secured Notes.
As of December 31, 1995, the Company had $86.6 million in cash and marketable securities, including restricted amounts of $42.1 million.

The Company believes that it will be able to meet all of its current obligations, including capital expenditures and debt service, from its cash flow from operations, its cash, cash equivalents and marketable securities, and its $25 million revolving credit facility.

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

In April 1995 the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 for the proposed offering from time to time of (i) debt securities, which may be subordinated to other indebtedness of the Company, (ii) shares of preferred stock, $.01 par value per share, and/or (iii) shares of common stock, $.10 par value per share, for an aggregate initial public offering price not to exceed $75 million. Any net proceeds from the sale of offered securities would be used for general corporate purposes, which may include, but are not limited to, capital expenditures and the financing of acquisitions. The registration statement was declared effective by the Commission in June 1995. The Company has not yet offered for sale or sold any securities under the registration statement.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 8, 1996.
At the meeting, three directors were elected by a vote of holders of Common Stock, $.10 par value per share, as outlined in the Company's Proxy Statement relating to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities
Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (iii) all of such nominees were elected. The following numbers of votes were cast as to the director nominees: Donald B. Brown, 148,695,511 votes for and 439,098 votes withheld; Thomas W. Cason, 148,698,686 votes for and 435,923 votes withheld; and Jerry C. Martin, 149,114,324 votes for and 434,138 votes withheld. Also voted upon at the Annual Meeting was a proposal to amend the Company's 1989 Stock Option and Incentive Plan and approve certain performance-based compensation, with 142,050,079 votes being cast in favor of the proposal, 5,537,111 votes being cast against the proposal, and 1,685,370 abstentions and broker non-votes. In addition, a vote was taken on ratification of the appointment of Coopers & Lybrand L.L.P. as independent certified public accountants of the Company and its subsidiaries for 1996, with 148,645,811 votes being cast for ratification, 274,712 votes being cast against ratification, and 352,037 abstentions and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

   10.1 Fifth Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan.

   10.2 Performance Criteria for Compensation Intended to Qualify as "Performance-Based Compensation" Under Section 162(m) of the Internal Revenue Code.

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

(b)      Reports on Form 8-K

         During the second quarter of 1996, the Company filed a Current Report on Form 8-K, dated June 3, 1996, which reported under Item 5, "Other Events," that the Company had received two unrelated long-term commitments to drill in deep water in the U.S. Gulf of Mexico, and that the Company had agreed to purchase a semisubmersible to be reconfigured for drilling operations.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GLOBAL MARINE INC.
                                    (Registrant)


Dated:  August 8, 1996       /s/ Thomas R. Johnson
                             ---------------------------------------
                             Thomas  R. Johnson
                             Vice President and Corporate Controller
                             (Duly Authorized Officer and Principal Accounting
                             Officer of the Registrant)