Form 10-K405
period 1996-12-31
GLOBAL MARINE INC
filed 1997-02-28
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                          1996 FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996

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

Registrant's telephone number, including area code: (281) 596-5100
   Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
         Title of each class                       on which registered
  Common Stock, $0.10 par value                  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 1997, the aggregate market value of the Company's common stock, $0.10 par value, held by non-affiliates was $3,798,835,853.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 169,946,670 shares outstanding as of January 31, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 1997 Annual Meeting of Stockholders are incorporated into Part III of this Report.

                         TABLE OF CONTENTS
[CAPTION]

Part I

Items 1. and 2.  Business and Properties
Item 3.          Legal Proceedings
Item 4.          Submission of Matters to a Vote of Security Holders

Part II

Item 5.          Market for Registrant's Common Equity and
                 Related Stockholder Matters
Item 6.          Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.          Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 10.         Directors and Executive Officers of the Registrant
Item 11.         Executive Compensation
Item 12.         Security Ownership of Certain Beneficial Owners and Management
Item 13.         Certain Relationships and Related Transactions

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                _______________________

    The statements regarding future financial performance and results and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, oil and gas prices and other market factors, market dayrates, results of future marketing activity, the dates the Company's rigs undergoing conversion to drilling operations will commence drilling, rig utilization rates, and costs and other factors discussed herein and in the Company's other Securities and Exchange Commission filings. Should one or more such risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                              PART I


ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

    Global Marine Inc. is a holding company incorporated in Delaware in 1964. Unless otherwise provided, the term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to its consolidated subsidiaries. The Company's businesses are conducted by subsidiaries of Global Marine Inc.

    The Company provides offshore drilling services on a dayrate basis and offshore drilling management services on a turnkey basis, and participates in oil and gas exploration, development and production activities. Industry segment information relative to the Company is set forth in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Contract Drilling

    Substantially all of the Company's offshore contract drilling operations are conducted by Global Marine Drilling Company ("GMDC"), a wholly-owned subsidiary of Global Marine Inc. GMDC is headquartered in Houston, Texas, has other principal offices in Lafayette, Louisiana and Aberdeen, Scotland, and has additional offices in London, England; Luanda, Angola; New Orleans, Louisiana; Pointe Noire, Congo; Port Gentil, Gabon; and Port Harcourt, Nigeria.

    The Company has a modern, diversified, active fleet of 26 mobile offshore drilling rigs consisting of 23 cantilevered jackups, two third-generation semisubmersibles, and one self-propelled drillship. In addition, the Company has two rigs, the Glomar Celtic Sea semisubmersible and Glomar Explorer drillship, which are currently undergoing conversion to drilling operations (see "Recent Developments"), and the inactive Glomar Beaufort Sea I concrete island drilling system (the "CIDS"), which was designed for arctic operations and was last under contract in 1990. All of the Company's active rigs were placed in service in 1979 or later, and, as of February 26, 1997, their average age was approximately 14.8 years.

    The Company's fleet is deployed in the major offshore oil and gas operating areas worldwide. The principal areas of the Company's operations currently include the U.S. Gulf of Mexico, offshore West Africa, and the North Sea.

    As part of upgrading and expanding its rig fleet and other assets, the Company considers and pursues the acquisition of suitable additional rigs and other assets on an ongoing basis. If the Company decides to undertake an acquisition, the issuance of additional shares of stock or additional debt could be required.

    Recent Developments. In June 1996 the Company entered into an agreement to purchase a dynamically-positioned semisubmersible, the Polycastle, for $55 million in cash after receiving a three-year, $160 million commitment from a major oil company to drill in deep waters of the U.S. Gulf of Mexico. The purchase was completed in October. The Company plans to spend approximately $130 million to convert the rig, which was renamed the Glomar Celtic Sea, into a fourth-generation semisubmersible capable of drilling in water depths of up to 5,000 feet. The Glomar Celtic Sea is scheduled to commence drilling in the Gulf of Mexico in the fourth quarter of 1997.

    In August 1996 the Company announced that it had received a five-year, $262 million commitment from two major oil companies to drill in deep waters of the U.S. Gulf of Mexico. To fulfill this commitment, the Company entered into a 30-year lease with the U.S. government for use of the Glomar Explorer, a dynamically-positioned ship that the Company designed and operated for the U.S. government from 1973 to 1975. The Company plans to spend approximately $175 million to convert the Glomar Explorer into a deep-water drillship capable of operating in water depths of up to 7,500 feet. The Glomar Explorer is scheduled to commence drilling in the Gulf of Mexico in the first quarter of 1998.

    The Company intends to fund its investments in the Glomar Celtic Sea and Glomar Explorer with internally generated funds.

    Offshore Rig Fleet. The following table lists the rigs in the Company's drilling fleet as of February 15, 1997, indicating the year each rig was placed in service, as well as its maximum water and drilling depth capabilities, current location, customer, and estimated contract expiration date.

                                    OFFSHORE RIG FLEET
                              Status as of February 15, 1997

                           YEAR
                          PLACED     MAXIMUM      DRILLING
                            IN     WATER DEPTH     DEPTH                            CURRENT         CONTRACT
                          SERVICE   CAPABILITY   CAPABILITY       LOCATION          CUSTOMER          TERM (1)
                         --------  -----------   ----------       --------          --------        ----------
Cantilevered Jackup
Glomar High Island I        1979      250 ft.     20,000 ft.   Gulf of Mexico   Vastar Resources    expires 3/97
Glomar High Island II       1979      270 ft.     20,000 ft.   Gulf of Mexico   Unocal              expires 5/97
Glomar High Island III      1980      250 ft.     20,000 ft.   West Africa      Texaco              expires 3/98
Glomar High Island IV       1980      250 ft.     20,000 ft.   Gulf of Mexico   Chevron             expires 3/97
Glomar High Island V        1981      270 ft.     20,000 ft.   West Africa      Cabinda Gulf        expires 4/99
Glomar High Island VII      1982      250 ft.     20,000 ft.   West Africa      Pecten Cameroon     expires 1/98
Glomar High Island VIII     1982      250 ft.     20,000 ft.   Gulf of Mexico   Vastar Resources    expires 6/97
Glomar High Island IX       1983      250 ft.     20,000 ft.   West Africa      Texaco              expires 4/97
Glomar Adriatic I           1981      300 ft.     25,000 ft.   West Africa      Elf Serepca         expires 5/97
Glomar Adriatic II          1981      350 ft.     25,000 ft.   Gulf of Mexico   Chevron             expires 3/97
Glomar Adriatic III         1982      300 ft.     25,000 ft.   Gulf of Mexico   Forest Oil          expires 5/97
Glomar Adriatic IV          1983      350 ft.     25,000 ft.   West Africa      United Meridian     expires 6/98
Glomar Adriatic V           1979      300 ft.     20,000 ft.   West Africa      Elf Gabon           expires 10/97
Glomar Adriatic VI          1981      350 ft.     20,000 ft.   Gulf of Mexico   Taylor Energy       expires 3/97
Glomar Adriatic VII         1983      325 ft.     20,000 ft.   Gulf of Mexico   Mesa                expires 5/97
Glomar Adriatic VIII        1983      300 ft.     25,000 ft.   West Africa      Mobil               expires 2/98
Glomar Adriatic IX          1981      300 ft.     20,000 ft.   West Africa      Conoco              expires 10/97
Glomar Adriatic X           1982      300 ft.     20,000 ft.   West Africa      UMCEG               expires 12/97
Glomar Adriatic XI          1983      225 ft.     25,000 ft.   North Sea        Talisman            expires 5/97
Glomar Main Pass I          1982      300 ft.     25,000 ft.   Gulf of Mexico   Pennzoil            expires 5/97
Glomar Main Pass IV         1982      300 ft.     25,000 ft.   Gulf of Mexico   Mesa                expires 3/97
Glomar Labrador I           1983      300 ft.     25,000 ft.   North Sea        Amoco               expires 4/97
Glomar Baltic I             1983      375 ft.     25,000 ft.   Gulf of Mexico   Apache              expires 3/97

Semisubmersible
Glomar Arctic I             1983      3,000 ft.   25,000 ft.   Gulf of Mexico   British Petroleum   expires 6/98
Glomar Arctic III           1984      1,800 ft.   25,000 ft.   North Sea        Amerada Hess        expires 6/97
Glomar Celtic Sea (2)       -         5,000 ft.   25,000 ft.   Shipyard         Elf Exploration     expires 9/00

Drillship
Glomar Robert F. Bauer      1983      2,750 ft.   25,000 ft.   West Africa      Mobil               expires 12/97
Glomar Explorer (3)         -         7,500 ft.   25,000 ft.   Shipyard         Chevron             expires 3/03

Concrete Island Drilling
   System
Glomar Beaufort Sea I (4)   -         55 ft.      25,000 ft.   Alaska           -                   inactive

-----------------------
(1) Expiration dates are the later of the end of the current contract or new contract in place but not yet commenced and are estimates only.
(2) The Glomar Celtic Sea is currently undergoing conversion to drilling operations. The maximum water depth and drilling depth capabilities indicated in the table are the rig's capabilities after conversion. The rig is excluded from the Company's rig utilization figures while out of service and is scheduled to be placed in service in the fourth quarter of 1997.
(3) The Glomar Explorer is currently undergoing conversion to drilling operations. The maximum water depth and drilling depth capabilities indicated in the table are the rig's capabilities after conversion.
     The rig is excluded from the Company's rig utilization figures while out of service and is scheduled to be placed in service in the first quarter of 1998.
(4) The Glomar Beaufort Sea I concrete island drilling system is inactive and has been excluded from the Company's rig utilization figures.

  Jackup rigs have elevating legs which extend to the sea bottom, providing a stable platform for drilling, and are generally preferred in water depths of 300 feet or less. All of the Company's jackup units have rigs which are mounted on cantilevers, which allow the rigs to extend outward from their hulls over fixed drilling platforms and enable operators to drill both exploratory and development wells. The Company's two largest jackup rigs, the Glomar Labrador I and Glomar Baltic I, are capable of operating in severe weather environments such as the North Sea and Eastern Canada.

  Semisubmersible rigs are floating offshore drilling units that have pontoons and columns that, when flooded with water, cause the unit to submerge to a predetermined depth. Most semisubmersibles are anchored to the sea bottom with mooring chains, but some are held in position solely by computer controlled propellers, known as thrusters. Semisubmersibles are divided into four generations, distinguished mainly by their age, environmental rating and water depth capability. The Company's Glomar Arctic I and Glomar Arctic III semisubmersibles are third-generation rigs, suitable for drilling in deep-water, harsh-weather environments. The Company's Glomar Celtic Sea will be equivalent to a fourth-generation semisubmersible after it is converted.

  Drillships are suitable for deep-water drilling in moderate weather environments and in remote locations because of their mobility and large load carrying capability.

  All 26 of the Company's active rigs are equipped with top-drive drilling systems. Top-drive drilling systems permit drilling with extended stands of drill pipe, reducing the number of connections required, and enable operators to rotate the drill pipe when exiting the well bore, thereby increasing both the speed and safety of drilling operations and reducing the risk of the drill pipe becoming stuck in the well bore.

  With the exception of the Glomar Explorer, which is leased under a 30-year agreement, all of the rigs in the fleet are owned by the Company. Twenty-two of the Company-owned rigs are subject to mortgages granted to collateralize the Company's 12-3/4% Senior Secured Notes due 1999 (the "Senior Secured Notes"). The unencumbered rigs are the Glomar Baltic I, Glomar Adriatic IX, Glomar Adriatic X, Glomar Adriatic XI, Glomar Celtic Sea and Glomar Beaufort Sea I.

  Rig Utilization. For the year ended December 31, 1996, the Company's average utilization rate (1) for its active rigs was 98 percent compared to 99 percent for 1995. As of February 15, 1997, the Company's utilization rate for its active rigs was 100 percent. The Company anticipates that contracts on 14 of the Company's 26 rigs operating under contracts as of February 15, 1997, will expire at varying times on or prior to May 31, 1997. Short-term contracts have been typical in the industry for the past decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions and consistent with the normal course of business. The Company's strategy has been to employ a number of its rigs on short-term contracts in periods of rising dayrates, enabling the Company to contract for higher dayrate contracts as rigs become available.

-----------------------
(1) The average rig utilization rate for a period is equal to the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work, and it excludes the CIDS and the two rigs undergoing conversion to drilling operations.

  As of December 31, 1996, all twelve of the Company's rigs in the Gulf of Mexico were employed. As of that date, the industry utilization rate (1) in the Gulf of Mexico was 83 percent compared with a rate of 80 percent as of December 31, 1995. Revenues attributable to the Gulf of Mexico accounted for 36 percent, 44 percent and 53 percent of the Company's contract drilling revenues in 1996, 1995, and 1994, respectively.

  As of December 31, 1996, all eleven of the Company's rigs offshore West Africa were employed. As of that date, the industry utilization rate offshore West Africa was 98 percent compared with a rate of 81 percent as of December 31, 1995. Revenues from this market accounted for 35 percent, 21 percent and 15 percent of the Company's contract drilling revenues in 1996, 1995, and 1994, respectively.

  As of December 31, 1996, all three of the Company's rigs in the North Sea were employed. As of that date, the industry utilization rate in the North Sea was 95 percent compared with a rate of 93 percent as of December 31, 1995. Revenues from this market accounted for 25 percent, 22 percent and 14 percent of the Company's contract drilling revenues in 1996, 1995, and 1994, respectively.

  The following table sets forth the size and average utilization rates of the Company's active rig fleet for each of the past five years.

                                            1996   1995   1994   1993   1992
                                            ----   ----   ----   ----   ----
Rigs in service at year-end                  26     26     25     24     24
Average rig utilization                      98%    99%    94%    91%    81%

  Backlog. The following tables show, for each of the Company's three principal groups of drilling rigs and each geographic area in which the Company operates, the number of contract months available and the number of contract months under firm commitments for 1997, 1998 and 1999, determined on the basis of executed contracts as of December 31, 1996, excluding customer option periods. "Rig Contract Months Available" includes one semisubmersible and one drillship, the Glomar Celtic Sea and Glomar Explorer, respectively, which have commitments to drill in the Gulf of Mexico but have not yet entered service, and is based on the dates each is expected to become available for drilling. The number of rigs in each category is indicated in parenthesis.

                               1997                         1998                         1999
                      ----------------------         ---------------------       ----------------------
                         Rig          Rig              Rig         Rig             Rig          Rig
                      Contract      Contract         Contract    Contract        Contract     Contract
                       Months        Months           Months      Months          Months       Months
                      Available    Committed         Available   Committed       Available    Committed
                      ---------    ---------         ---------   ---------       ---------    ---------
Jackups (23)             276          114               276         19              276            2
Semisubmersibles (3)      27           15                36         17               36           12
Drillships (2)            12           12                22         10               24           12
                         ---          ---               ---        ---              ---          ---
    Total                315          141               334         46              336           26
                         ===          ===               ===        ===              ===          ===

Percentage committed                   45%                          14%                            8%

-------------------------
(1) Industry utilization rates were derived from data published by Offshore Data Services and other information available to the Company. The Company has adjusted the numerator (rigs working) and denominator (rigs available) as reported by Offshore Data Services to include certain rigs which are under contract for non-drilling uses but which are able to compete with Company rigs and to exclude other rigs that, because of their location or other factors, do not compete with Company rigs.

                               1997                       1998                           1999
                      -----------------------    -------------------------       ----------------------
                        Rig           Rig           Rig            Rig             Rig          Rig
                      Contract      Contract      Contract       Contract        Contract     Contract
                       Months        Months        Months         Months          Months       Months
                      Available     Committed     Available      Committed       Available    Committed
                      ---------     ---------     ---------      ---------       ---------    ---------
Gulf of Mexico (14)      147            36           166             27             168           24
West Africa (11)         132           101           132             19             132            2
North Sea (3)             36             4            36              -              36            -
                         ---           ---           ---            ---             ---          ---
    Total                315           141           334             46             336           26
                         ===           ===           ===            ===             ===          ===

  As of December 31, 1996, the Company's contract drilling backlog was approximately $705 million, $242 million of which is expected to be realized in 1997. The contract drilling backlog at December 31, 1995, was $130 million.

  Drilling Contracts and Major Customers. Contracts to employ the Company's drilling rigs extend over a specified period of time or the time required to drill a specified well or number of wells. While the final contract for employment of a rig is the result of negotiations between the Company and the customer, most contracts are awarded based upon competitive bidding. The rates specified in drilling contracts are generally on a dayrate basis, payable in U.S. dollars, and vary depending upon the type of rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions, and other variables. Each contract provides for a basic dayrate during drilling operations, with lower rates or no payment for periods of equipment breakdown, adverse weather, or other conditions which may be beyond the control of the Company. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed amounts, or for no payment during the mobilization period.
A contract may be terminated by the customer if the rig is destroyed or lost, if drilling operations are suspended for a specified period of time due to a breakdown of major equipment or, in some cases, if other events occur that are beyond the control of either party.

  The Company's offshore contract drilling business is subject to the usual risks associated with having a limited number of customers for its services.
In 1996 and 1994 no single customer provided more than 10 percent of consolidated revenues. In 1995 Shell Oil Company provided $51.2 million, or 11 percent, of consolidated revenues.

Drilling Management Services

  The Company provides drilling management services on a turnkey basis through its wholly-owned subsidiaries, Applied Drilling Technology Inc. ("ADTI") and Global Marine Integrated Services -International Inc. ("GMIS-I"), and through Global Marine Integrated Services - Europe ("GMIS-E"), which is a division of GMDC. ADTI operates primarily in the U.S. Gulf of Mexico, and GMIS-I and GMIS-E operate in areas other than the U.S. Gulf of Mexico. For a guaranteed price, each will assume responsibility for the design and execution of specific offshore drilling programs and deliver a logged or loggable hole to an agreed depth. Compensation is contingent upon satisfactory completion of the drilling program.

  As of December 31, 1996, ADTI had completed 312 turnkey wells since commencing operations in 1980, including 79 in 1996, 57 in 1995, and 50 in 1994. GMIS-E completed no turnkey wells in 1996, six wells in 1995 and two wells in 1994, its first year of operations. GMIS-I completed three turnkey wells in 1996 and four wells in 1995, its first year of operations.

  In addition to providing drilling management services on a turnkey basis, GMIS-E and GMIS-I offer services as general contractors under arrangements variously described as "partnering," "full service contracting," and "integrated drilling services" arrangements, among others. When the Company acts as a general contractor, it provides planning, engineering and management services beyond the scope of its traditional contract drilling business, and thereby assumes greater liability. GMIS-E and GMIS-I provide such planning, engineering and management services, as well as turnkey drilling services, in areas other than the U.S. Gulf of Mexico.

  As of December 31, 1996, the Company's drilling management services backlog was approximately $26 million, all of which is expected to be realized in 1997. As of December 31, 1995, the drilling management services backlog was approximately $25 million.

Oil and Gas Operations

  Oil and gas exploration, development and production activities are conducted through Challenger Minerals Inc. ("CMI"), which is a wholly-owned subsidiary of the Company. Such activities primarily include participation in the development and operation of properties for oil and gas production. In addition, the Company incurs through ADTI and other subsidiaries certain limited exploration and leasehold acquisition costs in connection with its turnkey drilling operations. Substantially all of the Company's oil and gas activities are conducted in the United States offshore Louisiana and Texas and onshore in Oklahoma and Texas. Oil and gas operations currently account for less than five percent of the Company's business.

Competition and Business Environment

  Offshore drilling is a highly competitive business with numerous industry participants, none of which has a significant market share. Drilling contracts are awarded on a competitive bid basis and, while an operator selecting a rig may consider, among other things, quality of service and equipment, price competition is the primary factor in determining which qualified contractor is awarded a job.

  Offshore drilling is a highly cyclical business, impacted to a large degree by oil and gas price levels and volatility. Worldwide military, political and economic events have contributed to oil and gas price volatility and are
likely to continue to do so in the future.   Some other factors which affect
oil and gas prices and, by extension, the level of demand for the Company's services, include demand for oil and gas worldwide, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels, the level of production by non-OPEC countries, domestic and foreign tax policy, and government laws and regulations which restrict exploration and development of oil and gas in various offshore jurisdictions.

  ADTI, GMIS-I and GMIS-E compete with other participants in the drilling management services industry, some of which have greater resources. In addition, the Company's drilling management services business is subject to the usual risks associated with having a limited number of customers for its services.

  Results of operations from the Company's drilling management services may be limited by certain factors, in particular, the ability of the Company to obtain and successfully perform turnkey drilling contracts based on competitive bids. The Company's ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid. Accordingly, results of the Company's drilling management service operations may vary widely from quarter to quarter and from year to year. Furthermore, turnkey operations may be constrained by the availability of rigs. In the U.S. Gulf of

Mexico, ADTI relied on third-party rigs for all of its rig time in 1996. The Company currently has 15 third-party rigs under contract for its turnkey operations, with remaining terms ranging from six months to one year at market-adjusted dayrates. One of the contracts may be renewed at the option of the Company for an additional two years at below current-market rates.
The future level of turnkey activity is dependent on the continued availability of third-party rigs. In the North Sea and West Africa, the market for turnkey drilling is not well established, and growth in these markets also may be constrained by future rig availability.

  With respect to the Company's oil and gas operations, CMI experiences competition from other oil and gas companies in all phases of its operations. Many competing companies have substantially greater financial and other resources. The Company's oil and gas production operations and economics are affected by prices of oil and gas, governmental regulation, the use and allocation of oil and gas, the extent of domestic production, and the levels of imports and of prices of competitive fuels. They are also affected by excess supplies of oil and gas in the Company's market areas, as well as seasonal demand factors, tax and other laws relating to the petroleum industry and changes in such laws, and by constantly changing administrative regulations.

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

  The Company maintains insurance coverage against certain general and marine public liability, including liability for personal injury, in the amount of $200 million, subject to a self-insured retention of no more than $250,000 per occurrence. In addition, the Company's rigs and related equipment are separately insured under hull and machinery policies against certain marine and other perils, subject to a self-insured retention generally of no more than $300,000 per occurrence. The Company's current practice is to insure each active rig for its market value. Although each rig is insured for at least its financial book value, the Company's insurance does not cover all costs that would be required to replace each rig. In addition to hull and machinery coverage, the Company purchases rig business interruption insurance with respect to its operating rigs. Business interruption coverage applies only to business interruptions as a result of losses insured under hull and machinery policies, and is not available to the Company for interruptions arising from damages to "spud cans," i.e., the bases of legs of jackup rigs.
The deductible for business interruption claims is 30 days. Although the Company currently purchases rig business interruption insurance with respect to all of its operating rigs, the decision to insure a rig against interruption risks is dependent on a number of factors, including dayrate and utilization levels, and no assurance can be made that the Company will continue to insure any or all of its operating rigs against such risks. All of the Company's rigs which are operated internationally are presently insured against loss due to war, including terrorism.

  The Company is permitted under the terms of the rig mortgages securing the Senior Secured Notes to change the limits on its general and marine public liability insurance to $150 million, and to be subject, with respect to such liability insurance and its marine hull and machinery insurance, to self-insured retention amounts of up to $1 million per occurrence. The indenture governing the Senior Secured Notes also contains certain restrictions regarding the use of insurance proceeds received by the Company due to the loss of any Company-owned rig other than the Glomar Baltic I, Glomar Adriatic IX, Glomar Adriatic X, Glomar Adriatic
XI, Glomar Celtic Sea and Glomar Beaufort Sea I. In addition, subject to the terms of the indenture, the Company's credit facility with a bank group contains certain restrictions regarding the use of insurance proceeds received by the Company due to the loss of any Company-owned or leased rig.

  Although the general and marine public liability policies cover liability for pollution under most circumstances, they do not cover liability for bringing a well under control following a blowout. In the case of turnkey drilling operations, the Company maintains insurance covering the cost of controlling the well, including any environmental damage resulting therefrom, the cost of cleanup, and the cost of redrilling ("well control liabilities") in an amount not less than $20 million per occurrence subject to a self-insured retention of $200,000 per occurrence. Under turnkey drilling contracts, the Company generally assumes the risk of the cost of well control, but on occasion the Company receives indemnification from the customer for such risk in excess of
the $20 million insurance coverage.   In many instances, however, the Company
is not indemnified by its customers for well-control liabilities. Furthermore, the Company is not insured against certain drilling risks, such as stuck drill stem and loss of in-hole equipment not arising from an insured peril, that could result in delays or nonperformance of a turnkey drilling contract. In connection with the Company's offshore contract drilling operations, the Company is generally indemnified for any cost of well control by its customers. In any event, however, the Company maintains insurance against such liabilities in the amount of $50 million per occurrence subject to a self-insured retention of $200,000 per occurrence.

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

Foreign Operations

  A significant portion of the Company's revenues is attributable to drilling operations in foreign countries. Such activities accounted for 40 percent, 41 percent and 29 percent of the Company's consolidated revenues in 1996, 1995 and 1994, respectively. Risks associated with the Company's operations in foreign areas include risks of war and civil disturbances or other risks that may limit or disrupt markets, expropriation, nationalization, renegotiation or nullification of existing contracts, foreign exchange restrictions and currency fluctuations, foreign taxation, changing political conditions and foreign and domestic monetary policies. To date, the Company has experienced no material loss as a result of any of these factors. Additionally, the ability of the Company to compete in the international drilling market may be adversely affected by foreign governmental regulations favoring or requiring the awarding of drilling contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, foreign governmental regulations, which may in the future become applicable to the oil and gas industry, could reduce demand for the Company's services, or such regulations could directly affect the Company's ability to compete for customers.

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

  OPA '90 also mandated increases in the amounts of financial responsibility that must be certified with respect to mobile offshore drilling units and offshore facilities (e.g. oil and gas production platforms, among others) located in U.S. waters. Operators of mobile offshore drilling units, together with operators of vessels, must provide evidence of financial responsibility based on a tonnage formula, which, in the Company's case, would not exceed
$15 million for its largest rig located in U.S. waters. The Company has complied with the requirement by providing evidence of adequate U.S.-based net worth. The Company's inability to comply with the rule in the future, however, could have a material adverse effect on its operations and financial condition. During 1996, 36 percent of the Company's contract drilling revenues were attributable to operations in U.S. waters, and, as of February 26, 1997, 12 of the Company's 26 active rigs were located in U.S. waters.

  Until recently OPA '90 would have required lessees, permittees, or holders of a right of use for offshore facilities (including mobile offshore drilling rigs while attached to the ocean floor) to certify evidence of financial responsibility in the amount of $150 million. There was concern that this requirement could adversely affect oil and gas operations in U.S. waters.
In October 1996, President Clinton signed into law amendments to OPA '90 that reduce this financial responsibility requirement to $35 million for offshore facilities located seaward of the state waters and $10 million for offshore facilities within state waters. These amounts may be increased in the future based on operational, health and other risks posed by the quantity and quality of oil being handled. The Department of the Interior's Minerals Management Service is responsible for promulgating regulations implementing the new financial responsibility requirements with respect to offshore facilities. CMI presently operates an offshore production platform, and ADTI's business and GMDC's operations in the Gulf of Mexico are largely dependent on oil and gas companies' drilling activities, which, in turn, ultimately depend on their ability to meet the OPA '90 financial responsibility requirements. The Company cannot predict the exact nature or effect of any regulations promulgated to implement the revised responsibility requirements, but notes that these lower limits in part correspond to existing requirements for facilities on the Outer Continental Shelf.

Employees

  The Company had approximately 2,100 employees at December 31, 1996. The Company requires highly skilled personnel to operate its drilling rigs. In recognition of this, the Company conducts extensive personnel training and safety programs.

Executive Officers of the Registrant

  The name, age as of December 31, 1996, and office or offices currently held by each of the executive officers of the Company are as follows:

    Name                     Age  Office or Offices
    ----                     ---  -----------------

    David A. Herasimchuk     54   Vice President, Market Development
    Thomas R. Johnson        48   Vice President and Corporate Controller
    Gary L. Kott             54   President and Chief Operating Officer of
                                  Global Marine Drilling Co.
    C. Russell Luigs         63   Chairman of the Board, President and Chief
                                  Executive Officer
    Jon A. Marshall          45   Group Vice President of the Company, and
                                  President of Challenger Minerals Inc.
    Jerry C. Martin          64   Senior Vice President and Chief Financial
                                  Officer
    James L. McCulloch       44   Vice President and General Counsel
    John G. Ryan             44   Chairman and Chief Executive Officer of Global
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock, $0.10 par value per share, is listed on the New York Stock Exchange under the symbol "GLM." At January 31, 1997, there were 7,506 stockholders of record of the Common Stock. The high and low sales prices of the Common Stock as reported on the New York Stock Exchange Composite Transactions Tape for each full quarterly period within the past two years appear under "Consolidated Selected Quarterly Financial Data," which follows the notes to the consolidated financial statements.

  The Company has not declared any dividends on its common stock since 1985. Subject to the preferential dividend rights of holders of the Company's preferred stock, if any, the holders of the Common Stock will be entitled to receive when, as and if declared by the Board of Directors out of funds legally available therefor, all other dividends payable in cash, in property, or in shares of Common Stock. The indenture governing the Company's Senior Secured Notes, as well as the Company's credit facility with a bank group, contain certain restrictions with respect to the payment of dividends on the Common Stock (other than stock dividends). (See Note 3 of Notes to Consolidated Financial Statements.) It is unlikely that dividends will be declared or paid on the Common Stock during the next one to two years. The Company expects, however, that it will reconsider the declaration and payment of dividends after that time.

ITEM 6.  SELECTED FINANCIAL DATA

                          GLOBAL MARINE INC. AND SUBSIDIARIES
                                     FIVE-YEAR REVIEW
                        (Dollars in millions, except per share data)

                                                         ----------------------------------------------------------------
                                                          1996         1995            1994         1993           1992
                                                         ----------------------------------------------------------------
Financial Performance
Revenues:
  Contract drilling                                      $ 362.5      $ 248.9        $ 211.4       $ 200.3        $ 214.1
  Drilling management services                             305.3        209.3          137.8          57.1           26.9
  Oil and gas                                               12.9          9.8            9.8          11.6           19.3
                                                         -------      -------        -------       -------        -------
     Total revenues                                      $ 680.7      $ 468.0        $ 359.0       $ 269.0        $ 260.3
                                                         =======      =======        =======       =======        =======

Operating income:
  Contract drilling                                      $ 125.4      $  54.6        $  25.6       $   4.5        $  17.3
  Drilling management services (1)                          27.9         17.3           10.8           7.6           (2.2)
  Oil and gas                                                6.8          3.4            3.7           5.3            3.2
  Corporate expenses                                       (19.3)       (15.0)         (14.0)        (14.2)         (13.5)
                                                         -------      -------        -------       -------        -------
    Total operating income                                 140.8         60.3           26.1           3.2            4.8
                                                         -------      -------        -------       -------        -------

Other income (expense):
  Interest expense                                         (30.9)       (30.2)         (30.2)        (32.1)         (43.6)
  Interest capitalized                                       2.6          5.6            3.7             -              -
  Interest income                                            6.2          4.7            3.8           2.7            2.8
  Gain on sale of offshore drilling rigs                       -         14.7              -             -           10.9
  Litigation settlement                                        -            -              -             -           55.0
  Other                                                      1.0            -            2.0             -            0.7
                                                         -------      -------        -------       -------        -------
     Total other income (expense)                          (21.1)        (5.2)         (20.7)        (29.4)          25.8
                                                         -------      -------        -------       -------        -------

     Income (loss) before income taxes                     119.7         55.1            5.4         (26.2)          30.6

Provision for income taxes:
  Current tax provision                                      9.6          3.2            0.6           0.3            3.1
  Deferred tax benefit                                     (70.0)           -              -             -              -
                                                         -------      -------        -------       -------        -------
     Total income tax provision (benefit)                  (60.4)         3.2            0.6           0.3            3.1
                                                         -------      -------        -------       -------        -------

Income (loss) before extraordinary item and
     cumulative effect of accounting changes               180.1         51.9            4.8         (26.5)          27.5
  Extraordinary gain on extinguishment of debt                 -            -              -             -           28.3
  Cumulative effect of accounting changes, net                 -            -           (3.5)            -            1.4
                                                         -------      -------        -------       -------        -------
     Net income (loss)                                   $ 180.1      $  51.9        $   1.3       $ (26.5)       $  57.2
                                                         =======      =======        =======       =======        =======

Primary net income (loss) per common share:
  Before extraordinary item and cumulative
     effect of accounting changes                        $  1.06      $  0.31        $  0.03       $ (0.17)       $  0.24
  Extraordinary gain on extinguishment of debt                 -            -              -             -           0.24
  Cumulative effect of accounting changes, net                 -            -          (0.02)            -           0.01
                                                         -------      -------        -------       -------        -------
     Primary net income (loss) per common share          $  1.06      $  0.31        $  0.01       $ (0.17)       $  0.49
                                                         =======      =======        =======       =======        =======

Average common and common equivalent shares                169.5        165.1          163.8         152.0          116.3
Dividends declared per common share (2)                  $     -      $     -        $     -       $     -        $     -
Capital expenditures                                     $ 118.3      $  73.5        $  75.9       $  40.6        $  20.9

Financial Position (end of year)
Working capital                                          $ 158.9      $ 116.2        $  93.4       $ 107.2        $  30.7
Net properties                                           $ 477.4      $ 386.6        $ 353.4       $ 314.6        $ 318.0
Total assets                                             $ 807.8      $ 563.0        $ 512.4       $ 492.9        $ 479.9
Long-term debt, including capital lease obligation       $ 241.8      $ 225.0        $ 225.0       $ 225.0        $ 249.0
Shareholders' equity                                     $ 459.1      $ 269.0        $ 212.3       $ 205.4        $ 154.5

Operational Data
Average rig utilization (3) (4)                               98%          99%            94%           91%            81%
Fleet average dayrate (5)                                $38,000      $28,700        $25,600       $25,600        $27,600
Number of active rigs (end of year) (4)                       26           26             27            24             24
Turnkey wells completed                                       82           67             52            18             10
Number of employees (end of year)                          2,100        2,100          1,700         1,500          1,500

--------------------
(1) Excludes profits earned on turnkey wells drilled on oil and gas properties in which the Company has working interests.
(2) The indenture governing the Senior Secured Notes and the Company's credit facility contain certain restrictions with respect to the payment of dividends on the Common Stock (other than stock dividends). See Note 3 of Notes to Consolidated Financial Statements.
(3) The average rig utilization rate for a period is equal to the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.
(4) Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations, and the Glomar Explorer and Glomar Celtic Sea, which are being converted to drilling rigs.
(5) Contract drilling revenues less non-rig related revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Summary

   Operating income increased by $80.5 million to $140.8 million in 1996 from $60.3 million in 1995. The improvement in operating results was primarily due to increased contract drilling dayrates, the full-year effect of three rigs which the Company placed into service in 1995, and an increase in the number of turnkey drilling contracts completed.

   In 1995 operating income increased by $34.2 million to $60.3 million from $26.1 million in 1994. The improvement in operating results was primarily due to generally higher contract drilling dayrates and utilization, lower depreciation expense due to a change in estimated rig service lives, the three rigs placed into service in 1995, and an increase in the number of turnkey wells completed.

   Data relating to the Company's operations by business segment follows:

                                            Increase/                     Increase/
                                  1996      (Decrease)         1995       (Decrease)        1994
                                  ----      ----------         ----       ----------        ----
                                                       (Dollars in millions)
Revenues:
 Contract drilling               $368.2         42%           $258.4          20%          $215.4
 Drilling management              306.3         44%            212.8          49%           142.8
 Oil and gas                       12.9         32%              9.8           -              9.8
 Less: Intersegment revenues       (6.7)       (48%)           (13.0)         44%            (9.0)
                                 ------                       ------                       ------
                                 $680.7         45%           $468.0          30%          $359.0
                                 ======                       ======                       ======

Operating income:
 Contract drilling               $125.4        130%           $ 54.6          113%         $ 25.6
 Drilling management               27.9         61%             17.3          60%            10.8
 Oil and gas                        6.8        100%              3.4          (8%)            3.7
 Corporate expenses               (19.3)        29%            (15.0)          7%           (14.0)
                                 ------                       ------                       ------
                                 $140.8        133%           $ 60.3          131%         $ 26.1
                                 ======                       ======                       ======

    The Company reported net income of $180.1 million for 1996 as compared with net income of $51.9 million for 1995 and $1.3 million for 1994. Net income for 1996 included a $70.0 million noncash credit to deferred income taxes in order to recognize a portion of the future tax benefit of net operating loss carryforwards. Net income for 1995 included a $14.7 million gain on the sale of the offshore drilling rig, Glomar Main Pass III. Net income for 1994 included a $3.5 million charge for the cumulative effect of a required change in accounting for postemployment benefits. Excluding these unusual items, net income for 1996, 1995 and 1994 was $110.1 million, $37.2 million and $4.8 million, respectively.

    During 1996 industry dayrates and utilization continued to increase in all markets in which the Company operates. In July the Company entered into a 30-year lease of the ship, Glomar Explorer, in connection with the Company's commitment to two major oil companies to drill in deep water in the U.S.
Gulf of Mexico under a five-year contract scheduled to begin in the first quarter of 1998. In October the Company completed the purchase of a dynamically-positioned semisubmersible, the Polycastle, which has been renamed the Glomar Celtic Sea and which is scheduled to begin drilling for a customer in deep water in the U.S. Gulf of Mexico in the fourth quarter of 1997 under a three-year contract.

Contract Drilling Operations

    Data with respect to the Company's contract drilling operations follows:

                                                    Increase/                Increase/
                                           1996     (Decrease)     1995      (Decrease)      1994
                                           ----     ----------     ----      ----------      ----
                                           (Dollars in millions, except for fleet average dayrate)
Contract drilling revenues by area: (1)
   Gulf of Mexico                         $133.7       18%        $112.9        (1%)        $113.7
   West Africa                             130.4      136%          55.3        74%           31.8
   North Sea                                90.0       62%          55.6        91%           29.1
   Other                                    14.1      (59%)         34.6       (15%)          40.8
                                          ------                  ------                    ------
                                          $368.2       42%        $258.4        20%         $215.4
                                          ======                  ======                    ======

Average rig utilization (2)                   98%                     99%                       94%
Fleet average dayrate                    $38,000                 $28,700                   $25,600

-----------------------
(1)  Includes revenues earned from affiliates.
(2) Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations, and the Glomar Explorer and Glomar Celtic Sea, which are being converted to drilling rigs.

    Of the $109.8 million increase in contract drilling revenues for 1996 compared to 1995, $79.2 million was attributable to increases in dayrates, $31.1 million was attributable to the full-year effect of the Glomar Adriatic IX, Glomar Adriatic X and Glomar Adriatic XI, which were placed into service in 1995, and $1.9 million was attributable to an increase in non-dayrate revenue. Such increases were partially offset by decreases of $1.2 million attributable to lower rig utilization and $1.2 million due to the 1995 sale of the Glomar Main Pass III. The Glomar Adriatic IX and Glomar Adriatic X were purchased in early 1994 and commenced operations offshore West Africa in May and November 1995, respectively; the Glomar Adriatic XI was purchased in late 1994 and commenced operations in the North Sea in October 1995. Other factors which have affected the Company's 1996 revenues from certain geographical areas as compared with 1995 include the mobilization to West Africa of one jackup from the U.S. Gulf of Mexico in February, one from Abu Dhabi in May, one from Trinidad in June, and one drillship from a shipyard in South Africa in July.
The drillship, the Glomar Robert F. Bauer, was in a South African shipyard in June and July for a scheduled hull inspection and top-drive installation. Prior to that time, the rig had operated in Australia and the Middle East.

  Of the $43.0 million increase in contract drilling revenues for 1995 compared to 1994, $26.4 million was attributable to increases in dayrates, $14.2 million was attributable to increases in rig utilization, and $2.4 million was attributable to an increase in non-dayrate revenue.

  Effective January 1, 1995, the Company increased to 25 years the estimated useful lives of its jackup drilling rigs and increased to 20 years the estimated useful lives of its semisubmersible drilling rigs and drillship. In addition, salvage values were reduced to $500,000 per rig for jackups and $1,000,000 per rig for both semisubmersibles and the drillship. The effect of the change in estimated service lives and salvage values was to decrease 1995 depreciation expense by approximately $11.2 million. Depreciation expense for contract drilling operations totaled $36.3 million for 1996, $27.4 million for 1995, and $34.9 million for 1994. The increase in depreciation expense from 1995 to 1996 was due primarily to the commencement of operations of the Glomar Adriatic IX, Glomar Adriatic X and Glomar Adriatic XI.

  The Company's operating profit margin for contract drilling operations increased to 34 percent in 1996 from 21 percent in 1995 and 12 percent in 1994. The increases in operating profit margins were due to higher dayrates in 1996 and 1995 compared to the preceding years and to the decrease in depreciation expense in 1995 compared to 1994, as noted above. Operating expenses other than depreciation increased to $206.5 million in 1996 from $176.4 million in 1995 and $154.9 million in 1994. The increases in operating expenses were due primarily to the 1995 commencement of operations of the Glomar Adriatic IX, Glomar Adriatic X and Glomar Adriatic XI.
 Additional increases in operating costs were attributable to (i) the commencement of a drilling contract in West Africa in June 1996 for a rig which was operated by a third-party in 1995 and 1994 under a management contract with the Company, (ii) a higher payout in 1996 and 1995 with respect to two of three rigs under a net revenue-sharing arrangement with Transocean Drilling AS,
(iii) the March 1995 commencement of a drilling contract in Nigeria for a rig which was mobilized from Alaska where it had been on standby for a customer in 1994, (iv) the September 1994 commencement of a drilling contract in Angola for a rig which was previously leased to an operator in Saudi Arabia under a bareboat charter agreement, and (v) higher utilization in 1995 of three North Sea rigs which were idle for a significant part of 1994.

  Industry demand for contract drilling services in the U.S. Gulf of Mexico has risen steadily since the second quarter of 1995 primarily due to improved seismic and drilling technologies, which have lowered the finding costs of oil and gas, and to higher natural gas prices. For the full year, average demand in the Gulf increased to 149 rigs under contract (84 percent utilization) in 1996 from 134 rigs (76 percent utilization) in 1995 and 131
rigs (75 percent utilization) in 1994.   The Company averaged 100 percent
utilization for its rigs in the Gulf of Mexico for 1996 and 1995 and 99 percent for 1994. In December 1996 the Company mobilized a semisubmersible rig, the Glomar Arctic I, from the North Sea to the Gulf of Mexico. The rig began drilling for a customer under a 16-month contract in February 1997 after undergoing modifications. The cost of the mobilization was substantially reimbursed by the customer. As of February 15, 1997, all twelve of the Company's rigs in the Gulf of Mexico were under contract. The Company intends to mobilize a jackup rig, the Glomar Adriatic VII, from the Gulf of Mexico to offshore Trinidad in May 1997. The rig is scheduled to begin drilling for a customer in May under a 15-month contract. The cost of both the mobilization and demobilization will be reimbursed by the customer.

    For the full year, average demand offshore West Africa increased to 41 rigs under contract (92 percent utilization) in 1996 from 31 rigs (83 percent utilization) in 1995 and 24 rigs (75 percent utilization) in 1994. The Company's average utilization rate for its rigs located offshore West Africa was 100 percent for 1996, 95 percent for 1995, and 98 percent for 1994. As of February 15, 1997, all eleven of the Company's rigs located offshore West Africa were under contract. The Company intends to mobilize a jackup rig, the Glomar Adriatic IV, from West Africa to offshore California in May 1997. The rig is scheduled to begin operating for a customer in June 1997 under a 12-month contract. The cost of both the mobilization and demobilization will be reimbursed by the customer.

    In the U.K. sector of the North Sea, promising oil discoveries west of the Shetland Islands, lower tax rates and higher oil prices, among other factors, have resulted in higher North Sea dayrates and utilization, particularly for semisubmersible rigs, in 1996 and 1995, compared to the preceding years.

For the full year, average demand in the North Sea increased to 80 rigs under contract (93 percent utilization) in 1996 from 71 rigs (90 percent utilization) in 1995 and 64 rigs (76 percent utilization) in 1994. The Company averaged 97 percent utilization for its drilling rigs in the North Sea for 1996, 100 percent for 1995 and 68 percent for 1994. As of February 15, 1997, all three of the Company's rigs in the North Sea were under contract. The Company intends to mobilize a jackup rig, the Glomar Labrador I, from the North Sea to offshore Argentina in June 1997. The rig is scheduled to begin drilling for a customer in July 1997 under a 12-month contract. The cost of both the mobilization and demobilization will be reimbursed by the customer.

    The Company anticipates that contracts on 14 of the Company's 26 rigs operating under contracts as of February 15, 1997, will expire at varying times on or prior to May 31, 1997. Short-term contracts have been typical in the industry for the past decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions and consistent with the normal course of business. The Company's strategy has been to employ a number of its rigs on short-term contracts in periods of rising dayrates, enabling the Company to contract for higher dayrate contracts as rigs become available.

    As drilling activity has accelerated over the past year, the Company has found it more difficult to find, hire and retain the skilled workers required for its contract drilling operations, and it has experienced moderate increases in certain labor costs. Furthermore, approximately 250 qualified personnel will be required within the next year to man the Company's two deep-water rigs undergoing conversion. The Company has hired some of the required personnel, and management believes it will be able to fill the remaining positions from both within and outside the Company.

    Although a substantial majority of the Company's employees are not unionized, the Company is required to use union employees when it operates in some foreign countries. In January 1997 the Company experienced a brief work stoppage by a few union employees in Nigeria, which has been resolved. There is no guarantee that the Company will not experience other work stoppages in Nigeria or elsewhere in the future. Work stoppages to date have not had a material impact on the Company's results of operations, financial condition or cash flows. The Company currently has two rigs in Nigeria, which accounted for approximately five percent of operating income from contract drilling operations in 1996.

Drilling Management Services

   Revenues for drilling management services increased by $93.5 million to $306.3 million in 1996 from $212.8 million in 1995, and operating income increased by $10.6 million to $27.9 million from $17.3 million in 1995. The $93.5 million increase in revenues consisted of $47.1 million attributable to an increase in the number of turnkey wells completed, from 67 in 1995 to 82 in 1996, $23.4 million attributable to daywork and other revenues, and $23.0 million attributable to higher average turnkey revenues per well.

   In 1995 drilling management services reported a $70.0 million increase in revenues to $212.8 million from $142.8 million in 1994, and a $6.5 million increase in operating income to $17.3 million from $10.8 million in 1994.
The $70.0 million increase in revenues for the year consisted of (i) a $41.9 million increase attributable to an increase in the number of turnkey wells completed, from 52 in 1994 to 67 in 1995, (ii) a $12.3 million increase attributable to higher average turnkey revenues per well, (iii) $13.9 million from the completion work on a multi-well North Sea turnkey project in 1995, and
(iv) a $1.9 million increase in other drilling management revenues. Average turnkey revenues per well were higher because a higher percentage of the wells completed in 1995 were directional and/or deep, high-pressured wells as compared with those completed in 1994.

   The increases in the number of turnkey wells completed in 1996 and 1995 compared to the preceding years were attributable in part to more competitive pricing and oil and gas operators' increased reliance on turnkey contractors to supplement internal drilling staffs.

   Operating income for drilling management services expressed as a percentage of drilling management revenues increased to 9 percent for 1996 as compared with 8 percent for each of 1995 and 1994. Eleven turnkey wells in 1996 incurred losses aggregating $12.1 million, compared to losses aggregating $5.7 million on four wells in 1995, and losses aggregating $5.4 million on seven wells in 1994.

   Results of operations from the Company's drilling management services may be limited by certain factors, in particular, the ability of the Company to obtain and successfully perform turnkey drilling contracts based on competitive bids. The Company's ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid. Accordingly, results of the Company's drilling management service operations may vary widely from quarter to quarter and from year to year. Furthermore, turnkey operations may be constrained by the availability of rigs. In the U.S. Gulf of Mexico, ADTI relied on third-party rigs for all of its rig time in 1996. The Company currently has 15 third-party rigs under contract for its turnkey operations, with remaining terms ranging from six months to one year at market-adjusted dayrates. One of the contracts may be renewed at the option of the Company for an additional two years at below current-market rates. The future level of turnkey activity in the U.S. Gulf of Mexico is dependent on the continued availability of third-party rigs. In the North Sea and West Africa, the market for turnkey drilling is not well established, and growth in these markets also may be constrained by future rig availability.

Oil and Gas Operations

   Oil and gas revenues in the amount of $12.9 million for 1996 were higher than the $9.8 million of revenues reported for 1995 due to higher oil and gas prices and higher volumes of oil produced. Operating income of $6.8 million for 1996 was higher than the $3.4 million of operating income reported for 1995 due to the higher revenues discussed above, offset in part by higher depletion expense in 1996 as compared to 1995.

   Despite higher oil and natural gas production and higher oil prices in 1995 compared to 1994, revenues from oil and gas were unchanged at $9.8 million for each of 1995 and 1994 due to a decline in the average price received for gas. The increase in oil and gas production in 1995 was due to production from new properties, partially offset by normal production declines. Operating income of $3.4 million for 1995 was slightly lower than for 1994 due principally to higher depletion expense.

Other Income and Expense

   General and administrative expenses increased to $18.3 million in 1996 from $14.4 million in 1995 and $13.4 million in 1994. Most of the increase in 1996 was attributable to costs of a stock-based employee compensation plan, which costs are based in part on changes in the market price of the Company's common stock.

   Interest expense was $30.9 million for 1996 compared to $30.2 million for each of 1995 and 1994. The increase in 1996 was due to interest expensed on the capital lease for the Glomar Explorer.

   The Company capitalized $2.6 million of interest expense in 1996, $5.6 million in 1995, and $3.7 million in 1994. The amount of interest capitalized is dependent on the number of rigs subject to refurbishments or other construction work and the level of construction costs. The Glomar Adriatic IX and Glomar Adriatic X underwent refurbishment during part of 1994 and 1995 after their purchase in early 1994, and the Glomar Adriatic XI was converted to drilling operations from an accommodations support unit in 1995 after its acquisition in late 1994. The Glomar Explorer and the Glomar Celtic Sea began undergoing conversion to drilling operations from other uses after the Company acquired them in mid-1996.

   Interest income increased to $6.2 million in 1996 from $4.7 million in 1995 and $3.8 million in 1994 primarily due to higher short-term investment balances.

   The Company recognized a gain of $1.1 million on the sale of two oil and gas properties in 1996 and a gain of $14.7 million on the sale of an offshore drilling rig, the Glomar Main Pass III, in 1995. Other income for 1994 consisted of $1.4 million in dividend income and a $0.6 million gain on the sale of marketable equity securities.

   Under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the Company is required to recognize tax assets on its balance sheet if it is "more likely than not" that they will be realized on future tax returns. Although the Company has had net operating loss ("NOL") carryforwards since 1984, the lack of an earnings history and the lack of significant revenue backlog, among other factors, led the Company to conclude in years prior to 1996 that the realization of the tax benefits of the NOL carryforwards did not pass the "more likely than not" test. The Company made a determination in the fourth quarter of 1996, however, that it was more likely than not that a material amount of these benefits would be realized in the foreseeable future. This determination was based on the Company's use of NOL carryforwards in 1995 and 1996, the amount of its backlog, and improved fundamentals in the offshore drilling industry. Accordingly, the Company recorded a reduction to deferred income tax expense in the amount of $70.0 million with a corresponding increase in the net future income tax benefit, which is classified as a noncurrent asset.

   At December 31, 1996, the Company had $1.1 billion in NOL carryforwards for tax purposes expiring in various amounts between 2001 and 2009, and the amount of the unrecognized future tax benefits related to the NOL carryforwards would, if fully recognized, approximate $299 million. The Company will reevaluate its ability to utilize its NOL carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments, which may be material, to deferred income tax expense. In addition, the Company will charge to deferred income tax expense the benefits of NOL carryforwards actually used in future quarters. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Liquidity and Capital Resources

   During the three-year period ended December 31, 1996, the Company entered into a number of strategic transactions. In 1994 the Company received $30.8 million in cash from the sale of marketable securities received in connection with a 1992 settlement of natural gas take-or-pay litigation. The Company used the $30.8 million sale proceeds, plus available cash, to pay the $39.8 million cash purchase price of three offshore drilling rigs acquired in 1994. In 1994 and 1995 the Company spent an additional $56 million to refurbish and upgrade the three rigs purchased in 1994. In 1995 the Company sold a jackup rig for $22.4 million in cash and recognized a gain of $14.7 million.

   In June 1996 the Company entered into an agreement to purchase a dynamically-positioned semisubmersible, the Polycastle, for $55 million in cash after receiving a three-year, $160 million commitment from a major oil company to drill in deep waters of the U.S. Gulf of Mexico. The purchase was completed in October. The Company plans to spend approximately $130 million to convert the rig, which was renamed the Glomar Celtic Sea, into a fourth-generation semisubmersible capable of drilling in water depths of up to 5,000 feet. The Glomar Celtic Sea is scheduled to commence drilling in the Gulf of Mexico in the fourth quarter of 1997.

   In August 1996 the Company announced that it had received a five-year, $262 million commitment from two major oil companies to drill in deep waters of the U.S. Gulf of Mexico. To fulfill its commitment, the Company entered into a 30-year lease with the U.S. government for use of the Glomar Explorer, a dynamically-positioned ship that the Company designed and operated for the U.S. government from 1973 to 1975. The Company plans to spend approximately $175 million to convert the Glomar Explorer into a deep-water drillship capable of operating in water depths of up to 7,500. The Glomar Explorer is scheduled to commence drilling in the Gulf of Mexico during the first quarter of 1998.

   The Company intends to finance its investments in the Glomar Celtic Sea and Glomar Explorer with internally generated funds.

   In 1996 cash flow provided by operating activities amounted to $139.2 million. An additional $25.9 million was provided from maturities of marketable securities (net of purchases), $9.2 million was provided from the exercise of employee stock options, and $3.7 million was provided from sales of properties and equipment. From the $178.0 million sum of cash inflows, $118.3 million was used for capital expenditures. In 1995 cash flow provided by operating activities amounted to $75.0 million. An additional $23.9 million was provided from sales of properties and equipment, primarily the sale of the Glomar Main Pass III. From the $98.9 million sum of cash flow from operations and proceeds from sales of properties and equipment, plus available cash, $73.5 million was used for capital expenditures, and $28.8 million was used for purchases of marketable securities (net of maturities). In 1994 cash flow provided by operating activities totaled $61.3 million, including $17.9 million in proceeds from the liquidation of a promissory note received in connection with the 1992 settlement of the Company's take-or-pay litigation.

   As of December 31, 1996, the Company had long-term debt of $225.0 million, a long-term capital lease obligation in the amount of $16.6 million, and shareholders' equity of $459.1 million. Long-term debt in the amount of $225.0 million consisted of 12-3/4% Senior Secured Notes due 1999

(the "Senior Secured Notes"). The annual interest on the Senior Secured Notes is $28.7 million, payable semiannually each June and December.

   The Senior Secured Notes do not require any payments of principal prior to their stated maturity in December 1999, but the Company is required to make offers to purchase Senior Secured Notes upon the occurrence of certain events defined in the indenture, such as asset sales, or a change of control, or if the annual cash flow ("Excess Cash Flow") of the Company exceeds certain specified levels. On February 3, 1997, the Company made an offer to purchase, at a price of 100 percent of principal, $55.3 million aggregate principal amount of Senior Secured Notes from Excess Cash Flow for 1996. As of February 3, the quoted market price of the Senior Secured Notes was 107 percent of principal, which exceeded the price at which the Company was required to make its purchase offer. Therefore, the amount of Senior Secured Notes the Company will be required to purchase, if any, is not expected to be material. The portion of the $55.3 million of cash that is not used to purchase Senior Secured Notes will become unrestricted and available to the Company for general purposes upon termination of the Company's purchase offer in March 1997.

   The Senior Secured Notes are not redeemable at the option of the Company prior to December 15, 1997. On or after December 15, 1997, the Senior Secured Notes are redeemable at the option of the Company, in whole at any time or in part from time to time, at a price of 102 percent of principal if redeemed during the twelve months beginning December 15, 1997, or at a price of 100 percent of principal if redeemed on or after December 15, 1998, in each case together with interest accrued to the redemption date. The Company presently expects that, absent unforeseen circumstances, it will retire the Senior Secured Notes as early as December 1997 using the Company's available cash, cash equivalents and marketable securities, and the proceeds of debt financings. If the Senior Secured Notes are retired in December 1997, the Company would record an extraordinary loss of approximately $6.8 million in the fourth quarter of 1997.

   The indenture under which the Senior Secured Notes are issued imposes significant operating and financial restrictions on the Company and requires that a first lien in favor of the trustee be maintained, for the benefit of the holders of Senior Secured Notes, on a significant portion of the Company's material assets. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets, engage in mergers or acquisitions, and make dividends or other payments. In addition, the Company's credit facility, as described below, limits or prohibits, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, consolidations, mergers, sales of assets, the payment of dividends, and the making of certain investments. The restrictive covenants contained in and liens provided for under the indenture and the limitations imposed by the credit facility could significantly limit the ability of the Company to respond to changing business or economic conditions or to respond to substantial declines in operating results.

   Capital expenditures for 1997 are estimated to be $294 million, including $131 million for improvements to the Glomar Explorer, $113 million for improvements to the Glomar Celtic Sea, $27 million for improvements to the remainder of the drilling fleet, $21 million for capitalized interest, and $2 million for other expenditures.

   As of December 31, 1996, the Company had $120.4 million in cash, cash equivalents and marketable securities, including $58.2 million restricted from use for general corporate purposes. The restricted amount included (i) $55.3 million in Excess Cash Flow for 1996, which will become unrestricted only after and to the extent not used to purchase Senior Secured Notes in the Senior Secured Notes purchase offer in the first quarter of 1997, (ii) $2.2 million in proceeds from asset sales, and (iii) $0.7 million collateralizing outstanding operating letters of credit. As of December 31, 1995, the Company had $86.6 million in cash, cash equivalents and marketable securities.

   In February 1997 the Company terminated a collateralized $25 million revolving credit and letter of credit facility, which was to have expired in December 1998 and under which it had no borrowings, and it entered into a new two-year unsecured facility with a group of major international banks under which the Company may borrow up to $100 million with a $25 million sublimit for trade and standby letters of credit. Each borrowing under the new credit facility would accrue interest at one of several market-based interest rates. The unused portion of the credit facility is subject to an annual commitment fee of one-quarter of one percent.

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

   In April 1995 the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 for the proposed offering from time to time of (i) debt securities, which may be subordinated to other indebtedness of the Company, (ii) shares of preferred stock, $0.01 par value per share, and/or (iii) shares of common stock, $0.10 par value per share, for an aggregate initial public offering price not to exceed $75 million. Any net proceeds from the sale of offered securities would be used for general corporate purposes which may include, but are not limited to, capital expenditures and the financing of acquisitions. The registration statement was declared effective by the Commission in June 1995. The Company has not offered for sale or sold any securities under the registration statement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have audited the consolidated balance sheet of Global Marine Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Marine Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.


Houston, Texas
February 7, 1997

                 GLOBAL MARINE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS
               (In millions, except per share data)

                                                  Year Ended December 31,
                                                 -------------------------
                                                  1996      1995     1994
                                                 ------    ------   ------
Revenues:
  Contract drilling                              $362.5    $248.9   $211.4
  Drilling management                             305.3     209.3    137.8
  Oil and gas                                      12.9       9.8      9.8
                                                 ------    ------   ------
     Total revenues                               680.7     468.0    359.0

Expenses:
  Contract drilling                               200.8     166.9    150.9
  Drilling management                             277.3     192.0    127.0
  Oil and gas                                       2.6       3.4      4.2
  Depreciation, depletion and amortization         40.9      31.0     37.4
  General and administrative                       18.3      14.4     13.4
                                                 ------    ------   ------
                                                  539.9     407.7    332.9
                                                 ------    ------   ------
     Operating income                             140.8      60.3     26.1

Other income (expense):
  Interest expense                                (30.9)    (30.2)   (30.2)
  Interest capitalized                              2.6       5.6      3.7
  Interest income                                   6.2       4.7      3.8
  Gain on sale of offshore drilling rig               -      14.7        -
  Other                                             1.0         -      2.0
                                                 ------    ------   ------
     Total other income (expense)                 (21.1)     (5.2)   (20.7)
                                                 ------    ------   ------
     Income before income taxes                   119.7      55.1      5.4

Provision (benefit) for income taxes:
  Current tax provision                             9.6       3.2       .6
  Deferred tax benefit                            (70.0)        -        -
                                                 ------    ------   ------
     Total provision (benefit) for
      income taxes (Note 8)                       (60.4)      3.2       .6
                                                 ------    ------   ------

Income before cumulative effect
  of change in accounting principle               180.1      51.9      4.8
  Cumulative effect of change in accounting
      for postemployment benefits (Note 1)            -         -     (3.5)
                                                 ------    ------   ------
     Net income                                  $180.1    $ 51.9   $  1.3
                                                 ======    ======   ======


Primary net income per common share (Note 7):
  Before cumulative effect of change in
    accounting principle                         $ 1.06    $ 0.31    $ 0.03
  Cumulative effect of change in accounting
     for postemployment benefits (Note 1)             -         -     (0.02)
                                                 ------    ------    ------
     Primary net income per common share         $ 1.06    $ 0.31    $ 0.01
                                                 ======    ======    ======

Fully diluted net income per common and common
  equivalent share (Note 7):
  Before cumulative effect of change in
    accounting principle                         $ 1.03    $ 0.30    $ 0.03
  Cumulative effect of change in accounting
     for postemployment benefits (Note 1)             -         -     (0.02)
                                                 ------    ------    ------
     Fully diluted net income per common
        and common equivalent share              $ 1.03    $ 0.30    $ 0.01
                                                 ======    ======    ======

                   See notes to consolidated financial statements.

                         GLOBAL MARINE INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in millions)

                                       ASSETS

                                                              December 31,
                                                           -------------------
                                                            1996         1995
                                                           ------       ------
Current assets:
  Cash and cash equivalents (Note 2)                       $ 92.9       $ 33.2
  Marketable securities (Note 2)                             27.5         53.4
  Accounts receivable, less allowance for doubtful
     accounts of $1.3 in 1996 and $1.1 in 1995              104.4         70.2
  Costs incurred on turnkey drilling contracts in progress   10.8          8.4
  Prepaid expenses                                            8.0          2.2
  Other current assets                                        2.9           .9
                                                           ------       ------

       Total current assets                                 246.5        168.3

Properties and equipment (Note 3):
   Rigs and drilling equipment, less accumulated
     depreciation of $224.4 in 1996 and $189.0 in 1995       471.9       377.9
   Oil and gas properties, full cost method, less accumulated depreciation, depletion and amortization of $31.1 in 1996
       and $26.4 in 1995                                       5.5         8.7
                                                            ------      ------

       Net properties and equipment                          477.4       386.6

Future income tax benefits, net (Note 8)                      70.0           -
Other assets                                                  13.9         8.1
                                                            ------      ------

       Total assets                                         $807.8      $563.0
                                                            ======      ======


         See notes to consolidated financial statements.

                        GLOBAL MARINE INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                               (Dollars in millions)

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                December 31,
                                                             -----------------
                                                              1996       1995
                                                             ------     ------
Current liabilities:
  Accounts payable                                           $ 53.5     $ 33.9
  Accrued compensation and related employee costs              19.0       10.8
  Accrued income taxes                                          4.4        2.4
  Other accrued liabilities                                    10.7        5.0
                                                             ------     ------

       Total current liabilities                               87.6       52.1

Long-term debt (Note 3)                                       225.0      225.0
Capital lease obligation (Note 4)                              16.6          -
Other long-term liabilities                                    19.5       16.9
Commitments and contingencies (Note 4)                            -          -

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million shares
     authorized, no shares issued or outstanding                  -          -
  Common stock, $0.10 par value, 300 million shares
     authorized, 169,440,569 shares and 166,458,083 shares
     issued and outstanding at December 31, 1996
     and 1995, respectively (Note 3)                           16.9       16.6
  Additional paid-in capital                                  274.5      264.8
  Retained earnings (accumulated deficit)                     167.7      (12.4)
                                                             ------     ------

       Total shareholders' equity                             459.1      269.0
                                                             ------     ------

       Total liabilities and shareholders' equity            $807.8     $563.0
                                                             ======     ======


         See notes to consolidated financial statements.

                         GLOBAL MARINE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In millions)

                                                         Year Ended December 31,
                                                        -------------------------
                                                         1996      1995     1994
                                                        ------    ------   ------
Cash flows from operating activities:
  Net income                                             $180.1    $ 51.9   $  1.3
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Deferred tax benefit                                 (70.0)        -        -
     Depreciation, depletion and amortization              40.9      31.0     37.4
     Gains on sales of properties and equipment            (1.1)    (14.7)       -
     Cumulative effect of change in accounting
        principle                                             -         -      3.5
     Increase in accounts receivable                      (37.2)     (7.1)    (5.2)
     Decrease in note receivable                              -         -     17.9
     (Increase) decrease in costs incurred on turnkey
        drilling contracts in progress                     (2.4)     10.1    (17.0)
     (Increase) decrease in other current assets           (7.8)      7.2     (1.9)
     Increase (decrease) in accounts payable               19.6      (5.6)    19.6
     Increase in accrued liabilities                       19.0       3.0      1.2
     Other, net                                            (1.9)      (.8)     4.5
                                                         ------    ------   ------

   Net cash flow provided by operating activities         139.2      75.0     61.3

Cash flows from investing activities:
  Capital expenditures                                   (118.3)    (73.5)   (75.9)
  Purchases of held-to-maturity securities                (75.3)   (124.3)   (64.7)
  Proceeds from maturities of held-to-maturity securities 101.2      95.5     60.2
  Proceeds from sales of available-for-sale securities        -         -     15.6
  Proceeds from sales of properties and equipment           3.7      23.9      2.6
  Other                                                       -         -      2.1
                                                         ------    ------   ------
     Net cash flow used in investing activities           (88.7)    (78.4)   (60.1)

Cash flows from financing activities:
  Proceeds from exercise of employee stock options          9.2       3.3        .9
                                                         ------    ------    ------

   Net cash flow provided by financing activities           9.2       3.3        .9
                                                         ------    ------    ------

Increase (decrease) in cash and cash equivalents           59.7       (.1)      2.1

Cash and cash equivalents at beginning of year             33.2      33.3      31.2
                                                         ------    ------    ------

Cash and cash equivalents at end of year                 $ 92.9    $ 33.2    $ 33.3
                                                         ======    ======    ======


         See notes to consolidated financial statements.

                 GLOBAL MARINE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (Dollars in millions)

                                                                                          Retained
                                                                        Additional        Earnings
                                                  Common Stock            Paid-in       (Accumulated
                                              Shares        Par Value     Capital          Deficit)         Total
                                            -----------     ---------     -------       ------------       -------

Balance, December 31, 1993                  162,832,799        $16.3       $254.7          $(65.6)         $205.4
       Net income                                     -            -            -             1.3             1.3
       Common stock issued in
         connection with the acquisition
         of two offshore drilling rigs          750,000           .1          2.9               -             3.0
       Exercise of employee stock options       484,500            -           .9               -              .9
       Common stock issued under
         other employee benefit plans           340,886            -          1.7               -             1.7
                                            -----------       ------       ------          ------          ------

Balance, December 31, 1994                  164,408,185         16.4        260.2           (64.3)          212.3
       Net income                                     -            -            -            51.9            51.9
       Exercise of employee stock options     1,615,299           .2          3.1               -             3.3
       Common stock issued under
         other employee benefit plans           434,599            -          1.5               -             1.5
                                            -----------       ------       ------          ------          ------

Balance, December 31, 1995                  166,458,083         16.6        264.8           (12.4)          269.0
       Net income                                     -            -            -           180.1           180.1
       Exercise of employee stock options     2,963,567           .3          8.9               -             9.2
       Common stock issued under
         other employee benefit plans            18,919            -           .2               -              .2
       Income tax benefit from
         stock option exercises                       -            -           .6               -              .6
                                            -----------        -----       ------          ------          ------

Balance, December 31, 1996                  169,440,569        $16.9       $274.5          $167.7          $459.1
                                            ===========        =====       ======          ======          ======


           See notes to consolidated financial statements.

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

  Properties and Depreciation

  Rigs and Drilling Equipment. The costs of rigs and drilling equipment were written down in 1988 to their estimated fair market values as of December 31, 1988. Included in the costs of rigs and drilling equipment is an allocation of interest incurred during periods that rigs are under construction or refurbishment. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of property sold or retired and the related accumulated depreciation are removed from the accounts; resulting gains or losses are included in income.

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

  Oil and Gas Properties. The Company capitalizes all costs attributable to the acquisition, exploration and development of oil and gas reserves under the full cost method of accounting. Depletion expense is computed using the units-of-production method. The depletable base (the "full cost pool") consists of capitalized costs, estimated future costs to develop proved reserves, and estimated future dismantlement costs, and is reduced by profits earned on the Company's turnkey drilling contracts for wells drilled on properties in which the Company has working interests. In addition, the full cost pool is reduced by proceeds from sales of oil and gas properties, unless the sale involves a significant quantity of reserves in relation to total reserves, in which case a gain or loss would be recognized. The costs of unproved properties and major development projects are not subject to depletion until they are fully evaluated. All unproved properties are reviewed at least annually to ascertain if impairment has occurred. Capitalized costs in the full cost pool that exceed the present value of estimated future net revenues from proved reserves are charged to income in accordance with Securities and Exchange Commission guidelines.

   Revenue Recognition

  Contract drilling services are performed generally on a dayrate basis under individual contracts to employ the Company's rigs. Such contracts extend over a specified period of time or the time required to drill a specified well or number of wells. Revenues from contract drilling services and the related expenses are recognized on a per-day basis as the work progresses. Revenues from turnkey drilling contracts, which are classified under drilling management revenues, are derived from the design and execution of specific offshore drilling programs, each at a fixed price to the oil and gas operator.
Revenues from each turnkey drilling contract and the related expenses are recognized upon completion of the contract.

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

  Stock-Based Compensation Plans

  In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which sets forth accounting and disclosure requirements for stock option and other stock-based compensation plans. The new statement encourages, but does not require, companies to record stock-based compensation expense using a fair-value method, rather than the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. The
Company has adopted only the disclosure requirements of SFAS No. 123 and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by APB Opinion No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, is charged to income over the vesting period. With respect to performance-based stock awards, under which the number of shares issued is dependent on the attainment of certain long-term performance goals, the amount of compensation expense is adjusted based on changes in the quoted market price of the stock during the period from the date of grant to the end of the performance period. (See Note 6.)

  Postemployment Benefits

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the recognition of expense for postemployment benefits on an accrual basis rather than the cash basis used previously. Postemployment benefits include severance pay, disability-related benefits and certain health care benefits during the period after termination of employment but before retirement. The cumulative effect of the change as of January 1, 1994, was a charge to 1994 earnings in the amount of $3.5 million ($0.02 per share). Other than the cumulative effect, the effect of the change on earnings was not material.

  Use of Estimates

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

Note 2 - Investments

  At December 31, 1996 and 1995, all of the Company's investments in cash equivalents and marketable securities consisted of debt securities which were classified as held-to-maturity and were carried at amortized cost. A summary of the estimated fair values of investments as of December 31 follows:

                                                1996          1995
                                               ------        ------
                                                   (In millions)
  Cash equivalents:
     Commercial paper                          $ 86.3        $ 21.8
     Eurodollar time deposits                    12.1           9.4
                                               ------        ------
                                               $ 98.4        $ 31.2
                                               ======        ======

  Marketable securities:
     Commercial paper                          $ 20.6        $ 42.5
     Eurodollar time deposits                     6.6          10.6
     Certificates of deposit                       .2            .1
     U.S. Treasury obligations                     .1            .2
                                               ------        ------
                                               $ 27.5        $ 53.4
                                               ======        ======

  The estimated fair values of investments approximated their amortized cost; therefore, there were no unrealized gains or losses as of December 31, 1996 or 1995.

  The estimated fair values of investments as of December 31 grouped by contractual maturities were as follows:

                                                       1996           1995
                                                      ------         ------
                                                           (In millions)
  Within three months or less                          $ 98.4        $ 31.2
  After three months through one year                    27.5          53.3
  After one year                                            -            .1
                                                       ------        ------
                                                       $125.9        $ 84.6
                                                       ======        ======

  As of December 31, 1996, $58.2 million of the Company's cash and short-term investments was restricted from general use. The restricted amount is comprised of (i) $55.3 million in Excess Cash Flow for 1996, which will become unrestricted only after and to the extent not used in the offering to purchase Senior Secured Notes in the first quarter of 1997 (see Note 3), (ii) $2.2 million in proceeds from asset sales, and (iii) $0.7 million collateralizing outstanding operating letters of credit.

Note 3 - Long-term Debt

  Long-term debt as of December 31, 1996 and 1995, consisted of 12-3/4% Senior Secured Notes due 1999 (the "Senior Secured Notes") in the aggregate principal amount of $225.0 million, due December 15, 1999. Interest on the Senior Secured Notes is payable semiannually each June and December. The Senior Secured
Notes do not require any payments of principal prior to their stated maturity on December 15, 1999, but the Company is required to make offers to purchase Senior Secured Notes upon the occurrence of certain events defined in the indenture, such as asset sales, or a change of control, or if the annual cash flow of the Company exceeds certain specified levels. On February 3, 1997, the Company made an offer to purchase, at a price of 100 percent of principal, $55.3 million aggregate principal amount of Senior Secured Notes from Excess Cash Flow for 1996. As of February 3, the quoted market price of the Senior Secured Notes was 107 percent of principal, which exceeded the price at which the Company was required to make its purchase offer. Therefore, the amount of Senior Secured Notes the Company will be required to purchase, if any, is not expected to be material. The portion of the $55.3 million of cash that is not used to purchase Senior Secured Notes will become unrestricted and available to the Company for general purposes upon termination of the Company's purchase offer in March 1997.

  The Senior Secured Notes are not redeemable at the option of the Company prior to December 15, 1997. On or after December 15, 1997, the Senior Secured Notes are redeemable at the option of the Company, in whole at any time or in part from time to time, at a price of 102 percent of principal if redeemed during the twelve months beginning December 15, 1997, or at a price of 100 percent of principal if redeemed on or after December 15, 1998, in each case together with interest accrued to the redemption date. The Company presently expects that, absent unforeseen circumstances, it will retire the Senior Secured Notes as early as December 1997 using the Company's available cash, cash equivalents and marketable securities, and the proceeds of debt financings.
If the Senior Secured Notes are retired in December 1997, the Company would record an extraordinary loss of approximately $6.8 million in the fourth quarter of 1997.

  The Senior Secured Notes are collateralized by 22 rigs and all of the capital stock of most of the Company's direct and indirect subsidiaries.

  In February 1997 the Company terminated a collateralized $25 million revolving credit and letter of credit facility, which was to have expired in December 1998 and under which it had no borrowings, and it entered into a new two-year unsecured facility with a group of major international banks under which the Company may borrow up to $100 million with a $25 million sublimit for trade and standby letters of credit. Each borrowing under the new credit facility would accrue interest at one of several market-based interest rates. The unused portion of the credit facility is subject to an annual commitment fee of one-quarter of one percent.

  The indenture governing the Senior Secured Notes and the credit facility contain certain restrictions with respect to the payment of dividends on the common stock (other than stock dividends). Specifically, the indenture restricts the payment of dividends based on (i) availability of funds under a formula based on previously unapplied cumulative net income since September 30, 1992 plus certain stock sale proceeds after December 23, 1992 and (ii) satisfaction of the then-applicable minimum interest coverage ratio for debt incurrence. Cumulative net income for purposes of the test excludes gains or losses on asset sales and certain other nonrecurring charges or credits specified in the indenture. The credit facility restricts the payment of dividends until the Senior Secured Notes are paid in full and certain excess cash flow requirements are met. Thereafter, dividends are restricted to an amount based on a consolidated net income formula. It is unlikely that dividends will be declared or paid on the Company's common stock during the next one to two years. The Company expects, however, that it will reconsider the declaration and payment of dividends after that time.

Note 4 - Commitments and Contingencies

  In July 1996 the Company entered into a 30-year lease with the U.S. government for use of the Glomar Explorer, a dynamically-positioned ship that the Company designed and operated for the U.S. government from 1973 to 1975. The lease of the Glomar Explorer was recorded as a capital lease. Accordingly, the Company recorded an asset, which is included in rigs and drilling equipment, and a long-term liability in the amount of the present value of the future rental payments which amounted to $16.0 million at inception of the lease.
At December 31, 1996, the total capitalized cost of the lease including leasehold improvements amounted to $21.9 million. The Company has recorded no amortization of the asset to date. Amortization will begin when the drillship is placed in service and will continue for the remainder of the 30-year lease term. Payments due under the lease are payable annually in arrears.

  The Company has numerous noncancelable operating leases for office facilities and equipment, with expiration dates ranging from one to five years. Some of the operating leases may be renewed at the Company's option, and some are subject to rent revisions based on the Consumer Price Index or increases in building operating costs. Rent expense for 1996, 1995, and 1994 was $4.1 million, $4.9 million, and $6.9 million, respectively.

   Future minimum rental payments for the Company's lease obligations as of December 31, 1996, were as follows:

                                                        Capital     Operating
                                                         Lease        Leases
                                                        -------     ---------
                                                             (In millions)

   Year ending December 31:
     1997                                                  $ 0.2       $  2.6
     1998                                                    0.2          2.5
     1999                                                    1.8          2.4
     2000                                                    1.8          2.3
     2001                                                    1.8           .7
     Later years                                            44.1            -
                                                           -----        -----
   Total future minimum rental payments                     49.9        $10.5
                                                                        =====
   Less amount representing imputed interest                33.1
                                                           -----
   Present value of future minimum rental
     payments under capital lease                           16.8
   Less current portion included in accrued liabilities       .2
                                                           -----
   Long-term capital lease obligation                      $16.6
                                                           =====

   The Company is involved in various lawsuits resulting from personal injury and property damage. The Company has accrued for its share of the costs of settlement of these claims, which costs generally consist of the insurance deductible amounts. In the opinion of management, resolution of these matters will not have a material adverse effect on its results of operations, financial position or cash flows.

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

   The Company had cash deposits concentrated primarily in five major banks at December 31, 1996, as compared with four banks at December 31, 1995. In addition, the Company had certificates of deposit, commercial paper and Eurodollar time deposits with a variety of companies and financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

    Fair Values of Financial Instruments

   The estimated fair value of the Company's $225.0 million carrying value of the Senior Secured Notes approximated $241.8 million and $248.0 million as of December 31, 1996 and 1995, respectively. Fair values of the Senior Secured Notes were based on quoted market prices. The fair values of the Company's cash equivalents, marketable securities, trade receivables and trade payables approximated their carrying values due to the short-term nature of these instruments (see Note 2).

Note 6 - Stock-Based Compensation Plans

   The Company has three stock-based compensation plans, more fully described below, under which options to purchase a fixed number of shares of the Company's common stock ("stock options") have been granted to individuals at then-current market prices and, under one of the plans, at below-market prices. In addition, under one of the plans the Company has offered for sale to key employees at below-market prices a variable number of shares of common stock, the exact number being dependent on the Company's attainment of certain long-term performance goals ("performance-based stock awards"). As discussed in Note 1 under "Stock-Based Compensation Plans," the Company accounts for its stock-based compensation plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for those stock options with exercise prices equal to the market price of the stock on the date of grant. The amount of compensation cost charged against income for the Company's performance-based stock awards was $5.9 million in 1996 and $0.5 million in 1995. There were no charges against income in 1994 for performance-based awards. Had compensation cost for the Company's stock-based compensation plans been determined based on fair values at the grant dates consistent with the method set forth in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            1996        1995
                                                           ------      ------
                                                         (In millions, except
                                                           per share amounts)

  Net income:                         As reported          $180.1       $51.9
                                      Pro forma            $178.4       $50.1

  Primary earnings per share:         As reported          $ 1.06       $0.31
                                      Pro forma            $ 1.05       $0.30

  Fully diluted earnings per share:   As reported          $ 1.03       $0.30
                                      Pro forma            $ 1.02       $0.29

   The pro forma figures above are not likely to be representative of future pro forma amounts because compensation costs were allocated over a maximum four-year vesting period, the above pro forma amounts exclude costs of grants before 1995, and additional awards in future years are anticipated.

   The estimated fair values of stock options and performance-based stock awards on the grant dates were computed using the Black-Scholes option-pricing model based on the following assumptions:

                                                       1996           1995
                                                      ------         ------
   Expected price volatility range                  41% to 43%     43% to 45%
   Risk-free interest rate range                   5.5% to 6.8%    5.7% to 7.4%
   Expected dividends                                   none            none
   Expected life of fixed stock options               5 years         5 years
   Expected life of performance-based stock awards    3 years         3 years

   Description of Plans

   The Company has three stock-based compensation plans, the Global Marine Inc. 1989 Stock Option and Incentive Plan (the "Employee Plan"), the Global Marine Inc. 1994 Non-Employee Stock Option and Incentive Plan (the "Non-Employee Plan"), and the Global Marine Inc. 1990 Non-Employee Director Stock Option
Plan (the "Director Plan"). Under the Employee Plan incentive and non-qualified options to purchase shares of common stock may be granted to key employees; under the Non-Employee Plan non-qualified options may be granted to certain non-employees; and under both plans shares of common stock may be sold at prices below the market price at the time of the sale. Under the Director
Plan, non-qualified options to purchase shares of common stock are automatically granted each year to outside directors of the Company. One half of each option grant under the Director Plan becomes exercisable one year after the grant date with the remainder exercisable after two years.
With respect to stock options under the Employee Plan and Non-Employee Plan, one half of each grant before December 31, 1995 became exercisable beginning one year after the date of grant, with the remainder exercisable after two years. Each grant after December 31, 1995 under the Employee Plan and Non-Employee Plan becomes exercisable in increments of 25 percent each year beginning one year after the grant date. Options under all plans expire ten years after the grant date and become exercisable in full if more than 50 percent of the Company's outstanding common stock is acquired by a person or a single group of persons.

   Stock Options

   A summary of the status of stock options granted under all plans is presented below:

                                              Number
                                            Of Shares        Weighted-Average
                                           Under Option       Exercise Price
                                           ------------       --------------
Outstanding, December 31, 1993               8,362,700              $2.92
   Granted                                   1,761,900              $4.19
   Exercised                                  (484,500)             $2.01
   Canceled                                   (414,900)             $4.93
                                            -----------

Outstanding, December 31, 1994               9,225,200              $3.12
   Granted                                   2,236,500              $4.01
   Exercised                                (1,615,299)             $2.03
   Canceled                                    (11,000)             $3.86
                                            -----------

Outstanding, December 31, 1995               9,835,401              $3.50
   Granted                                   1,317,500             $11.33
   Exercised                                (2,963,567)             $3.13
   Canceled                                    (96,500)             $6.01
                                            -----------

Outstanding, December 31, 1996               8,092,834              $4.88
                                            ===========

Exercisable, December 31,
   1994                                      6,586,550              $2.83
   1995                                      6,753,201              $3.24
   1996                                      5,887,559              $3.59

   All stock options granted in 1995 had exercise prices equal to the market price of the Company's common stock on the day of grant and had a weighted-average fair value of $1.97 per share on the grant date. In 1996, 42,000 stock options were granted with a weighted-average exercise price of $6.81, which was less than the market price of the stock on the date of grant, and a weighted-average fair value of $11.01. All other stock options granted in 1996 had exercise prices equal to the market price of the Company's common stock on the date of grant and had a weighted-average fair value of $5.21 per share.

   The following table summarizes information about all stock options outstanding at December 31, 1996:

                               Options Outstanding                          Options Exercisable
                   ----------------------------------------------      -----------------------------
                                     Weighted-
  Range of            Number          Average          Weighted-         Number         Weighted-
  Exercise         Outstanding       Remaining          Average        Exercisable       Average
   Prices          at 12/31/96    Contractual Life  Exercise Price     at 12/31/96    Exercise Price
--------------     -----------    ----------------  --------------     -----------    --------------
$0.56 to $2.75      1,202,691         3.9 years           $ 1.29        1,202,691         $ 1.29
$3.00 to $5.63      5,515,143         6.3 years           $ 4.12        4,647,118         $ 4.16
$6.69 to $10.25     1,098,500         9.1 years           $ 9.07           37,750         $ 6.69
$14.56 to $20.31      276,500         9.8 years           $19.19                -              -
                    ---------                                           ---------
                    8,092,834                                           5,887,559
                    =========                                           =========

   Performance-Based Stock Awards

   Under the Employee Plan, the Company has offered to sell shares of Company stock to certain key employees at a price of $0.10 per share, the exact number of shares that each employee will be allowed to purchase being dependent on Company performance over three-year periods as measured against performance goals with respect to cash flow, earnings per share, and stock price. Such offers were made in 1996 for up to 131,250 shares depending on performance during the period 1996 through 1998, in 1995 for up to 262,500 shares depending on performance during the period 1995 through 1997, and in 1994 for up to 200,000 shares depending on performance during the period 1994 through 1996. At December 31, 1996, all performance goals for the shares offered in 1994 had been exceeded, and all 200,000 shares offered in 1994 were issued in February 1997, with 58,902 shares being withheld by the Company in payment of the required withholding taxes. Shares offered in 1995 and 1996 will be issued in 1998 and 1999, respectively, subject, however, to the attainment of the performance goals. Stock offered in 1996 and 1995 had weighted-average fair values of $9.23 and $3.54 per share, respectively, as of the date of the grant. At December 31, 1996, the total number of performance-based shares subject to conditional sale amounted to 593,750, including the 200,000 shares issued in February 1997.

Note 7 - Net Income per Common Share

   Primary and fully diluted net income per common share were computed by dividing net income by the weighted average number of common shares outstanding and, if their effect was material, common share equivalents, which primarily consisted of employee stock options.

   Primary net income per common share was based on 169,495,394 shares for 1996, 165,142,881 shares for 1995, and 163,828,711 shares for 1994. Primary shares for 1995 and 1994 excluded common share equivalents because their effect was immaterial.

   Fully diluted net income per common and common equivalent share was based on 175,137,942 shares for 1996, 172,540,316 shares for 1995, and 166,996,378 shares for 1994.

Note 8 - Income Taxes

    The provision (benefit) for income taxes consisted of the following:

                                                  1996      1995       1994
                                                 ------    ------     ------
                                                        (In millions)
Current - Foreign                                $  7.0     $ 2.3      $ .9
        - U.S. federal                              2.4        .9       (.3)
        - State                                      .2         -         -
                                                 ------     -----      ----
                                                    9.6       3.2        .6
Deferred - U.S. federal                           (70.0)        -         -
                                                 ------     -----      ----
    Provision (benefit) for income taxes         $(60.4)    $ 3.2      $ .6
                                                 ======     =====      ====

    A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate of 35 percent and the Company's reported provision (benefit) for income taxes follows:

                                                      1996        1995         1994
                                                     -----       -----        ------
                                                          (Dollars in millions)
Income tax expense at statutory rate                 $ 41.9      $ 19.3       $  1.9
Decrease in the valuation allowance                   (70.0)          -            -
Utilization of net operating loss carryforwards       (34.7)      (12.9)           -
Deductions not recognized for financial net income     (7.0)       (7.8)        (1.9)
Foreign tax provision                                   7.0         2.3           .9
Alternative minimum tax                                 2.4          .9            -
State tax provision                                      .2           -            -
Other, net                                              (.2)        1.4          (.3)
                                                     ------      ------       ------
   Provision (benefit) for income taxes              $(60.4)     $  3.2       $   .6
                                                     ======      ======       ======

   Effective tax rate                                 (50.5)% (1)   5.8%        11.1%
                                                     ======      ======       ======

--------------------
(1) Excluding the decrease in the valuation allowance, the effective tax rate would have been 8.0%.

   Deferred tax assets and liabilities are recorded in recognition of the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                                 1996      1995
                                                                ------    ------
                                                                  (In millions)
Deferred tax assets:
  Net operating and capital loss carryforwards                  $368.5    $ 402.6
  Investment and alternative minimum tax credit carryforwards     25.4       28.7
  Accrued expenses not currently deductible                       10.5        7.9
  Other                                                            2.0          -
                                                                ------     ------
                                                                 406.4      439.2
    Less:  Valuation allowance                                  (279.3)    (381.8)
                                                                ------     ------
      Deferred tax assets, net of valuation allowance            127.1       57.4
                                                                ------     ------

Deferred tax liabilities:
  Depreciation and depletion for tax in excess of book expense    32.5       28.0
  Tax benefit transfers                                           19.6       22.1
  Income recognized for book in excess of tax                      4.0        6.3
  Other                                                            1.0        1.0
                                                                ------     ------
    Total deferred tax liabilities                                57.1       57.4
                                                                ------     ------

    Net future income tax benefit recognized in consolidated
      balance sheet                                             $ 70.0     $    -
                                                                ======     ======

  Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company is required to record a valuation allowance against the deferred tax assets on its balance sheet unless the Company can determine that it is "more likely than not" that they will be realized on future tax returns. Although the Company has had net operating loss ("NOL") carryforwards since 1984, the lack of an earnings history and the lack of significant revenue backlog, among other factors, led the Company to conclude in years prior to 1996 that the realization of the tax benefits of the NOL carryforwards did not pass the "more likely than not" test. The Company made a determination in the fourth quarter of 1996, however, that it was more likely than not that a material amount of these benefits would be realized in the foreseeable future. This determination was based on the Company's use of NOL carryforwards in 1995 and 1996, the amount of its backlog, and improved fundamentals in the offshore drilling industry. Accordingly, the Company reduced the valuation allowance by $70.0 million in the fourth quarter of 1996 and reduced income tax expense by the same amount.

  At December 31, 1996, the Company had $1,052.9 million in NOL carryforwards for tax purposes expiring in various amounts between 2001 and 2009, and the amount of the unrecognized future tax benefits related to the NOL carryforwards would, if fully recognized, approximate $299 million. The Company will reevaluate its ability to utilize its NOL carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments in the valuation allowance, which adjustments may be material, to deferred income tax expense. In addition, the Company will charge to deferred income tax expense the benefits of NOL carryforwards actually used in future quarters. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

  In addition to NOL carryforwards, the Company had $3.0 million in non-expiring alternative minimum tax credit carryforwards and $22.4 million in investment tax credit ("ITC") carryforwards at December 31, 1996. The NOL and ITC carryforwards expire as follows:

                                                   NOL           ITC
                                                  -----         -----
                                                     (In millions)
Year ending December 31:
    1997                                                        $ 5.3
    1998                                                          8.7
    1999                                                          8.1
    2000                                                          0.3
    2001                                        $   12.5            -
    2002                                            31.3            -
    2003                                            24.3            -
    2004                                           424.1            -
    2005                                           418.9            -
    2006                                            66.2            -
    2007                                            21.5            -
    2008                                            35.8            -
    2009                                            18.3            -
                                                --------        -----
                                                $1,052.9        $22.4
                                                ========        =====

  The Company's NOL and ITC carryforwards are subject to review and potential disallowance by the Internal Revenue Service ("IRS") upon audit of the Company's federal income tax returns. Section 382 of the Internal Revenue
Code of 1986, as amended, may impair the future availability of the NOL and ITC carryforwards if there is a change in ownership of more than 50 percent of the Company's common stock. This limitation, if it applied, would limit the utilization of the NOL and ITC carryforwards in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed monthly by the IRS and the fair market value of all the Company's stock at the time of the ownership change. The interpretation of
Section 382 is subject to numerous uncertainties. Accordingly, while the Company believes its carryforwards are available to it without limitation, such availability is not certain, nor is it certain that such carryforwards, if presently available without limitation, will continue to be available without limitation.

Note 9 - Industry Segment Information

  The Company provides offshore drilling services on a contract daily-rate basis principally in the U.S. Gulf of Mexico, the North Sea, and offshore West
Africa and on a turnkey basis primarily in the U.S. Gulf of Mexico. In addition, the Company has oil and gas production interests principally in the U.S. Gulf of Mexico. In the industry segment data which follows, revenues from turnkey drilling services are included in drilling management services. Intersegment revenues are recorded at transfer prices which are intended to approximate the prices charged to unaffiliated customers and have been eliminated from consolidated revenues. Operating income consists of revenues less the related operating costs and expenses, excluding interest and unallocated corporate expenses. Adjustments and eliminations in part reduce operating income attributable to drilling management services for the amount of profit on each turnkey well drilled on properties in which the Company has economic interests.

                                          Drilling
                              Contract   Management                                 Adjustments and
                              Drilling    Services     Oil and Gas     Corporate      Eliminations    Consolidated
                              --------   ---------     -----------     ---------      ------------    ------------
                                                             (In millions)
Revenues from unaffiliated
   customers
   1996                       $362.5        $305.3       $ 12.9        $    -          $     -           $680.7
   1995                        248.9         209.3          9.8             -                -            468.0
   1994                        211.4         137.8          9.8             -                -            359.0

Intersegment revenues
   1996                          5.7           1.0            -             -             (6.7)               -
   1995                          9.5           3.5            -             -            (13.0)               -
   1994                          4.0           5.0            -             -             (9.0)               -

Total revenues
   1996                        368.2         306.3          12.9            -             (6.7)           680.7
   1995                        258.4         212.8           9.8            -            (13.0)           468.0
   1994                        215.4         142.8           9.8            -             (9.0)           359.0

Operating income
   1996                        125.4          29.4           6.8          (19.3)          (1.5)           140.8
   1995                         54.6          17.3           3.4          (15.0)             -             60.3
   1994                         25.6          16.5           3.7          (14.0)          (5.7)            26.1

Depreciation, depletion
  and amortization
   1996                         36.3           0.1             3.5            1.0            -             40.9
   1995                         27.4 (1)         -             3.0            0.6            -             31.0
   1994                         34.9             -             1.9            0.6            -             37.4

Capital expenditures
   1996                        115.4 (2)       0.4             1.5            1.0            -            118.3
   1995                         66.0           0.3             5.1            2.1            -             73.5
   1994                         70.2 (3)         -             4.9            0.8            -             75.9

Identifiable assets
   1996                        545.9          37.8             8.2          215.9            -            807.8
   1995                        456.2          22.0            10.6           74.2            -            563.0
   1994                        390.4          24.3            19.1           78.6            -            512.4

__________________________________
(1) Effective January 1, 1995, the Company increased the remaining lives of its offshore drilling rigs, resulting in a reduction of $11.2 million in depreciation expense for 1995.
(2) Excludes the $16.0 million acquisition of the Glomar Explorer through assumption of a capital lease.
(3) Excludes $3.0 million of common stock issued in connection with the acquisition of two offshore drilling rigs.

    No single customer provided more than ten percent of revenues for 1996 or 1994. In 1995 one customer provided both $40.9 million of contract drilling revenues and $10.3 million of drilling management revenues.

    Export sales by geographic areas were as follows:

                                             1996       1995        1994
                                            ------     ------      ------
                                                    (In millions)
 West Africa                                $155.9     $  68.2     $ 31.2
 North Sea                                   101.2        80.0       39.2
 Trinidad                                      5.8        11.9       11.8
 Far East and Australia                          -        13.3       14.4
 Other                                         8.7        20.3        6.6
                                            ------      ------     ------
                                            $271.6      $193.7     $103.2
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

                                                           1996       1995       1994
                                                          ------     ------     ------
                                                                  (In millions)
  Service cost - benefits earned during the period         $ 2.6      $ 1.9     $ 2.1
  Interest cost on projected benefit obligation              5.0        4.1       3.7
  Actual return on plan assets                              (6.2)      (9.5)      0.9
  Net amortization and deferral                              3.0        6.7      (3.5)
                                                           -----      -----     -----
   Net pension cost                                        $ 4.4      $ 3.2     $ 3.2
                                                           =====      =====     =====

     The following table sets forth the funded status of the plans by plan type (for federal income tax reporting purposes) and the amounts recognized in the Company's consolidated balance sheet as of December 31:

                                                   1996                        1995
                                           ------------------------   ------------------------
                                           Qualified   Nonqualified   Qualified   Nonqualified
                                           ---------   ------------   ---------   ------------
                                                               (In millions)
  Actuarial present value of plan benefits:
   Vested                                     $49.5        $ 8.7         $ 42.7      $ 7.5
   Nonvested                                    3.7           .5            3.5         .3
                                              -----        -----         ------      -----
     Accumulated benefit obligation            53.2          9.2           46.2        7.8
  Effect of projected salary increases          9.0          1.5            8.3        1.2
                                              -----        -----         ------      -----
     Projected benefit obligation              62.2         10.7           54.5        9.0
  Plan assets at fair value                    54.9          3.4           46.5        3.0
                                              -----        -----         ------      -----
     Projected benefit obligation in
       excess of plan assets                    7.3          7.3            8.0        6.0
  Unrecognized net loss                        (7.2)        (2.7)          (7.3)      (1.9)
                                              -----        -----          -----      -----
   Accrued pension liability                  $  .1        $ 4.6          $  .7      $ 4.1
                                              =====        =====          =====      =====

     Plan assets consist primarily of listed stocks and bonds.

     The Company has established grantor trusts to provide funding for the benefits payable under certain of the nonqualified plans. The trusts are irrevocable, and grantor trust assets, which are excluded from plan assets in the table above, can be used only to pay such benefits, with certain exceptions. Grantor trust assets totaled $3.5 million at December 31, 1996, and consisted of interest-bearing cash, a stock portfolio, and a bond portfolio. Grantor trust assets totaled $1.6 million at December 31, 1995, and consisted of interest-bearing cash. Assets of the grantor trusts are included in other assets on the consolidated balance sheet.

     The expected long-term rate of return on plan assets used to compute pension cost was 9.0 percent for 1996, 1995, and 1994. The assumed rate of increase in future compensation levels ranged from 5.5 percent to 6.5 percent for each of 1996, 1995, and 1994. The discount rate used to compute the actuarial present value of the projected benefit obligation was 7.5 percent for 1996, 7.25 percent for 1995 and 8.25 percent for 1994.

    The Company has a defined contribution savings plan in which substantially all of the Company's domestic employees are eligible to participate. Company contributions to the savings plan are based on the amount of employee contributions. Charges to expense with respect to this plan totaled $0.8 million for 1996, $0.6 million for 1995 and $0.5 million for 1994.

    Other Postretirement Benefits

   The Company provides term life insurance to retirees and, for a period generally ending two years following retirement, health care benefits to retirees and their covered dependents. Generally, employees who have reached the age of 55 and have rendered a minimum of five years of service are eligible for such retirement benefits. For the most part, health care benefits are contributory while life insurance benefits are noncontributory.

   Net postretirement life insurance and health care cost consisted of the following components:

                                                                      1996    1995   1994
                                                                      ----    ----   ----
                                                                          (In millions)
    Service cost - benefits earned during the period                  $0.1    $0.1   $0.1
    Interest cost on accumulated postretirement benefit obligation     0.2     0.2    0.2
                                                                      ----    ----   ----
         Net postretirement life insurance and health care cost       $0.3    $0.3   $0.3
                                                                      ====    ====   ====

    Benefits under the Company's postretirement life insurance and health care plans are not funded. The status of the plans as of December 31 was as follows:

                                                                                1996    1995
                                                                                ----    ----
                                                                                (In millions)
    Actuarial present value of accumulated postretirement benefit obligation:
       Retirees and dependents                                                  $ 1.2   $ 1.2
       Active employees eligible for benefits                                     0.5     0.5
       Active employees not yet eligible for benefits                             0.8     0.7
    Unrecognized net gain                                                         0.1     0.1
                                                                                -----   -----
         Accrued postretirement life insurance and health care liability        $ 2.6   $ 2.5
                                                                                =====   =====

  The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.0 percent through 1997, gradually declining to 6.0 percent by the year 2015 and remaining at that level thereafter. The effect of a one-percentage point increase in the assumed health care cost trend rate for each future year on (i) the portion of the accumulated postretirement benefit obligation applicable to health care benefits as of December 31, 1996 and (ii) the net postretirement health care cost for the year then ended would be immaterial. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0 percent for 1996 and 1995.

Note 11 - Supplemental Cash Flow Information

  Cash interest payments totaled $28.7 million in each of 1996, 1995 and 1994. Cash payments for income taxes totaled $7.0 million in 1996, $3.6 million in 1995, and $1.1 million in 1994.

  In 1996 the Company financed the acquisition of the Glomar Explorer drillship by assuming a $16.0 million capital lease obligation.

  In 1994 the Company acquired one offshore drilling rig in an all-cash transaction and two other drilling rigs for $26.0 million in cash plus 750,000 shares of Global Marine Inc. common stock.

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(In millions, except per share data)

                                         1996                                    1995
                        --------------------------------------   --------------------------------------
                         First    Second     Third     Fourth     First    Second     Third     Fourth
                        Quarter   Quarter   Quarter    Quarter   Quarter   Quarter   Quarter    Quarter
                        -------   -------   -------    -------   -------   -------   -------    -------

Revenues                $123.0    $159.9     $177.9     $219.9    $116.1    $102.4    $135.8     $113.7

Operating income          21.0      32.4       38.9       48.5       9.7      14.7      15.5       20.4

Net income                14.9      24.1       30.9      110.2       4.5      24.2       9.6       13.6

Net income per share      0.09      0.14       0.18       0.63      0.03      0.14      0.06       0.08

Price ranges of
  common stock:
    High                10-3/4     16         16-1/8     21-1/2     4-1/4     5-7/8     7-3/8     8-3/4
    Low                  7-3/4     10-1/8     13-5/8     15-3/4     3-1/2     4-1/8     5-1/8     6

  The Company recorded a noncash credit to deferred income tax expense in the fourth quarter of 1996 in the amount of $70.0 million in order to recognize a portion of the future tax benefit of net operating loss carryforwards as required by SFAS No. 109. The adjustment resulted in an increase to fourth quarter net income by the same amount. (See Note 8 of Notes to Consolidated Financial Statements.)

   Net income for the first quarter of 1996 included a $1.1 million gain on the sale of two offshore oil and gas properties.

   Net income for the second quarter of 1995 included a $14.7 million gain on the sale of an offshore drilling rig.

   The Company did not declare any dividends on its common stock in either 1996 or 1995.

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Global Marine Inc.

Our report on the consolidated financial statements of Global Marine Inc. and subsidiaries is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 52 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                        /s/ Coopers & Lybrand L.L.P.


Houston, Texas
February 7, 1997

                GLOBAL MARINE INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (In millions)
                                                   Additions
                                            -----------------------
                               Balance at   Charged to   Charged to                  Balance
                                Beginning    Costs and      Other                     at End
         Description             of Year      Expenses     Accounts    Deductions    of Year
-----------------------------  ----------   -----------   ----------   ----------    -------

Year ended December 31, 1996:
   Allowance for doubtful
      accounts receivable         $ 1.1        $  .5        $   -       $  .3          $ 1.3

Year ended December 31, 1995:
   Allowance for doubtful
      accounts receivable         $ 1.2        $  .1        $   -       $  .2          $ 1.1

Year ended December 31, 1994:
   Reserve for loss on
      operating lease             $ 8.4        $   -        $  0.2 (a)  $ 8.6 (b)      $   -
   Allowance for doubtful
      accounts receivable           1.2           .2             -         .2            1.2

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

                              PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

                                                                     Page
(a) Financial Statements, Schedules and Exhibits

    (1) Financial Statements
          Report of Independent Accountants                               25
          Consolidated Statement of Operations                            26
          Consolidated Balance Sheet                                      27
          Consolidated Statement of Cash Flows                            29
          Consolidated Statement of Shareholders' Equity                  30
          Notes to Consolidated Financial Statements                      31
    (2) Financial Statement Schedule
          Report of Independent Accountants                               49
          Schedule II - Valuation and Qualifying Accounts                 50

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

 3(i).5 Certificate of Amendment of the Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 12, 1994. (Incorporated herein by this reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3 (No. 33-53691) filed with the Commission on May 18, 1994.)

3(ii).1 Amendments to the By-laws of the Company as adopted by the Company's
        Board of Directors effective November 14, 1996.

3(ii).2 By-laws of the Company as amended through November 14, 1996.

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

   4.15 Release of Vessel from Lien of Mortgage, dated May 19, 1995, by Wilmington Trust Company, as Trustee. (Incorporated herein by this reference to Exhibit 4.15 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

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

   4.26 Subsidiary Pledge Agreement, dated December 21, 1995, between Global Marine International Services Corporation and Wilmington Trust Company, as Trustee. (Incorporated herein by this reference to Exhibit 4.26 of the Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1995.)

   10.1 Credit Agreement, dated February 12, 1997, among Global Marine Inc., Various Lending Institutions, Bankers Trust Company, as Administrative Agent, and Societe Generale, as Co-Agent, and Guaranty, dated
        February 12, 1997, by Global Marine Bismarck Sea Inc., Global Marine Deepwater Drilling Inc., Global Marine Drilling Company, Global Marine North Sea Inc., Global Marine West Africa Inc., and Petdrill, Inc.

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

  10.7 Bareboat Charter Agreement, dated July 2, 1996, between the United States of America and Global Marine Capital Investments Inc. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated August 1, 1996.)

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

*10.10 Form of Letter Severance Agreement dated February 7, 1989, between the Company and six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

*10.11 Letter Severance Agreement dated May 7, 1992, between the Company and one executive officer. (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)

*10.12  Global Marine Inc. 1989 Stock Option and Incentive Plan.
        (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

*10.13 First Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

*10.14 Second Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

*10.15 Third Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

*10.16 Fourth Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

*10.17 Fifth Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1996.)

*10.18  Sixth Amendment to Global Marine Inc. 1989 Stock Option and Incentive
        Plan.

*10.19 Form of Incentive Stock Sale Agreement dated February 20, 1996, between the Company and two executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

*10.20 Form of Incentive Stock Sale Agreement dated February 11, 1997, between the Company and an executive officer.

*10.21 Form of Performance Stock Memorandum dated June 7, 1994, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

*10.22 Form of Performance Stock Memorandum dated February 14, 1995, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

*10.23 Form of Performance Stock Memorandum dated February 20, 1996, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

*10.24 Form of Performance Stock Memorandum dated February 11, 1997, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively.

*10.25 Performance Criteria for Compensation Intended to Qualify as "Performance-Based Compensation" Under Section 162(m) of the Internal Revenue Code. (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

*10.26 Executive Life Insurance Plan. (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

*10.27 Global Marine Inc. Executive Supplemental Retirement Plan of 1990. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

*10.28 Global Marine Executive Deferred Compensation Trust as established effective January 1, 1995. (Incorporated herein by this reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

*10.29 Global Marine Benefit Equalization Retirement Plan effective January 1, 1990. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

*10.30 Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990. (Incorporated herein by this reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

*10.31 Form of Indemnification Agreement entered into between the Company and each of its directors and officers. (Incorporated herein by this reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.)

*10.32 Resolutions dated August 3, 1994 regarding Directors' Compensation. (Incorporated herein by this reference to Exhibit 10.28 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

*10.33 Amended and Restated Retirement Plan for Outside Directors. (Incorporated herein by this reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

*10.34 Global Marine Outside Director Deferred Compensation Trust as established effective January 1, 1996.

*10.35 Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (Incorporated herein by this reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

*10.36 First Amendment to Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

*10.37 Second Amendment to Global Marine Inc. 1990 Non-Employee Director Stock Option Plan.

*10.38 Global Marine Inc. 1996 Management Incentive Award Plan. (Incorporated herein by this reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

*10.39  Global Marine Inc. 1997 Management Incentive Award Plan.

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

--------------------------
*  Management contract or compensatory plan or arrangement.

    The Company hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the Securities and Exchange Commission on request agreements defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith in accordance with said Item.

(b) Reports on Form 8-K

    The Company did not file any Current Reports on Form 8-K during the last quarter of 1996.

SIGNATURES REQUIRED FOR FORM 10-K

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GLOBAL MARINE INC.
                                               (REGISTRANT)

Date: February 26, 1997                        By:    J. C.  MARTIN
                                                  ----------------------
                                                      (J. C. Martin)
                                                  Senior Vice President
                                                  and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                          Date
---------              -----                          ----

C. R. LUIGS            Chairman of the Board,         February 26, 1997
(C. R. Luigs)          President and Chief
                       Executive Officer

J. C. MARTIN           Senior Vice President and      February 26, 1997
(J. C. Martin)         Chief Financial Officer
                       (Principal Financial
                       Officer) and Director

THOMAS JOHNSON         Vice President and              February 26, 1997
(Thomas Johnson)       Corporate Controller
                       (Principal Accounting Officer)

DONALD B. BROWN        Director                         February 26, 1997
(Donald B. Brown)

E. J. CAMPBELL         Director                         February 26, 1997
(E. J. Campbell)

THOMAS CASON           Director                         February 26, 1997
(Thomas Cason)

PETER T. FLAWN         Director                         February 26, 1997
(Peter T. Flawn)

JOHN M. GALVIN         Director                         February 26, 1997
(John M. Galvin)

L. L. LEIGH            Director                         February 26, 1997
(L. L. Leigh)

E. R. MULLER           Director                         February 26, 1997
(E. R. Muller)

PAUL J. POWERS         Director                         February 26, 1997
(Paul J. Powers)

W. R. THOMAS           Director                         February 26, 1997
(W. R. Thomas)