Form 10-Q
period 1997-03-31
GLOBAL MARINE INC
filed 1997-05-07
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                     FORM 10-Q


              (Mark One)
              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                         OR

              [  ]  TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              Commission File Number 1-5471

                                 GLOBAL MARINE INC.
               (Exact name of registrant as specified in its charter)


                       Delaware                                95-1849298
           (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                  Identification No.)


       777 N. Eldridge Parkway,  Houston, Texas                    77079
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

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of April 30, 1997 was 170,640,997.

                         GLOBAL MARINE INC.

                  TABLE OF CONTENTS TO FORM 10-Q

                   QUARTER ENDED MARCH 31, 1997

                                                                         Page

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

       Report of Independent Accountants                                   2

       Condensed Consolidated Statement of Operations for the
          three months ended March 31, 1997 and 1996                       3

       Condensed Consolidated Balance Sheet as of
          March 31, 1997 and December 31, 1996                             4

       Condensed Consolidated Statement of Cash Flows for the
          three months ended March 31, 1997 and 1996                       6

       Notes to Condensed Consolidated Financial Statements                7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                              14

SIGNATURE                                                                  14


    The statements regarding future performance and results and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, oil and gas prices and other market factors, offshore drilling rig supply, demand and dayrates, results of future marketing activity, the dates the Company's rigs undergoing conversion to drilling operations will commence drilling, rig utilization rates, and costs and other factors discussed herein and in the Company's other Securities and Exchange Commission filings. Should one or more such risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997, and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Coopers & Lybrand L.L.P.

Houston, Texas
May 7, 1997

              GLOBAL MARINE INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
         (Dollars in millions, except per share amounts)

                                                           Three Months Ended
                                                                March 31,
                                                          -------------------
                                                           1997         1996
                                                          ------       ------

Revenues:
  Contract drilling                                       $108.7       $ 78.5
  Drilling management                                       99.0         42.2
  Oil and gas                                                2.6          2.3
                                                          ------       ------
    Total revenues                                         210.3        123.0
                                                          ------       ------

Expenses:
  Contract drilling                                         51.8         46.4
  Drilling management                                       85.0         41.4
  Oil and gas                                                 .8           .8
  Depreciation, depletion and amortization                  10.6          9.7
  General and administrative                                 4.7          3.7
                                                          ------       ------
    Total operating expenses                               152.9        102.0
                                                          ------       ------
    Operating income                                        57.4         21.0
                                                          ------       ------

Other income (expense):
  Interest expense                                          (8.1)        (7.6)
  Interest capitalized                                       3.3            -
  Interest income                                            1.7          1.1
  Other                                                      (.1)         1.1
                                                          ------       ------
    Total other income (expense)                            (3.2)        (5.4)
                                                          ------       ------
    Income before income taxes                              54.2         15.6

Provision (benefit) for income taxes:
  Current tax provision                                      5.4           .7
  Deferred tax benefit                                     (30.0)           -
                                                          ------       ------
    Total provision (benefit) for income taxes             (24.6)          .7
                                                          ------       ------

Net income                                                $ 78.8       $ 14.9
                                                          ======       ======

Net income per common share                               $ 0.46       $ 0.09
                                                          ======       ======

    See notes to condensed consolidated financial statements.

               GLOBAL MARINE INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                      (Dollars in millions)

                                                             March 31,   December 31,
                                                               1997          1996
                                                             ---------   ------------

Current assets:
  Cash and cash equivalents                                   $ 92.8       $ 92.9
  Marketable securities                                         31.0         27.5
                                                              ------       ------
     Total cash, cash equivalents and marketable securities    123.8        120.4
  Accounts receivable, net of allowances                       117.8        104.4
  Costs incurred on turnkey drilling contracts in progress       5.8         10.8
  Prepaid expenses                                              11.0          8.0
  Other current assets                                           6.1          2.9
                                                              ------       ------

       Total current assets                                    264.5        246.5

Properties and equipment:
  Rigs and drilling equipment, less accumulated
     depreciation of $233.6 and $224.4 at March 31,
     1997 and December 31, 1996, respectively                  516.8        471.9
  Oil and gas properties, full cost method, less
     accumulated depreciation, depletion and amortization
     of $31.6 and $31.1 at March 31, 1997 and December 31,
     1996, respectively                                          4.9          5.5
                                                              ------       ------

       Net properties and equipment                            521.7        477.4

  Future income tax benefits, net                              100.0         70.0
  Other assets                                                  14.7         13.9
                                                              ------       ------

       Total assets                                           $900.9       $807.8
                                                              ------       ------

    See notes to condensed consolidated financial statements.

                                GLOBAL MARINE INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                      (Dollars in millions)

                                                        March 31,   December 31,
                                                           1997         1996
                                                        ---------   ------------

Current liabilities:
  Accounts payable                                        $ 63.3      $ 53.5
  Accrued compensation and related employee costs           12.5        19.0
  Accrued interest                                           8.3         1.2
  Accrued income taxes                                       6.1         4.4
  Other accrued liabilities                                  5.3         9.5
                                                          ------      ------

    Total current liabilities                               95.5        87.6

Long-term debt                                             223.9       225.0
Capital lease obligation                                    16.8        16.6
Other long-term liabilities                                 20.6        19.5

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million
    shares authorized, no shares issued or outstanding         -           -
  Common stock, $0.10 par value, 300 million shares
    authorized, 170,392,119 shares and 169,440,569
    shares issued and outstanding at March 31, 1997 and
    December 31, 1996, respectively                         17.0        16.9
  Additional paid-in capital                               280.6       274.5
  Retained earnings                                        246.5       167.7
                                                          ------      ------

    Total shareholders' equity                             544.1       459.1
                                                          ------      ------

      Total liabilities and shareholders' equity          $900.9      $807.8
                                                          ======      ======


    See notes to condensed consolidated financial statements.

                        GLOBAL MARINE INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Dollars in millions)

                                                             Three Months Ended
                                                                  March 31,
                                                              1997        1996
                                                             ------      ------
Cash flows from operating activities:
  Net income                                                 $ 78.8      $ 14.9
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Deferred tax benefit                                       (30.0)          -
   Depreciation, depletion and amortization                    10.6         9.7
   Gain on sale of oil and gas properties                         -        (1.1)
   Increase in accounts receivable                            (13.4)      (11.1)
   Decrease (increase) in costs incurred on turnkey
     drilling contracts in progress                             5.0        (1.1)
   Increase in other current assets                            (6.2)       (8.5)
   Increase (decrease) in accounts payable                      9.6        (2.2)
   Increase in accrued interest                                 7.1         7.2
   Decrease in other accrued liabilities                       (5.9)       (3.1)
   Other, net                                                    .8           -
                                                             ------      ------

    Net cash flow provided by operating activities             56.4         4.7
                                                             ------      ------

Cash flows from investing activities:
  Capital expenditures                                        (55.5)       (9.2)
  Purchases of held-to-maturity securities                    (19.0)       (4.9)
  Proceeds from maturities of held-to-maturity securities      15.5        40.1
  Proceeds from sales of properties and equipment                .6          .3
                                                             ------      ------

    Net cash flow (used in) provided by investing activities  (58.4)       26.3
                                                             ------      ------

Cash flows from financing activities:
  Proceeds from exercise of employee stock options              3.0         2.0
  Reductions of long-term debt                                 (1.1)          -
                                                             ------      ------

    Net cash flow provided by financing activities              1.9         2.0
                                                             ------      ------

(Decrease) increase in cash and cash equivalents                (.1)       33.0

Cash and cash equivalents at beginning of period               92.9        33.2
                                                             ------      ------

Cash and cash equivalents at end of period                   $ 92.8      $ 66.2
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

Note 2 - Net Income per Share

Net income per common share was computed by dividing net income by the weighted average number of common shares outstanding and, if their effect was material, common stock equivalents, which primarily consisted of outstanding employee stock options. Net income per common share for the three months ended
March 31, 1997 and 1996, was based on 170,043,727 and 166,817,244 weighted average shares, respectively. Common stock equivalents were excluded from the computation of earnings per share for both periods because their effect was not material.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which sets forth new standards for computing and presenting earnings per share.
The Company will be required to adopt the new standards in the fourth quarter of 1997 and to restate prior periods for comparative purposes.
The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share.

Note 3 - Offer to Purchase Senior Secured Notes

The terms of the indenture governing the Company's 12-3/4% Senior Secured Notes due 1999 (the "Notes") require the Company to offer to purchase Notes in amounts based on cash flow for the previous calendar year. On February 3, 1997, the Company offered to purchase up to $55.3 million aggregate principal amount of Notes. Under the terms of the offer, which expired on March 4, 1997, holders had the right to require the Company to repurchase Notes for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest. In March the Company purchased all of the Notes tendered in response to the offer, resulting in a total payment by the Company of $1.1 million. Cash and marketable securities totaling $54.2 million, which previously were restricted from use for general corporate purposes, became unrestricted upon termination of the offer.

Note 4 - Income Taxes

In the first quarter of 1997, the Company recorded a credit to the deferred income tax provision in the amount of $30.0 million. The adjustment consisted of an increase in the recognized amount of future tax benefits of the Company's unused net operating loss ("NOL") carryforwards, partially offset by the tax effect of NOL carryforwards used during the quarter. As previously reported, under SFAS No. 109, "Accounting for Income Taxes," the Company is required to recognize the future tax benefits of NOL carryforwards if it is "more likely than not" that they will be realized on future tax returns.

At December 31, 1996, the Company had $1.1 billion in NOL carryforwards for tax purposes expiring in various amounts between 2001 and 2009, and the amount of the unrecognized future tax benefits related to the NOL carryforwards would, if fully recognized, approximate $252 million at March 31, 1997. The Company will continue to reevaluate its ability to utilize its NOL carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments to deferred income tax expense. In addition, the Company will charge to deferred income tax expense the benefits of NOL carryforwards actually used in future quarters. The future earnings impact, which could be material, could be positive or negative, depending on the net result of such adjustments and charges.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

Summary

The Company reported operating income of $57.4 million for the first quarter of 1997 compared to $21.0 million for the prior-year first quarter. The improvement in operating results was due to higher contract drilling dayrates, an increase in the number of turnkey wells completed, and higher
turnkey profit margins.   Data relating to the Company's operations by
business segment follows:

                                        Three Months Ended
                                              March 31,
                                        ------------------       Percentage
                                         1997        1996          Change
                                        ------      ------       ----------
                                           (in millions)
Revenues:
  Contract drilling                     $112.0      $ 79.8            40%
  Drilling management                     99.0        42.8           131%
  Oil and gas                              2.6         2.3            13%
  Less: Intersegment revenues             (3.3)       (1.9)           74%
                                        ------      ------
                                        $210.3      $123.0            71%
                                        ======      ======

Operating income:
  Contract drilling                     $ 47.2      $ 23.3           103%
  Drilling management                     13.9         0.8         1,638%
  Oil and gas                              1.3         0.8            63%
  Corporate expenses                      (5.0)       (3.9)           28%
                                        ------      ------
                                        $ 57.4      $ 21.0           173%
                                        ======      ======

The Company reported net income of $78.8 million for the first quarter of 1997 as compared to $14.9 million for the first quarter of 1996. Net income for the first quarter of 1997 included a $30.0 million noncash credit adjustment to deferred income taxes. As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Financial Accounting Standard No. 109 requires that the Company periodically reevaluate the amount of the future tax benefits of net operating loss carryforwards recognized in its financial statements and that it make corresponding adjustments.

In the first quarter of 1997, dayrates continued to increase in all geographic markets served by the Company as a result of strong demand, and the market for drilling management services continued to expand.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------    Percentage
                                                         1997        1996       Change
                                                        ------      ------    ----------

Contract drilling revenues by area (in millions): (1)
   Gulf of Mexico                                        $ 47.7     $29.3         63%
   West Africa                                             44.3      21.2        109%
   North Sea                                               19.9      21.3         (7%)
   Other                                                     .1       8.0        (99%)
                                                         ------     -----
                                                         $112.0     $79.8         40%
                                                         ======     =====

Average rig utilization (2)                                  98%      100%

Fleet average dayrate                                   $47,400   $32,400

-------------------
(1)   Includes revenues earned from affiliates.
(2) Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations, and the Glomar Explorer and Glomar Celtic Sea, which are being converted to drilling rigs from other uses.

Of the $32.2 million increase in contract drilling revenues for the first quarter of 1997 compared to the first quarter of 1996, $36.2 million was attributable to increases in dayrates, partially offset by a decrease of $4.0 million attributable to lower rig utilization. The lower rig utilization was due primarily to the Glomar Arctic I, which was mobilized from the North Sea to the Gulf of Mexico in December 1996 and was off contract for 53 days during the first quarter of 1997 while being upgraded for a 16-month deep-water contract. The Glomar Arctic I began drilling under the contract in late February. Revenues for certain geographical areas were also affected by four rig mobilizations to West Africa in 1996, including the mobilization of one jackup from the Gulf of Mexico, one jackup from Abu Dhabi, one jackup from Trinidad, and one drillship from the Middle East.

The Company's operating profit margin for contract drilling operations increased to 42 percent for the first quarter of 1997 from 29 percent in the first quarter of 1996 as a result of higher dayrates. Cash operating expenses increased by $7.4 million due to, among other factors, a higher payout in 1997 with respect to two of three rigs under a net revenue-sharing arrangement with Transocean Drilling AS and the commencement of a drilling contract in West Africa in June 1996 for a rig which was operated by a third party in the first quarter of 1996 under a management contract with the Company.

As of May 7, 1997, twelve of the Company's rigs were located in the U.S. Gulf of Mexico, eleven were offshore West Africa, and three were in the North Sea.
At May 7, all 26 of the Company's active rigs were under contract.

In late May the Company will mobilize the Glomar Labrador I from the North Sea to offshore Argentina where it is scheduled to begin drilling in July under a 12-month contract; in June the Company will mobilize the Glomar Adriatic IV from West Africa to offshore California where it is scheduled to begin operating for a customer in July under a 12-month contract; and in July the Company will mobilize the

Glomar Adriatic VII from the Gulf of Mexico to offshore Trinidad where it is scheduled to commence drilling for a customer for a minimum period of seven months. The costs of these rig mobilizations will be reimbursed by the respective customers.

The Glomar Celtic Sea semisubmersible is scheduled to commence drilling in deep waters of the U.S. Gulf of Mexico under a three-year, $160 million contract in the fourth quarter of 1997 after its conversion is completed. The Glomar Explorer drillship is scheduled to begin operating in the Gulf of Mexico under a five-year, $262 million deep-water contract during the first quarter of 1998 after its conversion.

The Company anticipates that contracts on 13 of the Company's 26 rigs operating under contracts as of May 7, 1997, will expire at varying times on or prior to August 31, 1997. Over the past several months, the terms of deep-water drilling contracts for semisubmersibles and drillships have lengthened, as oil and gas operators have attempted to lock in the availability of rigs to carry out deep-water projects. The drilling market for jackup rigs in shallow waters, however, particularly in the U.S. Gulf of Mexico, continues to be characterized by short-term, well-to-well contracts. Short-term contracts for jackup rigs have been typical in the industry for the past decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions and consistent with the normal course of business. The Company's strategy has been to employ a number of its rigs on short-term contracts in periods of rising dayrates, enabling the Company to contract at higher dayrates as rigs become available.

Drilling Management Services

Revenues from drilling management services increased by $56.2 million to $99.0 million in the first quarter of 1997 from $42.8 million in the first quarter of 1996, and operating income increased by $13.1 million to $13.9 million in the first quarter of 1997 from $0.8 million in the first quarter of 1996. The $56.2 million improvement in revenues for the quarter consisted of a $40.7 million increase attributable to an increase in the number of turnkey wells completed, from 13 in the first quarter of 1996 to 27 in the first quarter of 1997, a $12.9 million increase attributable to daywork and other revenues, and a $2.6 million increase attributable to higher average turnkey revenues per well.

Operating income from drilling management services as a percentage of drilling management revenues increased to 14 percent for the first quarter of 1997 from 2 percent for the first quarter of 1996. The increase in profit margin was attributable in part to the higher average turnkey revenues per well for the first quarter of 1997 and increased efficiencies in drilling the 1997 wells. In addition, the Company incurred a loss of $0.5 million on one well in the first quarter of 1997, compared to a loss of $1.5 million on two wells in the first quarter of 1996. Due to the risks inherent in turnkey drilling operations, the Company is not able to predict if it will be able to maintain the higher profit margins in the future.

Other Income and Expense

General and administrative expenses increased to $4.7 million in the first quarter of 1997 from $3.7 million in the first quarter of 1996. Most of the increase in 1997 was attributable to costs of a stock-based employee compensation plan, which costs are based in part on changes in the market price of the Company's common stock.

The amount of interest capitalized increased by $3.3 million in the 1997 first quarter compared to the corresponding 1996 quarter. The increase was a result of interest capitalized in connection with the conversions of the Glomar Celtic Sea and Glomar Explorer.

Interest income increased to $1.7 million in the first quarter of 1997 from $1.1 million in the first quarter of 1996 due to larger cash investments and higher interest rates earned thereon.

In the first quarter of 1996, the Company recognized a gain of $1.1 million on the sale of two oil and gas properties.

For the first quarters of 1997 and 1996, the current provision for income taxes was not significant due to the Company's use of its net operating loss carryforwards for U.S. federal income tax purposes. The current tax provision for each quarter primarily consisted of income taxes applicable to foreign countries in which the Company had no NOL carryforwards.

When compared to the first quarter of 1996, deferred income taxes decreased in the first quarter of 1997 by the amount of a $30.0 million noncash adjustment recorded in the 1997 quarter. The adjustment consisted of an increase in the recognized amount of future tax benefits of the Company's unused NOL carryforwards, partially offset by the tax effect of NOL carryforwards used during the quarter. As previously reported, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company is required to recognize the future tax benefits of NOL carryforwards if it is "more likely than not" that they will be realized on future tax returns.

At December 31, 1996, the Company had $1.1 billion in NOL carryforwards for tax purposes expiring in various amounts between 2001 and 2009, and the amount of the unrecognized future tax benefits related to the NOL carryforwards would, if fully recognized, approximate $252 million at March 31, 1997. The Company will continue to reevaluate its ability to utilize its NOL carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments to deferred income tax expense. In addition, the Company will charge to deferred income tax expense the benefits of NOL carryforwards actually used in future quarters. The future earnings impact, which could be material, could be positive or negative, depending on the net result of such adjustments and charges.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which sets forth new standards for computing and presenting earnings per share. The Company will be required to adopt the new standards in the fourth quarter of 1997 and to restate prior periods for comparative purposes. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share.

Liquidity and Capital Resources

Capitalized words in the following discussion that are not defined herein are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

For the three months ended March 31, 1997, $56.4 million of cash flow was provided by operating activities, $3.0 million was provided from exercises of employee stock options, $55.5 million was used for capital expenditures, and $3.5 million was used for purchases of held-to-maturity securities (net of maturities). For the comparable prior-year period, cash flow provided by operating activities totaled $4.7 million and proceeds from maturities of marketable securities (net of purchases) totaled $35.2 million, of which $9.2 million was used for capital expenditures.

Capital expenditures for the full year 1997 are anticipated to be $306 million, including $138 million for the conversion of the Glomar Explorer, $113 million for the conversion of the Glomar Celtic Sea, $32 million for improvements to the remainder of the drilling fleet, $20 million for capitalized interest, and $3 million for other expenditures.

The Company currently intends to retire the remaining $223.9 million principal amount of its 12-3/4% Senior Secured Notes in December 1997, at a price of 102 percent of principal, as permitted under the indenture governing the Notes. If the Notes are retired in December, the Company would record an extraordinary loss of approximately $6.8 million in the fourth quarter of 1997.

As of March 31, 1997, the Company had $123.8 million in cash, cash equivalents and marketable securities, including $2.9 million which was restricted from use for general corporate purposes. As of December 31, 1996, the Company had $120.4 million in cash and marketable securities, including restricted amounts of $58.2 million.

In February 1997 the Company terminated a collateralized $25 million revolving credit and letter of credit facility, which was to have expired in December
1998 and under which there were no borrowings, and it entered into a new two-year unsecured facility with a group of major international banks under which the Company can borrow up to $100 million with a $25 million sublimit for trade and standby letters of credit. Each borrowing under the new credit facility would accrue interest at one of several market-based interest rates. The unused portion of the credit facility is subject to an annual commitment fee of one-quarter of one percent.

The Company believes that it will be able to meet all of its current obligations, including capital expenditures and scheduled debt service, from its cash flow from operations and its cash, cash equivalents and marketable securities. If, however, the Company retires the Notes as planned in December, a portion would be financed through debt.

As part of upgrading and expanding its rig fleet and other assets, the Company considers and pursues the acquisition of suitable additional rigs and other assets on an ongoing basis. If the Company decides to undertake an acquisition, the issuance of additional shares of stock or additional debt could be required.

The Company has a registration statement on Form S-3 for the proposed offering from time to time of (i) debt securities, which may be subordinated to other indebtedness of the Company, (ii) shares of preferred stock, $0.01 par value per share, and/or (iii) shares of common stock, $0.10 par value per share, for an aggregate initial public offering price not to exceed $75 million. Any net proceeds from the sale of offered securities would be used for general corporate purposes which may include, but are not limited to, capital expenditures and the financing of acquisitions. The Company has not offered for sale or sold any securities under the registration statement.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1 First Amendment to Global Marine Inc. Executive Supplemental Retirement Plan of 1990.

    10.2   First Amendment to Global Marine Executive Deferred Compensation
           Trust.

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

b)  Reports on Form 8-K

           During the first quarter of 1997, the Company filed a Current Report on Form 8-K, dated March 11, 1997, which reported under Item 5, "Other Events," that the Company had purchased the full $1,070,000 aggregate principal amount of its 12-3/4% Senior Secured Notes due 1999 tendered under the terms of a Note purchase offer.

                                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GLOBAL MARINE INC.
                                  (Registrant)

Dated:  May 7, 1997          /s/ Thomas R. Johnson
                             -------------------------------------------------
                             Thomas  R. Johnson
                             Vice President and Corporate Controller
                             (Duly Authorized Officer and Principal Accounting
                             Officer of the Registrant)