Form 10-Q
period 1997-06-30
GLOBAL MARINE INC
filed 1997-08-11
CIK 41850

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-Q


          (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997


                                     OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-5471

                             GLOBAL MARINE INC.
          (Exact name of registrant as specified in its charter)


           Delaware                                      95-1849298
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


777 N. Eldridge Parkway, Houston, Texas                  77079-4493
(Address of principal executive offices)                 (Zip Code)



       Registrant's telephone number, including area code:  (281) 596-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes     [X]       No [ ]

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of July 31, 1997 was 171,628,793.

                                 GLOBAL MARINE INC.

                          TABLE OF CONTENTS TO FORM 10-Q

                            QUARTER ENDED JUNE 30, 1997

                                                                        Page
PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements

         Report of Independent Accountants                                2

         Condensed Consolidated Statement of Operations for the
             three and six months ended June 30, 1997 and 1996            3

         Condensed Consolidated Balance Sheet as of
             June 30, 1997 and December 31, 1996                          4

         Condensed Consolidated Statement of Cash Flows for the
             six months ended June 30, 1997 and 1996                      6

         Notes to Condensed Consolidated Financial Statements             7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9

PART II - OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders         15

    Item 6.  Exhibits and Reports on Form 8-K                            15

SIGNATURE                                                                16
                               _____________________

    The statements regarding future performance and results and the other statements that are not historical facts contained in this report are forward-looking statements. The words "anticipate," "expect," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties including, but not limited to, the risks involved in dealing with other parties, including the risk that other parties' commitments to the Registrant and its subsidiaries could be breached, changes in the markets for oil and gas and for offshore drilling rigs and the risks of doing business in changing markets, changes in the dates the Company's rigs undergoing conversion to drilling operations will commence drilling, and changing costs and other factors discussed herein and in the Company's other Securities and Exchange Commission filings. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of June 30, 1997, and the related condensed consolidated statement of operations for the three- and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
August 6, 1997

                        GLOBAL MARINE INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share amounts)


                                Three Months Ended          Six Months Ended
                                      June 30,                   June 30,
                                ------------------          ----------------
                                1997          1996          1997        1996
                                ----          ----          ----        ----
Revenues:
  Contract drilling            $129.1       $ 85.7         $237.8     $164.2
  Drilling management           102.6         69.3          201.6      111.5
  Oil and gas                     1.4          4.9            4.0        7.2
                               ------       ------         ------     ------
    Total revenues              233.1        159.9          443.4      282.9

Expenses:
  Contract drilling              58.0         50.1          109.8       96.5
  Drilling management            91.6         61.2          176.6      102.6
  Oil and gas                      .7           .6            1.5        1.4
  Depreciation, depletion
    and amortization             10.8         10.5           21.4       20.2
  General and administrative      5.1          5.1            9.8        8.8
                               ------       ------         ------     ------
    Total operating expenses    166.2        127.5          319.1      229.5
                               ------       ------         ------     ------
    Operating income             66.9         32.4          124.3       53.4

Other income (expense):
  Interest expense               (8.0)        (7.5)         (16.1)     (15.1)
  Interest capitalized            4.9            -            8.2          -
  Interest income                 1.7          1.3            3.4        2.4
  Other                            .1            -              -        1.1
                               ------       ------         ------     ------
    Total other income
      (expense)                  (1.3)       (6.2)           (4.5)     (11.6)
                               ------       ------         ------     ------
    Income before income
      taxes                      65.6         26.2          119.8       41.8

Provision (benefit) for
  income taxes:
  Current tax provision           6.5          2.1           11.9        2.8
  Deferred tax benefit          (25.0)           -          (55.0)         -
                               ------       ------         ------     ------
    Total provision (benefit)
      for income taxes          (18.5)         2.1          (43.1)       2.8
                               ------       ------         ------     ------

Net income                     $ 84.1       $ 24.1         $162.9     $ 39.0
                               ======       ======         ======     ======

Net income per common share:
  Primary                      $ 0.49       $ 0.14         $ 0.96     $ 0.23
                               ======       ======         ======     ======
  Fully diluted                $ 0.48       $ 0.14         $ 0.92     $ 0.22
                               ======       ======         ======     ======



               See notes to condensed consolidated financial statements.

                         GLOBAL MARINE INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                     (in millions)


                                                      June 30,    December 31,
                                                        1997           1996
                                                      --------    -----------
Current assets:
  Cash and cash equivalents                           $  116.6       $  92.9
  Marketable securities                                      -          27.5
                                                      --------       -------
    Total cash, cash equivalents and
      marketable securities                              116.6         120.4
  Accounts receivable, net of allowances                 131.6         104.4
  Costs incurred on turnkey drilling contracts
    in progress                                           13.0          10.8
  Prepaid expenses                                         8.5           8.0
  Other current assets                                     7.0           2.9
                                                      --------       -------
    Total current assets                                 276.7         246.5

Properties:
  Rigs and drilling equipment, less accumulated
    depreciation of $243.7 and $224.4 at June 30,
    1997 and December 31, 1996, respectively             378.8         374.1
  Construction in progress                               205.5          97.8
  Oil and gas properties, full cost method, less
    accumulated depreciation, depletion and
    amortization of $30.2 and $31.1 at June 30,
    1997 and December 31, 1996, respectively               5.0           5.5
                                                      --------       -------
    Net properties and equipment                         589.3         477.4

  Future income tax benefits, net                        125.0          70.0
  Other assets                                            17.3          13.9
                                                      --------       -------
    Total assets                                      $1,008.3       $ 807.8
                                                      ========       =======



             See notes to condensed consolidated financial statements.

                         GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                     (in millions)


                                                        June 30,   December 31,
                                                          1997          1996
                                                        --------    -----------
Current liabilities:
  Accounts payable                                      $   82.8      $  53.5
  Accrued compensation and related employee costs           15.7         19.0
  Accrued claims and allowances                              2.8          2.1
  Accrued income taxes                                       8.4          4.4
  Other accrued liabilities                                  6.0          8.6
                                                        --------      -------
       Total current liabilities                           115.7         87.6

Long-term debt                                             223.9        225.0
Capital lease obligation                                    17.2         16.6
Other long-term liabilities                                 21.4         19.5

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million
    shares authorized, no shares issued or outstanding         -            -
  Common stock, $0.10 par value, 300 million shares
    authorized, 171,049,910 shares and 169,440,569
    shares issued and outstanding at June 30, 1997
    and December 31, 1996, respectively                     17.1         16.9
  Additional paid-in capital                               282.4        274.5
  Retained earnings                                        330.6        167.7
                                                        --------      -------
       Total shareholders' equity                          630.1        459.1
                                                        --------      -------
          Total liabilities and shareholders' equity    $1,008.3      $ 807.8
                                                        ========      =======




              See notes to condensed consolidated financial statements.

                          GLOBAL MARINE INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (in millions)


                                                               Six Months Ended
                                                                  June 30,
                                                             -----------------
                                                              1997       1996
                                                             ------     ------
Cash flows from operating activities:
  Net income                                                $ 162.9     $ 39.0
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Deferred tax benefit                                      (55.0)         -
    Depreciation, depletion and amortization                   21.4       20.2
    Gain on sale of oil and gas properties                        -       (1.1)
    Increase in accounts receivable                           (27.4)     (26.4)
    Increase in costs incurred on turnkey
      drilling contracts in progress                           (2.2)         -
    Increase in other current assets                           (4.6)      (5.3)
    Increase in accounts payable                               29.3        9.4
    Increase in other accrued liabilities                        .6        4.1
    Other, net                                                   .8       (2.6)
                                                            -------     ------
    Net cash flow provided by operating activities            125.8       37.3

Cash flows from investing activities:
  Capital expenditures                                       (134.2)     (27.7)
  Purchases of held-to-maturity securities                    (19.1)     (53.1)
  Proceeds from maturities of held-to-maturity securities      46.6       58.2
  Proceeds from sales of properties and equipment                .9        3.0
                                                            -------     ------
    Net cash flow used in investing activities               (105.8)     (19.6)

Cash flows from financing activities:
  Proceeds from exercise of employee stock options              5.0        4.1
  Reductions of long-term debt                                 (1.1)         -
  Payment on capital lease obligation                           (.2)         -
                                                            -------     ------
    Net cash flow provided by financing activities              3.7        4.1
                                                            -------     ------
Increase in cash and cash equivalents                          23.7       21.8

Cash and cash equivalents at beginning of period               92.9       33.2
                                                            -------     ------
Cash and cash equivalents at end of period                  $ 116.6     $ 55.0
                                                            =======     ======



           See notes to condensed consolidated financial statements.

                        GLOBAL MARINE INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1997

Note 1 - General

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassfications were made to the prior-year periods to conform to the current-period presentation.

The term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to the Company's consolidated subsidiaries.

Note 2 - Net Income per Share

Primary and fully diluted net income per common share were computed by dividing net income by the weighted average number of common shares outstanding and, if their effect was material, common share equivalents, which primarily consisted of outstanding employee stock options. Common share equivalents were excluded from the computation of primary earnings per share for all periods presented because their effect was not material.

Primary net income per common share for the three and six months ended June 30, 1997, was based on 170,744,743 and 170,394,235 weighted average shares, respectively. Fully diluted net income per common and common equivalent share was based on 176,553,555 and 176,527,077 shares for the three and six months ended June 30, 1997, respectively.

Primary net income per common share for the three and six months ended June 30, 1996, was based on 167,500,220 and 167,158,732 shares, respectively. Fully diluted net income per common and common equivalent share was based on 175,028,029 and 174,353,401 shares for the three and six months ended June 30, 1996, respectively.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which sets forth new standards for computing and presenting earnings per share. The Company will be required to adopt the new standards in the fourth quarter of 1997 and to restate prior periods for comparative purposes. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share.

Note 3 - Offer to Purchase Senior Secured Notes

The terms of the indenture governing the Company's 12-3/4% Senior Secured Notes due 1999 (the "Notes") require the Company to offer to purchase Notes in amounts based on cash flow for the previous calendar year. On February 3, 1997, the Company offered to purchase up to $55.3 million aggregate principal amount of Notes. Under the terms of the offer, which expired on March 4, 1997, holders had the right to require the Company to repurchase Notes for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest. Upon expiration of the offer in March, the Company purchased all of the Notes tendered in response to the offer, resulting in a total payment by the Company of $1.1 million. Cash and marketable securities totaling $54.2 million, which previously were restricted from use for general corporate purposes, became unrestricted upon termination of the offer.

Note 4 - Income Taxes

As previously reported, under SFAS No. 109, "Accounting for Income Taxes," the Company is required to recognize the future tax benefits of net operating loss ("NOL") carryforwards if it is "more likely than not" that they will be realized on future tax returns. In the first and second quarters of 1997, the Company increased the recognized amount of future tax benefits of the Company's unused NOL carryforwards. The adjustments were required because income for the first and second quarters of 1997 was higher than previously estimated, and, with the passage of time, the Company is able to project future earnings more accurately. The amounts of additional tax benefits recognized were partially offset by the tax effect of NOL carryforwards used during the periods. The net effect of the adjustments was a credit to the deferred income tax provision in the amount of $30.0 million in the first quarter of 1997 and $25.0 million in the second quarter of 1997.

At December 31, 1996, the Company had $1.1 billion of NOL carryforwards for tax purposes expiring in various amounts between 2001 and 2009. At June 30, 1997, the Company had approximately $591 million of unrecognized NOL carryforwards for book purposes. These unrecognized NOL carryforwards would result in future tax benefits of approximately $207 million if fully recognized. The Company will continue to reevaluate its ability to utilize its NOL carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments to deferred income tax expense. Should present industry conditions continue, material adjustments would be likely in the third and/or fourth quarter of 1997 to increase the recognized amount of deferred tax benefits.
The Company will continue to charge to deferred income tax expense the benefits of NOL carryforwards used in future quarters. The future earnings impact could be positive or negative, depending on the net result of such adjustments and charges.

Note 5 - Subsequent Events

On July 15, 1997, the Company amended and restated its revolving credit facility with a group of major banks increasing its credit limit to $250 million from $100 million. On July 22, 1997, the Company purchased two deep-water offshore drilling rigs for a combined purchase price of $250 million. The Company borrowed $200 million under its revolving credit facility at a current annual interest rate of 6.4375 percent and used $50 million of cash on hand to acquire the rigs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Summary

Operating income was $66.9 million for the second quarter of 1997 as compared to $32.4 million for the prior-year second quarter. For the six months ended June 30, 1997, operating income was $124.3 million as compared to $53.4 million for the six months ended June 30, 1996. Operating results improved primarily due to higher contract drilling dayrates, an increase in the number of turnkey wells completed, and higher turnkey profit margins. Data relating to the Company's operations by business segment follows:


                                Three Months Ended June 30,    Six Months Ended June 30,
                                ---------------------------   --------------------------
                                                 Percentage                   Percentage
                                 1997     1996     Change      1997     1996    Change
                                ------   ------  ----------   ------   ------  ---------
                                                 (dollars in millions)
Revenues:
  Contract drilling             $129.5   $ 86.2      50%      $241.5   $166.0     45%
  Drilling management            103.1     69.3      49%       202.1    112.1     80%
  Oil and gas                      1.4      4.9     (71%)        4.0      7.2    (44%)
  Less: Intersegment revenues     (0.9)    (0.5)     80%        (4.2)    (2.4)    75%
                                ------   ------               ------   ------
    Total revenues              $233.1   $159.9      46%      $443.4   $282.9     57%
                                ======   ======               ======   ======

Operating income:
  Contract drilling             $ 61.0   $ 26.7     128%      $108.2   $ 50.0    116%
  Drilling management             11.0      8.1      36%        24.9      8.9    180%
  Oil and gas                      0.3      3.0     (90%)        1.6      3.8    (58%)
  Corporate expenses              (5.4)    (5.4)      -        (10.4)    (9.3)    12%
                                ------   ------               ------   ------
    Total operating income      $ 66.9   $ 32.4     106%      $124.3   $ 53.4    133%
                                ======   ======               ======   ======


Net income before deferred tax adjustments was $59.1 million for the quarter ended June 30, 1997 as compared with $24.1 million for the quarter ended June 30, 1996. For the first half of 1997, net income before the deferred tax adjustments was $107.9 million as compared with net income of $39.0 million for the first half of 1996. The Company recorded noncash net credit adjustments to deferred income taxes during the three and six months ended June 30, 1997 in the amounts of $25.0 million and $55.0 million, respectively. As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, SFAS No. 109 requires that the Company periodically reevaluate the amount of the future tax benefits of net operating loss carryforwards recognized in its financial statements and make corresponding adjustments.

Since year-end 1996, strong demand has caused industry dayrates to increase in all geographic markets in which the Company operates, and the market for drilling management services has continued to expand.

In July 1997 the Company completed the purchase of two deep-water, third-generation semisubmersible drilling rigs, the Maersk Vinlander and the Maersk Jutlander, for a combined purchase price of $250 million. The Vinlander is currently operating in the North Sea's U.K. sector under a bareboat charter through January 1998, and the Jutlander is operating in the North Sea's Norwegian sector under a bareboat charter through December 2000. The Company's deep-water fleet will total seven rigs after the addition of these two units, the scheduled completion of the Glomar Celtic Sea's conversion in the fourth quarter of 1997, and the scheduled completion of the Glomar Explorer's conversion in the first quarter of 1998.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:


                                      Three Months Ended June 30,   Six Months Ended June 30,
                                      ---------------------------   -------------------------
                                                       Percentage                  Percentage
                                       1997     1996     Change      1997    1996    Change
                                      ------   ------  ----------   ------  ------ ----------
Contract drilling revenues by area
  (in millions): (1)
    Gulf of Mexico                   $  58.7  $  30.9      90%     $ 106.4  $  60.2     77%
    West Africa                         47.1     26.7      76%        91.4     47.9     91%
    North Sea                           20.3     23.7     (14%)       40.2     45.0    (11%)
    Other                                3.4      4.9     (31%)        3.5     12.9    (73%)
                                     -------  -------              -------  -------
                                     $ 129.5  $  86.2      50%     $ 241.5  $ 166.0     45%
                                     =======  =======              =======  =======

Average rig utilization (2)              99%      96%                  98%      98%

Average dayrate                      $53,100  $36,400              $50,300  $34,400


--------------------
(1)  Includes revenues earned from affiliates.
(2) Excludes the Glomar Beaufort Sea I concrete island drilling system, a special-purpose mobile offshore rig designed for arctic operations.
     Also excludes the Glomar Explorer and Glomar Celtic Sea, which are being converted to drilling rigs from other uses.

Of the $43.3 million increase in contract drilling revenues for the three months ended June 30, 1997 as compared with the comparable quarter of 1996, $39.0 million was attributable to increases in dayrates, $3.9 million was attributable to higher rig utilization, and $0.4 million was attributable to an increase in non-dayrate revenue. All of the $75.5 million increase in contract drilling revenues for the first half of 1997 as compared with the first half of 1996 was attributable to higher dayrates.

Other factors which have affected the Company's 1997 revenues from certain geographical areas include the mobilization of one jackup from the Gulf of Mexico to Trinidad in June 1997, one semisubmersible from the North Sea to the Gulf of Mexico in December 1996, and four rigs to West Africa in 1996, including one jackup from the U.S. Gulf of Mexico, one jackup from Abu Dhabi, one jackup from Trinidad, and one drillship from the Middle East.

The operating profit margin for contract drilling operations for the three and six months ended June 30, 1997 increased to 47 percent and 45 percent, respectively, from 31 percent and 30 percent for the comparable prior-year periods. The increase in operating profit margin was due to higher 1997 dayrates. Operating expenses increased by $9.0 million and $17.3 million for the three and six months ended June 30, 1997, respectively, due to, among other factors, a higher payout in 1997 with respect to two of three rigs under a net revenue-sharing arrangement with Transocean Drilling AS, higher depreciation expense, the commencement of a drilling contract in West Africa in the second quarter of 1996 for a rig which was operated by a third-party for most of the first half of 1996 under a management contract with the Company, and general price-level increases.

As of August 6, 1997, eleven of the Company's rigs were located in the U.S. Gulf of Mexico, ten were offshore West Africa, four were in the North Sea, one was offshore Trinidad and one was offshore California. In addition, one rig, the Glomar Labrador I, is being mobilized from the North Sea to offshore Argentina where it is scheduled to begin drilling in late August under a twelve-month contract, and another rig, the previously inactive Glomar Beaufort Sea I concrete island drilling system, is preparing to drill offshore Alaska under a 30-day contract in late 1997. Substantially all of the costs of both mobilizations will be reimbursed by the customers. At August 6, 1997, all 29 of the Company's active rigs were under contract.

The Glomar Celtic Sea and the Glomar Explorer are scheduled to begin operations in the Gulf of Mexico in the fourth quarter of 1997 and the first quarter of 1998, respectively, after conversions are completed.

The Company anticipates that contracts on 7 of the Company's 29 rigs under contract as of August 6, 1997 will expire at varying times on or prior to October 31, 1997. Over the past several months, the terms of deep-water drilling contracts for semisubmersibles and drillships have lengthened as oil and gas operators have attempted to lock in the availability of rigs to carry out deep-water projects. The drilling market for jackup rigs in shallow waters, however, particularly in the U.S. Gulf of Mexico, continues to be characterized by short-term, well-to-well contracts. Short-term contracts for jackup rigs have been typical in the industry for the past decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions and consistent with the normal course of business. The Company's strategy has been to employ its rigs on short-term contracts in periods of rising dayrates, enabling the Company to contract at higher dayrates as existing contracts expire.

Drilling Management Services

Drilling management revenues increased by $33.8 million to $103.1 million in the second quarter of 1997 from $69.3 million in the second quarter of 1996. Operating income increased by $2.9 million to $11.0 million in the second quarter of 1997 from $8.1 million in the second quarter of 1996. The increase in revenues consisted of a $13.2 million increase attributable to an increase in the number of turnkey wells drilled, from 22 in the second quarter of 1996 to 26 in the second quarter of 1997, an $11.6 million increase attributable to higher average turnkey revenues per well, and a $9.0 million increase attributable to daywork and other revenues.

Operating income from drilling management services as a percentage of drilling management revenues decreased slightly to 11 percent for the second quarter of 1997 from 12 percent for the second quarter of 1996. The Company incurred losses totaling $1.1 million on two wells in the second quarter of 1997, compared to losses totaling $0.7 million on two wells in the second quarter of 1996.

Drilling management revenues increased by $90.0 million to $202.1 million in the first six months of 1997 from $112.1 million in the first six months of 1996. Operating income increased by $16.0 million to $24.9 million in the first half of 1997 from $8.9 million in the first half of 1996. The increase in revenues for the period consisted of a $55.9 million increase attributable to an increase in the number of wells drilled, from 35 in the first half of 1996 to 53 in the first half of 1997, a $21.8 million increase attributable to daywork and other revenues, and a $12.3 million increase attributable to higher average turnkey revenues per well.

Operating income from drilling management services as a percentage of drilling management revenues increased to 12 percent for the first six months of 1997 from 8 percent for the first six months of 1996. The increase in profit margin was attributable in part to the higher average turnkey revenues per well and increased drilling efficiencies in 1997. The Company incurred losses totaling $1.3 million on three wells in the first six months of 1997, compared to losses totaling $2.2 million on four wells in the first six months of 1996. Due to risks inherent in turnkey drilling operations, the Company is not able to predict if it will be able to maintain the higher profit margins in the future.

Other Income and Expense

General and administrative expenses for the six months ended June 30, 1997 increased by $1.0 million as compared with the comparable prior-year period. Most of the increase in 1997 was attributable to costs of a stock-based employee compensation plan, which costs are based in part on changes in the market price of the Company's common stock.

Interest expense for the three and six months ended June 30, 1997 increased by $0.5 million and $1.0 million, respectively, from the comparable prior-year periods primarily due to interest expensed on the Glomar Explorer capital lease.

Interest capitalized for the three and six months ended June 30, 1997 increased by $4.9 million and $8.2 million, respectively, as compared with the comparable prior-year periods, as a result of interest capitalized in connection with the conversions of the Glomar Celtic Sea and Glomar Explorer.

Interest income for the three and six months ended June 30, 1997 increased by $0.4 million and $1.0 million, respectively, from the comparable prior-year periods due to larger cash investments and higher interest rates earned thereon.

The Company recognized a gain of $1.1 million on the sale of two oil and gas properties in the first quarter of 1996.

The current provision for income taxes for the three and six months ended June 30, 1997 and 1996 was significantly lower than the U.S. statutory rate of 35 percent due to the Company's use of its net operating loss carryforwards for U.S. federal income tax purposes. The current tax provision primarily consisted of income taxes applicable to foreign countries in which the Company had no NOL carryforwards.

As previously reported, under SFAS No. 109, "Accounting for Income Taxes," the Company is required to recognize the future tax benefits of NOL carryforwards if it is "more likely than not" that they will be realized on future tax returns. In the first and second quarters of 1997, the Company increased the recognized amount of future tax benefits of the Company's unused NOL carryforwards. The adjustments were required because income for the first and second quarters of 1997 was higher than previously estimated, and, with the passage of time, the Company is able to project future earnings more accurately. The amounts of additional tax benefits recognized were partially offset by the tax effect of NOL carryforwards used during the periods. The net effect of the adjustments was a credit to the deferred income tax provision in the amount of $30.0 million in the first quarter of 1997 and $25.0 million in the second quarter of 1997.

At December 31, 1996, the Company had $1.1 billion of NOL carryforwards for tax purposes expiring in various amounts between 2001 and 2009. At June 30, 1997, the Company had approximately $591 million of unrecognized NOL carryforwards for book purposes. These unrecognized NOL carryforwards would result in future tax benefits of approximately $207 million if fully recognized. The Company will continue to reevaluate its ability to utilize its NOL carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments to deferred income tax expense. Should present industry conditions continue, material adjustments would be likely in the third and/or fourth quarter of 1997 to increase the recognized amount of deferred tax benefits.
The Company will continue to charge to deferred income tax expense the benefits of NOL carryforwards used in future quarters. The future earnings impact could be positive or negative, depending on the net result of such adjustments and charges.

In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which sets forth new standards for computing and presenting earnings per share. The Company will be required to adopt the new standards in the fourth quarter of 1997 and to restate prior periods for comparative purposes. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

Capitalized words in the following discussion that are not defined herein are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

For the six months ended June 30, 1997, $125.8 million of cash flow was provided by operating activities, $27.5 million was provided by maturities of marketable securities (net of purchases), $5.0 million was provided from exercises of employee stock options, and $134.2 million was used for capital expenditures. For the comparable prior-year period, cash flow provided by operating activities totaled $37.3 million, proceeds from maturities of marketable securities (net of purchases) totaled $5.1 million, exercises of employee stock options provided $4.1 million, and sales of properties and equipment provided $3.0 million. From these amounts, $27.7 million was used for capital expenditures.

On July 15, 1997, the Company amended and restated its revolving credit facility increasing its credit limit to $250 million from $100 million. On July 22, 1997, the Company purchased the Maersk Vinlander and the Maersk Jutlander, two third-generation semisubmersible drilling rigs, for a combined purchase price of $250 million. The Company borrowed $200 million under its revolving credit facility at a current annual interest rate of 6.4375 percent and used $50 million of cash on hand to acquire the rigs.

Other capital expenditures for the full year 1997 are anticipated to be $312 million, including $137 million for the conversion of the Glomar Explorer, $114 million for the conversion of the Glomar Celtic Sea, $38 million for improvements to the remainder of the drilling fleet, $20 million for capitalized interest, and $3 million for other expenditures.

The Company currently intends to retire the remaining $223.9 million principal amount of its 12-3/4% Senior Secured Notes in December 1997, at a price of 102 percent of principal, as permitted under the indenture governing the Notes. If the Notes are retired in December, the Company would record an extraordinary loss of approximately $6.8 million in the fourth quarter of 1997.

As of June 30, 1997, the Company had $116.6 million in cash, cash equivalents and marketable securities, including $50 million which the Company paid in July to purchase the Vinlander and Jutlander and $2.8 million which was restricted from use for general corporate purposes. As of December 31, 1996, the Company had $120.4 million in cash, cash equivalents and marketable securities.

The Company believes that it will be able to meet all of its current obligations, capital expenditure requirements and scheduled debt service from its cash flow from operations and its cash, cash equivalents and marketable securities. If, however, the Company retires the Notes as planned in December, substantially all of the required amount would be financed through debt.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 6, 1997. At the meeting, two directors were elected by a vote of holders of Common Stock, $.10 par value per share, as outlined in the Company's Proxy Statement relating to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (iii) each of such nominees was elected. The following numbers of votes were cast as to the director nominees:
Edward J. Campbell, 156,501,040 votes for and 352,733 votes withheld; and John
M. Galvin, 156,496,074 votes for and 357,699 votes withheld. In addition, a vote was taken on ratification of the appointment of Coopers & Lybrand L.L.P. as independent certified public accountants of the Company and its subsidiaries for 1997, with 156,345,008 votes being cast for ratification, 119,795 votes being cast against ratification, and 388,970 abstentions and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1 Letter Severance Agreement dated February 20, 1996, between the Company and an executive officer.

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

    99.1 Amended and Restated Credit Agreement among Global Marine Inc., Various Lending Institutions, Bankers Trust Company as Administrative Agent, Societe Generale as Managing Agent, and Christiania Bank OG Kreditkasse ASA New York Branch, Credit Lyonnais New York Branch, and the Bank of Nova Scotia as Co-Agents, Amended and Restated as of July 15, 1997.

    99.2 Ratification Agreement dated July 15, 1997, by the Guarantor Subsidiaries in Favor of Bankers Trust Company as Administrative Agent.

(b) Reports on Form 8-K

    The Company did not file any Reports on Form 8-K during the second quarter of 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GLOBAL MARINE INC.
                                    (Registrant)


Dated:  August 7, 1997          /s/ Thomas R. Johnson
                                ---------------------------------
                                Thomas  R. Johnson
                                Vice President and Corporate Controller
                                (Duly Authorized Officer and Principal
                                Accounting Officer of the Registrant)