Form 10-Q
period 1997-09-30
GLOBAL MARINE INC
filed 1997-11-12
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


              (Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

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

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of October 31, 1997 was 172,169,969.

                         GLOBAL MARINE INC.
                  TABLE OF CONTENTS TO FORM 10-Q
                 QUARTER ENDED SEPTEMBER 30, 1997

                                                                      Page
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

       Report of Independent Accountants                                 2

       Condensed Consolidated Statement of Operations for the
           three and nine months ended September 30, 1997 and 1996       3

       Condensed Consolidated Balance Sheet as of
           September 30, 1997 and December 31, 1996                      4

       Condensed Consolidated Statement of Cash Flows for the
           nine months ended September 30, 1997 and 1996                 6

       Notes to Condensed Consolidated Financial Statements              7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          10

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                             17

SIGNATURE                                                               18
                          _____________________

The statements regarding future performance and results and the other statements that are not historical facts contained in this report are forward-looking statements. The words "anticipate," "expect," "project," "estimate," "predict," "plan" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties including, but not limited to, changes in the markets for oil and gas and for offshore drilling rigs and the risks of doing business in changing markets, changes in the dates the Company's rigs undergoing conversion to drilling operations will enter service, changes in applicable tax laws, regulations and interpretations and the risk that tax rates to which the Company is subject could change from those anticipated, the risks involved in dealing with other parties, including the risk that other parties' commitments to the Company could be breached, and changing costs and other factors discussed herein and in the Company's other Securities and Exchange Commission filings. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of September 30, 1997, and the related condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
November 7, 1997

                GLOBAL MARINE INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (in millions, except per share amounts)

                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                 ------------------      -----------------
                                                  1997        1996        1997       1996
                                                 ------      ------      ------     ------

 Revenues:
  Contract drilling                               $167.3      $ 98.2     $405.1     $262.4
  Drilling management                              135.4        75.8      337.0      187.3
  Oil and gas                                        1.7         3.9        5.7       11.1
                                                  ------      ------     ------     ------
    Total revenues                                 304.4       177.9      747.8      460.8

Expenses:
   Contract drilling                                73.1        52.9      182.9      149.4
   Drilling management                             120.6        70.5      297.2      173.1
   Oil and gas                                        .9          .7        2.4        2.1
   Depreciation, depletion and amortization         16.2        10.6       37.6       30.8
   General and administrative                        5.9         4.3       15.7       13.1
                                                  ------      ------     ------     ------
      Total operating expenses                     216.7       139.0      535.8      368.5
                                                  ------      ------     ------     ------
      Operating income                              87.7        38.9      212.0       92.3

Other income (expense):
   Interest expense                                (10.9)       (7.9)     (27.0)     (23.0)
   Interest capitalized                              5.7          .7       13.9         .7
   Interest income                                   1.6         1.9        5.0        4.3
   Other                                               -         (.1)         -        1.0
                                                  ------      ------     ------     ------
      Total other income (expense)                  (3.6)       (5.4)      (8.1)     (17.0)
                                                  ------      ------     ------     ------
      Income before income taxes                    84.1        33.5      203.9       75.3

Provision (benefit) for income taxes:
   Current tax provision                             5.7         2.6       17.6        5.4
   Deferred tax benefit                            (15.0)          -      (70.0)         -
                                                  ------      ------     ------     ------
      Total provision (benefit) for income taxes    (9.3)        2.6      (52.4)       5.4
                                                  ------      ------     ------     ------
Net income                                        $ 93.4      $ 30.9     $256.3     $ 69.9
                                                  ======      ======     ======     ======

Net income per common share:
   Primary                                        $ 0.54      $ 0.18     $ 1.50     $ 0.42
                                                  ======      ======     ======     ======
   Fully diluted                                  $ 0.53      $ 0.18     $ 1.45     $ 0.40
                                                  ======      ======     ======     ======


                See notes to condensed consolidated financial statements.

               GLOBAL MARINE INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                      (dollars in millions)

                                                         September 30,    December 31,
                                                              1997            1996
                                                         -------------    ------------

Current assets:
 Cash and cash equivalents                                  $  190.6         $ 92.9
 Marketable securities                                            .2           27.5
                                                            --------         ------
    Total cash, cash equivalents and marketable securities     190.8          120.4
 Accounts receivable, net of allowances                        148.7          104.4
 Costs incurred on turnkey drilling contracts in progress       11.7           10.8
 Other current assets                                           13.4           10.9
                                                            --------         ------
    Total current assets                                       364.6          246.5

Properties and equipment:
 Rigs and drilling equipment, less accumulated
   depreciation of $258.4 and $224.4 at September 30,
    1997 and December 31, 1996, respectively                   618.2          374.1
 Construction in progress                                      281.7           97.8
 Oil and gas properties, full cost method, less
   accumulated depreciation, depletion and amortization
   of $30.8 and $31.1 at September 30, 1997 and
   December 31, 1996, respectively                               6.0            5.5
                                                            --------         ------
    Net properties and equipment                               905.9          477.4

 Future income tax benefits, net                               140.0           70.0
 Other assets                                                   18.7           13.9
                                                            --------         ------
    Total assets                                            $1,429.2         $807.8
                                                            ========         ======



    See notes to condensed consolidated financial statements.

               GLOBAL MARINE INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                      (dollars in millions)

                                                       September 30,     December 31,
                                                            1997             1996
                                                       -------------     ------------

Current liabilities:
  Accounts payable                                       $   92.0             $ 53.5
  Accrued compensation and related employee costs            22.6               19.0
  Accrued interest                                            9.2                1.2
  Accrued claims and allowances                               3.4                2.1
  Accrued income taxes                                        8.3                4.4
  Other accrued liabilities                                   9.9                7.4
                                                          -------             ------
     Total current liabilities                              145.4               87.6

12-3/4% Senior Secured Notes due 1999                       223.9              225.0
7-1/8% Notes due 2007                                       299.3                  -
Capital lease obligation                                     17.6               16.6
Other long-term liabilities                                  14.8               19.5

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million
    shares authorized, no shares issued or outstanding          -                  -
  Common stock, $0.10 par value, 300 million shares
    authorized, 172,111,358 shares and 169,440,569
    shares issued and outstanding at September 30, 1997
    and December 31, 1996, respectively                      17.2               16.9
  Additional paid-in capital                                287.0              274.5
  Retained earnings                                         424.0              167.7
                                                         --------             ------
        Total shareholders' equity                          728.2              459.1
                                                         --------             ------
            Total liabilities and shareholders' equity   $1,429.2             $807.8
                                                         ========             ======



    See notes to condensed consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (in millions)
                                                             Nine Months Ended
                                                                September 30,
                                                            ------------------
                                                             1997        1996
                                                            ------      ------
  Cash flows from operating activities:
    Net income                                            $  256.3      $ 69.9
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Deferred tax benefit                                 (70.0)          -
        Depreciation, depletion and amortization              37.6        30.8
        Gain on sale of oil and gas properties                   -        (1.1)
        Increase in accounts receivable                      (45.3)      (38.8)
        Increase in costs incurred on turnkey
          drilling contracts in progress                       (.9)       (8.1)
        Increase in other current assets                      (2.5)       (7.8)
        Increase in accounts payable                          38.5        24.9
        Increase in accrued interest                           8.0         7.2
        Increase in other accrued liabilities                 12.6        10.4
        Other, net                                            (3.4)       (2.0)
                                                          --------      ------
          Net cash flow provided by operating activities     230.9        85.4

Cash flows from investing activities:
  Capital expenditures                                      (467.5)      (36.9)
  Purchases of held-to-maturity securities                   (19.3)      (62.8)
  Proceeds from maturities of held-to-maturity securities     46.6        80.6
  Proceeds from sales of properties and equipment              1.4         3.2
                                                           -------      ------
        Net cash flow used in investing activities          (438.8)      (15.9)

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                 499.3           -
    Reductions of long-term debt                            (201.1)          -
    Proceeds from exercise of employee stock options           9.6         6.7
    Debt issue costs                                          (2.0)          -
    Payment on capital lease obligation                        (.2)          -
                                                           -------      ------
        Net cash flow provided by financing activities       305.6         6.7
                                                           -------      ------
Increase in cash and cash equivalents                         97.7        76.2
Cash and cash equivalents at beginning of period              92.9        33.2
                                                           -------      ------
Cash and cash equivalents at end of period                 $ 190.6      $109.4
                                                           =======      ======

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

Note 2 - Offer to Purchase Senior Secured Notes

The terms of the indenture governing the Company's 12-3/4% Senior Secured Notes due 1999 (the "Senior Secured Notes") require the Company to offer to purchase Senior Secured Notes in amounts based on cash flow for the previous calendar year. On February 3, 1997, the Company offered to purchase up to $55.3 million aggregate principal amount of Senior Secured Notes. Under the terms of the offer, which expired on March 4, 1997, holders had the right to require the Company to repurchase Senior Secured Notes for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest.
Upon expiration of the offer in March, the Company purchased all of the Senior Secured Notes tendered in response to the offer, resulting in a total payment by the Company of $1.1 million. Cash and marketable securities totaling $54.2 million, which previously were restricted from use for general corporate purposes, became unrestricted upon termination of the offer.

The Company has elected to redeem the entire $223.9 million principal amount of its outstanding Senior Secured Notes on December 15, 1997, at a price of 102 percent of principal plus accrued and unpaid interest. The total required cash payment will approximate $243 million, which will be funded with approximately $125 million to be drawn under the revolving credit facility (see Note 3) and cash on hand. The Company will record an extraordinary pretax loss of approximately $6.9 million in the fourth quarter of 1997 when the notes are redeemed.

Note 3 - Purchase of Maersk Jutlander and Maersk Vinlander

On July 15, 1997, the Company amended and restated its revolving credit facility with a group of major banks increasing its credit limit to $250 million from $100 million. On July 22, 1997, the Company purchased two deep-water offshore drilling rigs, the Maersk Jutlander and Maersk Vinlander, for a combined purchase price of $250 million. The Company borrowed $200 million under its revolving credit facility at an annual interest rate of 6.4375% and used $50 million of cash on hand to pay the rigs' purchase price.

Note 4 - Issuance of 7-1/8% Notes

On September 15, 1997, the Company issued $300 million of 7-1/8% Notes due 2007 (the "7-1/8% Notes") and received cash proceeds of $299.3 million. The Company used $200 million of the proceeds to pay all amounts outstanding under the revolving credit facility and will use the remainder of the proceeds, together with amounts drawn under the credit facility, to redeem the Senior Secured Notes on December 15, 1997. Interest on the 7-1/8% Notes will be payable on March 1 and September 1 of each year. The Company may redeem the 7-1/8% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, plus a premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the notes.
The indenture relating to the 7-1/8% Notes contains limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions.

Note 5 - Income Taxes

The Company's effective tax rate for financial reporting purposes for the three and nine months ended September 30, 1996 approximated 8 percent, which was significantly lower than the U.S. statutory rate of 35 percent, due to the Company's use of net operating loss ("NOL") carryforwards to reduce its federal income tax liability. The Company's effective tax rate for financial reporting purposes for the three and nine months ended September 30, 1997 was a net credit of approximately 11 percent and 27 percent, respectively, due to the Company's recognition during the periods of the future tax benefits of a significant portion of its unused NOL carryforwards as discussed below.

As previously reported, under SFAS No. 109, "Accounting for Income Taxes," the Company is required to recognize the future tax benefits of unused net operating loss carryforwards if it is "more likely than not" that they will be utilized on future tax returns. In each of the first three quarters of 1997, the Company increased the recognized amount of future tax benefits of the Company's unused NOL carryforwards. The adjustments were required because income for the first three quarters of 1997 was higher than previously estimated, and, with the passage of time, the Company was able to project future earnings more accurately. The amounts of additional tax benefits recognized in the first three quarters of 1997 were partially offset by the tax effect of NOL carryforwards that will be used to reduce the Company's 1997 U.S. federal income tax liability. The net effect of the 1997 adjustments was a credit to the deferred income tax provision in the amount of $30.0 million in the first quarter, $25.0 million in the second quarter, and $15.0 million in the third quarter.

Note 6 - Net Income per Share

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

Primary net income per common share for the three and nine months ended September 30, 1997, was based on 171,679,175 and 170,822,548 weighted average shares, respectively. Fully diluted net income per common and common equivalent share was based on 177,375,673 and 176,848,962 shares for the three and nine months ended September 30, 1997, respectively.

Primary net income per common share for the three and nine months ended September 30, 1996, was based on 168,188,517 and 167,501,994 shares, respectively. Fully diluted net income per common and common equivalent share was based on 175,524,946 and 174,770,904 shares for the three and nine months ended September 30, 1996, respectively.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which sets forth new standards for computing and presenting earnings per share.
The Company will adopt the new standards in the fourth quarter of 1997, the earliest date permitted, and will be required to restate prior periods presented for comparative purposes. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Summary

Operating income was $87.7 million for the third quarter of 1997 as compared to $38.9 million for the prior-year third quarter. For the nine months ended September 30, 1997, operating income was $212.0 million as compared to $92.3 million for the nine months ended September 30, 1996. Operating results improved primarily due to higher contract drilling dayrates, an increase in the number of turnkey wells completed, and higher turnkey profit margins. Data relating to the Company's operations by business segment follows:

                                Three Months Ended September 30,     Nine Months Ended September 30,
                                --------------------------------     -------------------------------
                                                     Percentage                           Percentage
                                 1997        1996      Change         1997         1996     Change
                                ------      ------    ----------     ------       ------  ----------
                                                         (dollars in millions)
Revenues:
  Contract drilling              $168.9     $ 99.4       70%          $410.4      $265.4      55%
  Drilling management             135.9       76.1       79%           338.0       188.2      80%
  Oil and gas                       1.7        3.9      (56%)            5.7        11.1     (49%)
  Less: Intersegment revenues      (2.1)      (1.5)      40%            (6.3)       (3.9)     62%
                                 ------     ------                    ------      ------
      Total revenues             $304.4     $177.9       71%          $747.8      $460.8      62%
                                 ======     ======                    ======      ======

Operating income:
  Contract drilling              $ 79.1     $ 36.1      119%          $187.3      $ 86.1     118%
  Drilling management              14.6        5.3      175%            39.5        14.2     178%
  Oil and gas                       0.2        2.1      (90%)            1.8         5.9     (69%)
  Corporate expenses               (6.2)      (4.6)      35%           (16.6)      (13.9)     19%
                                 ------     ------                    ------      ------
      Total operating income     $ 87.7     $ 38.9      125%          $212.0      $ 92.3     130%
                                 ======     ======                    ======      ======

Net income before deferred tax adjustments was $78.4 million for the quarter ended September 30, 1997 as compared with net income of $30.9 million for the quarter ended September 30, 1996. For the first nine months of 1997, net income before the deferred tax adjustments was $186.3 million as compared with net income of $69.9 million for the first nine months of 1996. The Company recorded noncash net credit adjustments to deferred income taxes during the three and nine months ended September 30, 1997 in the amounts of $15.0 million and $70.0 million, respectively. As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996,
SFAS No. 109 requires that the Company periodically reevaluate the amount of the future tax benefits of net operating loss carryforwards required to be recognized in its financial statements and make corresponding adjustments.

Since year-end 1996, strong demand for contract drilling services has caused industry dayrates for offshore rigs to increase in all geographic markets in which the Company operates, and the market for drilling management services has remained firm.

In July 1997 the Company completed the purchase of two deep-water, third-generation semisubmersible drilling rigs, the Maersk Vinlander and the Maersk Jutlander, for a combined purchase price of $250 million. The Vinlander, which will be renamed the Glomar North Sea, is currently operating in the U.K. sector of the North Sea under a bareboat charter expiring in the first quarter of 1998, and the Jutlander is operating in the Norwegian sector of the North Sea under a bareboat charter through December 2000. The Company's deep-water fleet will total seven rigs with the addition of these two rigs and the conversion of two other rigs to offshore drilling units from other uses. The two rigs undergoing conversion are the Glomar Celtic Sea and Glomar Explorer, which are scheduled to enter service in the first quarter of 1998.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                    --------------------------------     -------------------------------
                                                          Percentage                          Percentage
                                      1997        1996      Change         1997      1996       Change
                                     ------      ------   ----------      ------    ------    ----------

Contract drilling revenues by area
  (in millions): (1)
    Gulf of Mexico                   $  63.1     $  34.3        84%       $  169.5    $  94.5      79%
    West Africa                         50.5        41.4        22%          141.9       89.3      59%
    North Sea                           24.6        23.7         4%           64.8       68.7      (6%)
    Other                               30.7           -         -            34.2       12.9     165%
                                     -------     -------                  --------    -------
                                     $ 168.9     $  99.4        70%       $  410.4    $ 265.4      55%
                                     =======     =======                  ========    =======

Average rig utilization (2)               99%         98%                       99%        98%

Average dayrate                      $59,300     $40,400                   $53,400    $36,400

--------------------
(1)   Includes revenues earned from affiliates.
(2) Excludes the Glomar Beaufort Sea I concrete island drilling system, a special-purpose mobile offshore rig designed for arctic operations. Also excludes the Glomar Explorer and Glomar Celtic Sea, which are being converted to drilling rigs from other uses.

Of the $69.5 million increase in contract drilling revenues for the three months ended September 30, 1997 as compared with the comparable quarter of 1996, $54.0 million was attributable to increases in dayrates, $8.9 million was attributable to an increase in non-dayrate revenue, $4.2 million was attributable to the two deep-water rigs purchased in July 1997, and $2.4 million was attributable to higher rig utilization. Of the $145.0 million increase in contract drilling revenues for the first nine months of 1997 as compared with the first nine months of 1996, $130.0 million was attributable to higher dayrates, $9.5 million was attributable to an increase in non-dayrate revenue, $4.2 million was attributable to the two deep-water rigs purchased in July 1997, and $1.3 million was attributable to higher rig utilization.

The mobilization of rigs between the geographic areas shown in the above table also affected each area's revenues over the periods indicated. Specifically, the Company mobilized one jackup from the North Sea to offshore Argentina in September 1997, one jackup from West Africa to California in July 1997, one jackup from the Gulf of Mexico to Trinidad in June 1997, one semisubmersible from the North Sea to the Gulf of Mexico in December 1996, and four rigs to West Africa in 1996, including one jackup from the U.S. Gulf of Mexico, one jackup from Abu Dhabi, one jackup from Trinidad, and one drillship from the Middle East.

The operating profit margin for contract drilling for the three and nine months ended September 30, 1997 increased to 47 percent and 46 percent, respectively, from 36 percent and 32 percent for the comparable prior-year periods. The increase in operating profit margin was primarily due to higher 1997 dayrates. Operating expenses increased for the three and nine months ended September 30, 1997 by $26.5 million and $43.8 million, respectively, due to higher depreciation expense, higher labor expense, a higher payout in 1997 with respect to two of three rigs under a net revenue-sharing arrangement with Transocean Drilling AS, higher mobilization expense, and general price-level increases, among other factors.

As of October 31, 1997, eleven of the Company's rigs were located in the U.S. Gulf of Mexico, ten were offshore West Africa, four were in the North Sea, one was offshore Argentina, one was offshore Trinidad, and one was offshore California. In addition, the previously inactive Glomar Beaufort Sea I concrete island drilling system is preparing to drill offshore Alaska under a 30-day contract in November 1997. At October 31, 1997, all 29 of the Company's active rigs were under contract.

The Glomar Celtic Sea and the Glomar Explorer are scheduled to begin operations in the Gulf of Mexico in the first quarter of 1998 after completion of their conversion to drilling rigs from other uses.

The Company anticipates that contracts on 10 of the Company's 29 rigs under contract as of October 31, 1997 will expire at varying times on or prior to January 31, 1998. Over the past several months, the terms of deep-water drilling contracts for semisubmersibles and drillships have lengthened as oil and gas operators have attempted to lock in the availability of rigs to carry out deep-water projects. The drilling market for jackup rigs in shallow waters, however, particularly in the U.S. Gulf of Mexico, continues to be characterized by short-term, well-to-well contracts. Short-term contracts for jackup rigs have been typical in the industry for the past decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions and consistent with the normal course of business. The Company's strategy has been to employ its rigs on short-term contracts in periods of rising dayrates, enabling the Company to contract at higher dayrates as existing contracts expire.

Drilling Management Services

Drilling management revenues increased by $59.8 million to $135.9 million in the third quarter of 1997 from $76.1 million in the third quarter of 1996. Operating income increased by $9.3 million to $14.6 million in the third quarter of 1997 from $5.3 million in the third quarter of 1996. The increase in revenues consisted of a $25.1 million increase attributable to higher average turnkey revenues per well, an $18.8 million increase attributable to daywork and other revenues, and a $15.9 million increase attributable to an increase in the number of turnkey wells drilled, from 22 in the third quarter of 1996 to 26 in the third quarter of 1997.

Operating income from drilling management services as a percentage of drilling management revenues increased to 11 percent for the third quarter of 1997 from 7 percent for the third quarter of 1996. The Company incurred losses totaling $0.6 million on one well in the third quarter of

1997, compared to losses totaling $3.7 million on five wells in the third quarter of 1996.

Drilling management revenues increased by $149.8 million to $338.0 million in the first nine months of 1997 from $188.2 million in the first nine months of 1996. Operating income increased by $25.3 million to $39.5 million in the first nine months of 1997 from $14.2 million in the first nine months of 1996. The increase in revenues for the period consisted of a $74.5 million increase attributable to an increase in the number of wells drilled, from 57 in the first nine months of 1996 to 79 in the first nine months of 1997, a $40.6 million increase attributable to daywork and other revenues, and a $34.7 million increase attributable to higher average turnkey revenues per well.

Operating income from drilling management services as a percentage of drilling management revenues increased to 12 percent for the first nine months of 1997 from 8 percent for the first nine months of 1996. The increase in profit margin was attributable in part to the higher average turnkey revenues per well and increased drilling efficiencies in 1997. The Company incurred losses totaling $1.5 million on three wells in the first nine months of 1997, compared to losses totaling $5.8 million on nine wells in the first nine months of 1996. Due to risks inherent in turnkey drilling operations, the Company can provide no assurance that it will be able to maintain the higher profit margins in the future.

Other Income and Expense

General and administrative expenses for the three and nine months ended September 30, 1997 increased by $1.6 million and $2.6 million, respectively, as compared with the comparable prior-year periods. Most of the increase in 1997 was attributable to charges required in connection with 1995 offers to sell Company stock at a nominal price to certain employees in 1998 if the Company meets certain earnings, cash flow and stock price targets over the years 1995 through 1997.

Interest expense for the three and nine months ended September 30, 1997 increased by $3.0 million and $4.0 million, respectively, from the comparable prior-year periods primarily due to interest on borrowings under the revolving credit facility and interest on the 7-1/8% Notes.

Interest capitalized for the three and nine months ended September 30, 1997 increased by $5.0 million and $13.2 million, respectively, as compared with the comparable prior-year periods, as a result of interest capitalized in connection with the conversions of the Glomar Celtic Sea and Glomar Explorer.

Interest income for the three months ended September 30, 1997 decreased by $0.3 million from the comparable prior-year period due to lower cash investments. Interest income for the nine months ended September 30, 1997 increased by $0.7 million from the comparable prior-year period due to larger cash investments and higher interest rates earned thereon.

The Company recognized a gain of $1.1 million on the sale of two oil and gas properties in the first quarter of 1996.

The Company's effective tax rate for financial reporting purposes for the three and nine months ended September 30, 1996 approximated 8 percent, which was significantly lower than the U.S. statutory rate of 35 percent, due to the Company's use of NOL carryforwards to reduce its federal income tax liability. The Company's effective tax rate for financial reporting purposes for the three and nine months ended September 30, 1997 was a net credit of approximately 11 percent and 27 percent, respectively, due to the Company's recognition during the periods of the future tax benefits of a significant portion of its unused NOL carryforwards as discussed below. The Company presently estimates that, if certain events more fully described below transpire, its effective tax rate for financial reporting purposes would be between 25 and 30 percent for 1998.

As previously reported, under SFAS No. 109, "Accounting for Income Taxes," the Company is required to recognize the future tax benefits of unused NOL carryforwards if it is "more likely than not" that they will be utilized on future tax returns. In each of the first three quarters of 1997, the Company increased the recognized amount of future tax benefits of the Company's unused NOL carryforwards. The adjustments were required because income for the first three quarters of 1997 was higher than previously estimated, and, with the passage of time, the Company was able to project future earnings more accurately. The amounts of additional tax benefits recognized in the first three quarters of 1997 were partially offset by the tax effect of the NOL carryforwards that will be used to reduce the Company's 1997 U.S.
federal income tax liability. The net effect of the 1997 adjustments was a credit to the deferred income tax provision in the amount of $30.0 million in the first quarter, $25.0 million in the second quarter, and $15.0 million in the third quarter.

The occurrence of two events could materially impact the amount of the tax provision reported in the fourth quarter of 1997 and future years. First, should present drilling market conditions continue, the Company expects to recognize in the fourth quarter the remainder of the future tax benefits of its unused NOL carryforwards and other deferred tax assets. Second, as part of the Company's strategy to increase its ability to respond to expanding opportunities in foreign markets, the Company intends to realign the ownership of its foreign operating assets within the Global Marine group. Future earnings of the realigned operations that are permanently reinvested outside the U.S. would be taxed at the applicable foreign rates, which the Company believes will be lower overall than the current U.S. statutory rate of 35 percent.

The effect of these two events on fourth quarter earnings for financial reporting purposes would be (i) a material credit to record the remainder of the unrecognized future tax benefits of NOL carryforwards and (ii) a material charge resulting from the use of a significant portion of the NOL carryforwards in 1997 as a result of the realignment of the ownership of foreign operating assets discussed above. Including the effect of the two events, should they both transpire, the Company estimates its total fourth quarter income tax provision will be between $45 and $60 million. This estimated provision consists of approximately $15 million of cash taxes with the remaining noncash portion of the provision to be charged to deferred income tax expense.

Should both of these events occur, the Company estimates its effective tax rate for financial reporting purposes would be between 25 and 30 percent for 1998. However, actual cash taxes are anticipated to remain significantly lower than the effective book tax rate as long as the

Company is able to use its NOL carryforwards to reduce its current U.S. federal income tax liability. The Company presently estimates it will have at December 31, 1997, approximately $0.4 billion of NOL carryforwards to shelter future income from U.S. taxes.

In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which sets forth new standards for computing and presenting earnings per share. The Company will adopt the new standards in the fourth quarter of 1997, the earliest date permitted, and will be required to restate prior periods presented for comparative purposes. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

Capitalized words in the following discussion that are not defined herein are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, or in the indenture governing the Company's 7-1/8% Notes.

For the nine months ended September 30, 1997, $230.9 million of cash flow was provided by operating activities, $27.3 million was provided by maturities of marketable securities (net of purchases), $9.6 million was provided from exercises of employee stock options, and $298.2 million was provided from the issuance of long-term debt (net of debt payments). From these amounts, $467.5 million was used for capital expenditures. For the comparable prior-year period, cash flow provided by operating activities totaled $85.4 million, proceeds from maturities of marketable securities (net of purchases) totaled $17.8 million, exercises of employee stock options provided $6.7 million, and sales of properties and equipment provided $3.2 million. From these amounts, $36.9 million was used for capital expenditures.

On July 15, 1997, the Company amended and restated its revolving credit facility increasing its credit limit to $250 million from $100 million. On July 22, 1997, the Company purchased the Maersk Vinlander and the Maersk Jutlander, two third-generation semisubmersible drilling rigs, for a combined purchase price of $250 million. The Company borrowed $200 million under its revolving credit facility at an annual interest rate of 6.4375% and used $50 million of cash on hand to pay the rigs' purchase price.

Other capital expenditures for the full year 1997 are anticipated to be $351 million, including $151 million for the conversion of the Glomar Celtic Sea, $130 million for the conversion of the Glomar Explorer, $45 million for improvements to the remainder of the drilling fleet, $21 million for capitalized interest, and $4 million for other expenditures.

On September 15, 1997, the Company issued $300 million of 7-1/8% Notes due 2007 (the "7-1/8% Notes") and received cash proceeds of $299.3 million. The Company used $200 million of the proceeds to pay all amounts outstanding under the revolving credit facility. Interest on the 7-1/8% Notes will be payable on March 1 and September 1 of each year. The Company may redeem the 7-1/8%
Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, plus a premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the notes. The indenture relating to the 7-1/8% Notes contains limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions.

The Company has elected to redeem the entire $223.9 million principal amount of its outstanding Senior Secured Notes on December 15, 1997, at a price of 102 percent of principal plus accrued and unpaid interest. The total required cash payment will approximate $243 million, which will be funded with approximately $125 million to be drawn under the revolving credit facility and cash on hand. The Company will record an extraordinary pretax loss of approximately $6.9 million in the fourth quarter of 1997 when the notes are redeemed.

The Company has an option with Harland & Wolff Shipbuilding and Heavy Industries Limited under which the Company may commit by December 1, 1997, to build a dynamically-positioned deep-water drillship. The drillship would cost approximately $300 million, which would be financed through a combination of draws under the Company's revolving credit facility and cash flow from operations. It is expected that the drillship would be placed into service in the fourth quarter of 1999. If the option to build the drillship is not exercised, the Company would pay cancellation fees and certain shipyard costs not to exceed a total of $2.5 million, in return for which the Company would receive the benefit of certain related engineering work. If the option is exercised, the Company would then have an option to build a second drillship. The Company is currently in discussions with major oil companies regarding long-term drilling contracts for one or both drillships but, in view of projected continuing strength in the deep-water drilling market, may commit to build one drillship even if no such contract is obtained by December 1.

As of September 30, 1997, the Company had $190.8 million in cash, cash equivalents and marketable securities, including $3.1 million which was restricted from use for general corporate purposes. As of December 31, 1996, the Company had $120.4 million in cash, cash equivalents and marketable securities.

Except for the redemption of the Senior Secured Notes in December and the purchase of the drillships in the event that the Company exercises its purchase options, the Company believes that it will be able to meet all of its current obligations, capital expenditure requirements and debt service from its cash flow from operations and its cash, cash equivalents and marketable securities.

As part of upgrading and expanding its rig fleet and other assets, the Company considers and pursues the acquisition of suitable additional rigs and other assets on an ongoing basis. If the Company decides to undertake an acquisition, the issuance of additional shares of stock or additional debt could be required.

The Company has a registration statement on Form S-3 for the proposed offering from time to time of (i) debt securities, which may be subordinated to other indebtedness of the Company, (ii)shares of preferred stock, $0.01 par value per share, and/or (iii) shares of common stock, $0.10 par value per share, for an aggregate initial public offering price not to exceed $75 million. Any net proceeds from the sale of offered securities would be used for general corporate purposes which may include, but are not limited to, capital expenditures and the financing of acquisitions. The Company has not offered for sale or sold any securities under this registration statement.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    4.1 Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of the Registrant. (Incorporated herein by this reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997.)

    4.2 Purchase Agreement dated as of September 10, 1997, between Global Marine Inc. and Salomon Brothers Inc, individually and as representative of the Initial Purchasers of the Registrant's 7-1/8% Notes Due 2007. (Incorporated herein by this reference to Exhibit
         4.2 of the Registrant's Registration Statement on Form S-4
         (No. 333-39033) filed with the Commission on October 30, 1997.)

    4.3 Registration Rights Agreement dated September 15, 1997, between Global Marine Inc. and Salomon Brothers Inc, individually and as representative of the Initial Purchasers of the Registrant's 7-1/8% Notes Due 2007. (Incorporated herein by this reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-4
         (No. 333-39033) filed with the Commission on October 30, 1997.)

    4.4 Form of 7-1/8% Exchange Note Due 2007. (Incorporated herein by this reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997.)

    4.5 Terms of 7-1/8% Notes Due 2007. (Incorporated herein by this reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997.)

    10.1 Resolution dated August 5, 1997, regarding Directors' Compensation.

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

    99.1 Amendment No. 1 to Amended and Restated Credit Agreement among Global Marine Inc., Various Lending Institutions, Bankers Trust Company as Administrative Agent, Societe Generale as Managing Agent, and Christiania Bank OG Kreditkasse ASA New York Branch, Credit Lyonnais New York Branch, and the Bank of Nova Scotia as Co-Agents, Amended and Restated as of July 15, 1997.

(b) Reports on Form 8-K

    During the third quarter of 1997, the Company filed a Current Report on Form 8-K, dated July 7, 1997, which reported under Item 2, "Acquisition or Disposition of Assets," that the Company had entered into an agreement to purchase the Maersk Vinlander and Maersk Jutlander offshore drilling rigs. The Company filed another Current Report on Form 8-K, dated August 1, 1997, which reported under Item 2 that the Company had completed the purchase of both rigs on July 22, 1997.


                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GLOBAL MARINE INC.
                                    (Registrant)


Dated:  November 10, 1997        /s/ Thomas R. Johnson
                                 ---------------------
                                 Thomas  R. Johnson
                                 Vice President and Corporate Controller
                                 (Duly Authorized Officer and Principal
                                 Accounting Officer of the Registrant)