Form 10-K
period 1997-12-31
GLOBAL MARINE INC
filed 1998-03-16
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   1997 FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1997

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

      Registrant's telephone number, including area code: (281)596-5100
         Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
          TITLE OF EACH CLAS                  ON WHICH REGISTERED
     Common Stock, $0.10 par value          New York Stock Exchange

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

YES  x     NO
    ___       ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1998, the aggregate market value of the Company's common stock, $0.10 par value, held by non-affiliates was $3,987,627,906.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 172,632,573 shares outstanding as of February 28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 1998 Annual Meeting of Stockholders are incorporated into Part III of this Report.

                               TABLE OF CONTENTS

                                                                        Page

Part I

Items 1. and 2.  Business and Properties                                   3
Item 3.          Legal Proceedings                                        13
Item 4.          Submission of Matters to a Vote of Security Holders      13

Part II

Item 5.          Market for Registrant's Common Equity and Related
                   Stockholder Matters                                    14
Item 6.          Selected Financial Data                                  15
Item 7.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    16
Item 7A.         Quantitative and Qualitative Disclosures About
                   Market Risk                                            25
Item 8.          Financial Statements and Supplementary Data              25
Item 9.          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                    52

Part III

Item 10.         Directors and Executive Officers of the Registrant       52
Item 11.         Executive Compensation                                   52
Item 12.         Security Ownership of Certain Beneficial Owners and
                   Management                                             52
Item 13.         Certain Relationships and Related Transactions           52

Part IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K                                            53

                                _______________________


The statements regarding future performance and results, the dates the Company's rigs being constructed or undergoing conversion to drilling operations will enter service, and the other statements that are not historical facts contained in this report are forward-looking statements. The words "anticipate," "expect," "project," "estimate," "predict," "plan" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties including, but not limited to, changes in the markets for oil and gas and for offshore drilling rigs and the risks of doing business in changing markets, changes in the dates the Company's rigs being constructed or undergoing conversion to drilling operations will enter service, changes in applicable tax laws, regulations and interpretations and the risk that tax rates to which the Company is subject could change from those anticipated, the risks involved in dealing with other parties, including the risk that other parties' commitments to the Company could be breached, and changing costs and other factors discussed herein and in the Company's other Securities and Exchange Commission filings. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

Global Marine Inc. is a holding company incorporated in Delaware in 1964. Unless otherwise provided, the term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to its consolidated subsidiaries. The Company's businesses are conducted by subsidiaries of Global Marine Inc.

The Company, which is headquartered in Houston, Texas, provides offshore drilling services on a dayrate basis and offshore drilling management services on a turnkey basis. Industry segment information relative to the Company is set forth in Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Contract Drilling

Substantially all of the Company's domestic offshore contract drilling operations are conducted by Global Marine Drilling Company ("GMDC"), a wholly-owned subsidiary, and substantially all international offshore contract drilling operations are conducted by Global Marine International Services Corporation ("GMISC"), also a wholly-owned subsidiary. Contract drilling offices are located in Houston, Texas; Lafayette, Louisiana; Aberdeen, Scotland; Abidjan, Ivory Coast; Buenos Aires, Argentina; Cabinda, Angola; Douala, Cameroon; London, England; Luanda, Angola; New Orleans, Louisiana; Port Gentil, Gabon; Port Harcourt, Nigeria; Port Hueneme, California; Pointe Noire, Republic of Congo; and Trinidad, West Indies.

The Company has a modern, diversified, active fleet of 31 mobile offshore drilling rigs, including a fourth-generation semisubmersible that began operating under a three-year contract in late February 1998 after its conversion to a deep-water drilling rig, and a dynamically positioned drillship that is nearing completion of its conversion to drilling operations and is expected to begin drilling under a five-year contract in April 1998. The fleet consists of 23 cantilevered jackups, five third-generation semisubmersibles, one fourth-generation semisubmersible, one moored drillship, and one dynamically positioned drillship. In addition, the Company has one currently inactive concrete island drilling system ("CIDS") designed for arctic operations. All of the Company's active rigs were placed in service in 1979 or later, and, as of March 10, 1998, their average age was approximately 15.2 years.

The Company's fleet is deployed in the major offshore oil and gas operating areas worldwide. The principal areas of the Company's operations currently include the U.S. Gulf of Mexico, offshore West Africa, and the North Sea.

Recent Acquisitions. In July 1997 the Company acquired two deep-water third-generation semisubmersible rigs, the Maersk Vinlander and the Maersk Jutlander, each of which is capable of being upgraded for operations in more than 3,000 feet of water, for a combined purchase price of $250 million.
The Company financed the purchase with a combination of cash on hand and borrowings under a bank credit facility. The Maersk Vinlander and Maersk Jutlander are both operating in the North Sea under pre-existing bareboat charters with third parties running through April 1998 and December 2000, respectively. Upon completion of its current contract, the Maersk Vinlander is scheduled to mobilize to offshore eastern Canada where it will begin work for another customer in the third quarter of 1998 under a one-year contract with options for up to an additional three years.

In January 1998 the Company entered into an agreement to purchase a deep-water third-generation semisubmersible, the Stena Forth, for a purchase price of $150 million. The Company assumed operation of the rig at closing, which occurred on March 10, 1998. The Company financed the rig's purchase through borrowings under its bank credit facilities. The Stena Forth is currently operating in the United Kingdom sector of the North Sea under a drilling contract that extends through November 1999.

In February 1998 the Company received a deep-water drilling commitment from an international oil company, requiring the construction of a new dynamically-positioned drillship. This drillship will be initially capable of drilling in water depths of 9,000 feet, upgradable to 12,000 feet, and is scheduled to be delivered in the fourth quarter of 1999, after which operations will begin in the U.S. Gulf of Mexico. In March 1998 the Company received another long-term deep-water drilling commitment requiring new construction of another dynamically-positioned drillship. This drillship will be initially capable of drilling in water depths of 8,000 feet, upgradable to 12,000 feet, and is scheduled to be delivered in the first quarter of 2000. The cost of the two drillships will total approximately $660 million. The Company intends to finance construction of the two ships with internally generated funds and funds available under the Company's existing bank credit facilities.

As part of upgrading and expanding its rig fleet and other assets, the Company considers and pursues the acquisition or construction of suitable additional rigs and other assets on an ongoing basis. If the Company decides to undertake an acquisition or construction of a vessel, the issuance of additional debt or additional shares of stock could be required.

Offshore Rig Fleet. The following table lists the rigs in the Company's drilling fleet as of March 10, 1998, indicating the year each rig was placed in service, each rig's maximum water and drilling depth capabilities, current location, customer, and the date each rig is expected to complete its current drilling commitments.


                                         OFFSHORE RIG FLEET
                                  Status as of March 10, 1998
                           YEAR
                          PLACED    MAXIMUM     DRILLING
                            IN    WATER DEPTH     DEPTH                       CURRENT           CONTRACT
                         SERVICE   CAPABILITY  CAPABILITY     LOCATION        CUSTOMER          TERM (1)
                        --------  -----------  ----------     --------        --------          --------
Cantilevered Jackup
Glomar High Island I       1979      250 ft.   20,000 ft.  Gulf of Mexico  Vastar Resources   expires 6/98
Glomar High Island II      1979      270 ft.   20,000 ft.  Gulf of Mexico  Unocal             expires 5/98
Glomar High Island III     1980      250 ft.   20,000 ft.  West Africa     Texaco             expires 9/98
Glomar High Island IV      1980      250 ft.   20,000 ft.  Gulf of Mexico  Stone Energy       expires 8/98
Glomar High Island V       1981      270 ft.   20,000 ft.  West Africa     Cabinda Gulf       expires 9/99
Glomar High Island VII     1982      250 ft.   20,000 ft.  West Africa     Pecten Cameroon    expires 11/98
Glomar High Island VIII    1982      250 ft.   20,000 ft.  Gulf of Mexico  Vastar Resources   expires 6/98
Glomar High Island IX      1983      250 ft.   20,000 ft.  West Africa     Total              expires 6/98
Glomar Adriatic I          1981      300 ft.   25,000 ft.  West Africa     Elf Serepca        expires 12/98
Glomar Adriatic II         1981      350 ft.   25,000 ft.  Gulf of Mexico  NCX                expires 6/98
Glomar Adriatic III        1982      328 ft.   25,000 ft.  Gulf of Mexico  CNG Producing      expires 7/98
Glomar Adriatic IV         1983      350 ft.   25,000 ft.  California      SWARS              expires 4/98
Glomar Adriatic V          1979      300 ft.   20,000 ft.  West Africa     Elf Gabon          expires 4/99
Glomar Adriatic VI         1981      350 ft.   20,000 ft.  Gulf of Mexico  Coastal            expires 7/00
Glomar Adriatic VII        1983      328 ft.   20,000 ft.  Trinidad        Amoco              expires 1/99
Glomar Adriatic VIII       1983      300 ft.   25,000 ft.  West Africa     Mobil              expires 3/99
Glomar Adriatic IX         1981      300 ft.   20,000 ft.  West Africa     Hunt               expires 7/99
Glomar Adriatic X          1982      300 ft.   20,000 ft.  West Africa     Cabinda Gulf       expires 2/99
Glomar Adriatic XI         1983      225 ft.   25,000 ft.  North Sea       Enterprise         expires 7/99
Glomar Main Pass I         1982      300 ft.   25,000 ft.  Gulf of Mexico  Pennzoil           expires 8/98
Glomar Main Pass IV        1982      300 ft.   25,000 ft.  Gulf of Mexico  Chevron            expires 4/98
Glomar Labrador I          1983      300 ft.   25,000 ft.  Argentina       Total              expires 8/98
Glomar Baltic I            1983      375 ft.   25,000 ft.  Gulf of Mexico  Mobil              expires 6/98

Semisubmersible
Glomar Arctic I            1983     3,000 ft.  25,000 ft.  Gulf of Mexico  British Petroleum  expires 12/98
Glomar Arctic III          1984     1,800 ft.  25,000 ft.  North Sea       Ranger             expires 4/99
Maersk Jutlander           1982     1,200 ft.  25,000 ft.  North Sea       Maersk             expires 12/00
Maersk Vinlander           1984     1,500 ft.  25,000 ft.  North Sea       Sedco              expires 11/99
Glomar Celtic Sea          1998     5,000 ft.  25,000 ft.  Gulf of Mexico  Elf Exploration    expires 2/01
Stena Forth                1983     1,800 ft.  25,000 ft.  North Sea       British Petroleum  expires 11/99

Drillship
Glomar Robert F. Bauer     1983     2,750 ft.  25,000 ft.  West Africa     Arco               expires 4/99
Glomar Explorer (2)        -        7,800 ft.  25,000 ft.  Shipyard        Texaco/Chevron     expires 3/03

Concrete Island
  Drilling System
Glomar Beaufort Sea I (3)  1984        55 ft.  25,000 ft.  Alaska          -                  inactive

___________________

(1) Expiration dates relate to executed contracts and customer commitments for which contracts have not yet been executed and are estimates only.
(2) The Company has substantially completed the conversion to drilling operations of the Glomar Explorer, which is expected to enter service in April 1998.
(3) The Glomar Beaufort Sea I concrete island drilling system is inactive and has been excluded from the Company's rig utilization figures.


Jackup rigs have elevating legs which extend to the sea bottom, providing a stable platform for drilling, and are generally preferred in water depths of 300 feet or less. All of the Company's jackup units have drilling equipment mounted on cantilevers, which allow the equipment to extend outward from the rigs' hulls over fixed drilling platforms and enable operators to drill both exploratory and development wells. The Company has extended the reach of the cantilevers on ten of the Company's jackup rigs beyond the originally designed reach for the rigs' respective classes. This enables the drilling equipment to operate over larger production platforms. In addition, two of the Company's jackups have been equipped with "skid-off packages," which allow the drilling equipment to be transferred to fixed production platforms.

The Company's two largest jackup rigs, the Glomar Labrador I and Glomar Baltic I, are capable of operating in severe weather environments such as the North Sea and offshore Eastern Canada.

Semisubmersible rigs are floating offshore drilling units that have pontoons and columns that, when flooded with water, cause the unit to partially submerge to a predetermined depth. Most semisubmersibles are anchored to the sea bottom with mooring chains, but some use dynamic positioning ("DP"), which means they are held in position by computer controlled propellers, known as thrusters. Semisubmersibles are divided into four generations, distinguished mainly by their age, environmental rating and water depth capability. The Company's Glomar Arctic I, Glomar Arctic III, Maersk Vinlander, Maersk Jutlander and Stena Forth semisubmersibles are third-generation, conventionally-moored rigs suitable for drilling in deep-water, harsh-weather environments. The Company's Glomar Celtic Sea is a fourth-generation semisubmersible capable of drilling in water depths of up to 5,000 feet, and utilizes a mooring system that is DP assisted.

Drillships are generally preferred for deep-water drilling in remote locations with moderate weather environments because of their mobility and large load carrying capability. The Company's Glomar Explorer is a dynamically positioned drillship capable of drilling in water depths of 7,800 feet. The Glomar Robert
F. Bauer is a conventionally-moored drillship capable of drilling in water depths of 2,750 feet.

All of the Company's active rigs are equipped with top-drive drilling systems. Top-drive drilling systems permit drilling with extended stands of drill pipe, reducing the number of connections required, and enable operators to rotate the drill pipe when exiting the well bore, thereby increasing both the speed and safety of drilling operations and reducing the risk of the drill pipe becoming stuck in the well bore.

With the exception of the Glomar Explorer, which is leased under a 30-year agreement, all of the rigs in the fleet are owned by the Company.

Rig Utilization. For the year ended December 31, 1997, the Company's average utilization rate<F1> for its active rigs was 99 percent compared to 98 percent for 1996. As of March 10, 1998, all of the Company's active rigs were under contract. The Company estimates that customer commitments for 12 of the Company's 31 rigs under contract as of March 10, 1998, will be completed on or prior to August 31, 1998.

Over the past year, the terms of deep-water drilling contracts for semisubmersibles and drillships have lengthened as oil and gas operators have attempted to lock in the availability of rigs to carry out deep-water projects. The drilling market for jackup rigs in shallow waters, however, particularly in the U.S. Gulf of Mexico, continues to be characterized by short-term, well-to-well contracts. Short-term contracts for jackup rigs have been typical in the industry for more than a decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions and consistent with the normal course of business. The Company attempts to employ a number of its rigs on short-term contracts in periods of rising dayrates, enabling the Company to contract at higher dayrates as existing contracts expire.

________________

<F1>   The average rig utilization rate for a period is equal to the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work, and it excludes the CIDS and rigs while undergoing conversion to drilling operations.

As of December 31, 1997, all eleven of the Company's rigs in the Gulf of Mexico were employed. As of that date, the industry utilization rate<F1> in the Gulf of Mexico was 89 percent compared with a rate of 83 percent as of December 31, 1996. Revenues attributable to the Gulf of Mexico accounted for 40 percent, 36 percent and 44 percent of the Company's contract drilling revenues in 1997, 1996, and 1995, respectively.

As of December 31, 1997, all ten of the Company's rigs offshore West Africa were employed. As of that date, the industry utilization rate offshore West Africa was 96 percent compared with a rate of 98 percent as of December 31, 1996. Revenues from this market accounted for 36 percent, 35 percent and 21 percent of the Company's contract drilling revenues in 1997, 1996, and 1995, respectively.

As of December 31, 1997, all four of the Company's rigs in the North Sea were employed. As of that date, the industry utilization rate in the North Sea was 94 percent compared with a rate of 95 percent as of December 31, 1996. Revenues from this market accounted for 13 percent, 25 percent and 22 percent of the Company's contract drilling revenues in 1997, 1996, and 1995, respectively.

In addition to its presence in the major drilling markets of the Gulf of Mexico, West Africa and the North Sea, the Company also had one rig operating offshore in each of Trinidad, California and Argentina at December 31, 1997.

The following table sets forth the size and average utilization rates of the Company's active rig fleet for each of the past five years.

                                  1997    1996    1995   1994    1993
                                  ----    ----    ----   ----    ----

Rigs in service at year-end       28      26      26     24      24
Average rig utilization           99%     98%     99%    94%     91%

Backlog. The following tables show, for each of the Company's three principal groups of drilling rigs and each geographic area in which the Company operates, the number of rig months available and the percentage of rig months committed for 1998, 1999 and 2000, determined on the basis of executed contracts plus commitments as of December 31, 1997. "Rig Months Available" includes one drillship, the Glomar Explorer, which has a contract to drill in the Gulf of Mexico but had not entered service as of March 10, 1998, and is based on a contract commencement date of April 1998. The number of rigs in each category is indicated in parenthesis.

                             1998                 1999                 2000
                     -------------------   -------------------  -------------------
                        Rig      % Rig        Rig      % Rig       Rig    % Rig
                       Months    Months      Months    Months     Months   Months
                     Available Committed   Available Committed  Available Committed
                     -------------------   -------------------  -------------------
Jackups (23)            276        65%        276        14%       276         2%
Semisubmersibles (5)     58        91%         60        61%        60        38%
Drillships (2)           21       100%         24        58%        24        50%
                        ---                   ---                  ---
  Total                 355        71%        360        25%       360        11%
                        ===                   ===                  ===


<F1>   Industry utilization rates were derived from data published by Offshore
       Data Services and other information available to the Company. The Company has adjusted the numerator (rigs working) and denominator (rigs available) as reported by Offshore Data Services to include certain rigs which are under contract for non-drilling uses but which are able to compete with Company rigs and to exclude other rigs that, because of their location or other factors, do not compete with Company rigs.

                             1998               1999                  2000
                     -------------------  -------------------  -------------------
                       Rig      % Rig       Rig      % Rig       Rig      % Rig
                      Months    Months     Months    Months     Months    Months
                     Available Committed  Available Committed  Available Committed
                     -------------------  -------------------  -------------------
Gulf of Mexico (13)     151        49%       156        23%       156        19%
West Africa (10)        120        90%       120        20%       120         -
North Sea (4)            48       100%        48        60%        48        23%
Other (3)                36        64%        36         -         36         -
                        ---                  ---                  ---
  Total                 355        71%       360        25%       360        11%
                        ===                  ===                  ===

As of December 31, 1997, the Company's contract drilling backlog was approximately $1.2 billion, $603 million of which is expected to be realized in 1998. The contract drilling backlog at December 31, 1996, was $792 million.
Included in contract drilling backlog at December 31, 1997 and 1996 were $346 million and $87 million, respectively, in connection with customer commitments for which contracts had not yet been executed as of December 31.

Drilling Contracts and Major Customers. Contracts to employ the Company's drilling rigs extend over a specified period of time or the time required to drill a specified well or number of wells. While the final contract for employment of a rig is the result of negotiations between the Company and the customer, most contracts are awarded based upon competitive bidding. The rates specified in drilling contracts are generally on a daily-rate ("dayrate") basis, payable in U.S. dollars, and vary depending upon the type of rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions, and other variables. Each contract provides for a basic dayrate during drilling operations, with lower rates or no payment for periods of equipment breakdown, adverse weather, or other conditions which may be beyond the control of the Company. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed amounts, or for no payment during the mobilization period. A contract may be terminated by the customer if the rig is destroyed or lost, if drilling operations are suspended for a specified period of time due to a breakdown of major equipment or, in some cases, if other events occur that are beyond the control of either party.

The Company's offshore contract drilling business is subject to the usual risks associated with having a limited number of customers for its services.
No single customer provided more than 10 percent of consolidated revenues in 1997 or 1996. In 1995 Shell Oil Company provided $51.2 million, or 11 percent, of consolidated revenues.

Drilling Management Services

The Company provides drilling management services priced on a completed-project
("turnkey") basis through its wholly-owned subsidiaries, Applied Drilling
Technology Inc. ("ADTI") and Global Marine Integrated Services - International
Inc. ("GMIS-I"), and through Global Marine Integrated Services - Europe
("GMIS- E"), a division of one of the Company's foreign subsidiaries. ADTI operates primarily in the U.S. Gulf of Mexico, and GMIS-I and GMIS-E operate in areas other than the U.S. Gulf of Mexico. Each will assume responsibility for the design and execution of specific offshore drilling programs and deliver a logged or loggable hole to an agreed depth for a guaranteed price. Compensation is contingent upon satisfactory completion of the drilling program.

As of December 31, 1997, ADTI had completed 413 turnkey wells since commencing operations in 1980, including 101 in 1997, 79 in 1996 and 57 in 1995. GMIS-E did not undertake any turnkey wells in 1997 or


1996 and completed six wells in 1995. GMIS-I completed six turnkey wells in 1997, three in 1996 and four in 1995, its first year of operations.

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

As of December 31, 1997, the Company's drilling management services contracted backlog was approximately $55 million, all of which is expected to be realized in 1998. As of December 31, 1996, the drilling management services backlog was approximately $26 million.

Oil and Gas Operations

The Company conducts oil and gas exploration, development and production activities through its wholly-owned subsidiary, Challenger Minerals Inc.
("CMI"). Such activities primarily include participation in the development and operation of properties for oil and gas production. In addition, the Company incurs through ADTI and other subsidiaries certain limited exploration and leasehold acquisition costs in connection with its turnkey drilling operations. Substantially all of the Company's oil and gas activities are conducted in the United States offshore Louisiana and Texas and onshore in Oklahoma and Texas. Oil and gas operations accounted for less than one percent of the Company's revenues in 1997.

Competition and Business Environment

Offshore drilling is a highly competitive business with numerous industry participants, none of which has a significant market share. Drilling contracts are awarded on a competitive bid basis. An operator selecting a rig may consider, among other things, rig availability, quality of service and equipment, and price.

Offshore drilling is a highly cyclical business and may be impacted by oil and gas price levels and volatility. Worldwide military, political and economic events have contributed to oil and gas price volatility, such as the oil and gas price declines in recent months, and are likely to continue to do so in the future. Some other factors which have affected and are likely to continue affecting oil and gas prices and, by extension, the level of demand for the Company's services, include demand for oil and gas worldwide, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels, the level of production by non-OPEC countries, domestic and foreign tax policy, and government laws and regulations which restrict exploration and development of oil and gas in various offshore jurisdictions.

Competition for the skilled labor required for offshore operations has intensified as the level of activity in the offshore drilling industry has increased in the last few years. Although such competition has not materially affected the Company to date, the Company has found it more difficult to find qualified individuals, and the possibility exists that competition for skilled labor could limit the Company's results of operations.

ADTI, GMIS-I and GMIS-E compete with other participants in the offshore drilling industry, some of which have greater resources. In addition, the Company's drilling management services business is subject to the usual risks associated with having a limited number of customers for its services.


Results of operations from the Company's drilling management services may be limited by certain factors, in particular, the ability of the Company to obtain and successfully perform turnkey drilling contracts based on competitive bids.
The Company's ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid. Accordingly, results of the Company's drilling management service operations may vary widely from quarter to quarter and from year to year. Furthermore, turnkey operations may be constrained by the availability of rigs. In the U.S. Gulf of Mexico, ADTI relied on third-party rigs for all of its rig time in 1997. The Company currently has 16 third-party rigs under contract for its turnkey operations, with remaining terms ranging from five to eighteen months at market-adjusted dayrates. The future level of turnkey activity in the U.S. Gulf of Mexico is dependent on the continued availability of third-party rigs. In the North Sea and West Africa, the market for turnkey drilling is not well established, and growth in these markets also may be constrained by future rig availability.

With respect to the Company's oil and gas operations, CMI experiences competition from other oil and gas companies in all phases of its operations.
Many competing companies have substantially greater financial and other resources. The Company's oil and gas production operations and economics are affected by prices of oil and gas, governmental regulation, the use and allocation of oil and gas, the extent of domestic production, and the levels of imports and of prices of competitive fuels. They are also affected by excess supplies of oil and gas in the Company's market areas, as well as seasonal demand factors, tax and other laws relating to the petroleum industry and changes in such laws, and by changing administrative regulations.

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

The Company maintains insurance coverage against certain general and marine public liability, including liability for personal injury, in the amount of $200 million, subject to a self-insured retention of no more than $250,000 per occurrence. In addition, the Company's rigs and related equipment are separately insured under hull and machinery policies against certain marine and other perils, subject to a self-insured retention generally of no more than $300,000 per occurrence. The Company's current practice is to insure each active rig for its market value. Although each rig is insured for at least its financial book value, the Company's insurance does not cover all costs that would be required to replace each rig. In addition to hull and machinery coverage, the Company purchases business interruption insurance with respect to its operating rigs. Business interruption coverage applies only to business interruptions as a result of losses insured under hull and machinery policies, and is not available to the Company for interruptions arising from damages to "spud cans," which are the bases of legs of jackup rigs. The deductible for business interruption claims is 30 days. Although the Company currently purchases business interruption insurance with respect to all of its operating rigs, the decision to insure a rig against interruption risks is dependent on a number of factors, including dayrate and utilization levels, and no assurance can be made that the Company will continue to insure any or all of its operating rigs against such risks. All of the Company's rigs which are operated internationally are presently insured against loss due to war, including terrorism.

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

Foreign Operations

A significant portion of the Company's revenues is attributable to drilling operations in foreign countries. Such activities accounted for 35 percent, 40 percent and 41 percent of the Company's consolidated revenues in 1997, 1996 and 1995, respectively. Risks associated with the Company's operations in foreign areas include risks of war and civil disturbances or other risks that may limit or disrupt markets, expropriation, nationalization, renegotiation or nullification of existing contracts, foreign exchange restrictions and currency fluctuations, foreign taxation, changing political conditions and foreign and domestic monetary policies. To date, the Company has experienced no material loss as a result of any of these factors. Additionally, the ability of the Company to compete in the international drilling market may be adversely affected by foreign governmental regulations favoring or requiring the awarding of drilling contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, foreign governmental regulations, which may in the future become applicable to the oil and gas industry, could reduce demand for the Company's services, or such regulations could directly affect the Company's ability to compete for customers.

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

OPA '90 also mandated increases in the amounts of financial responsibility that must be certified with respect to mobile offshore drilling units and offshore facilities (e.g. oil and gas production platforms, among others) located in U.S. waters. Operators of mobile offshore drilling units, together with operators of vessels, must provide evidence of financial responsibility based on a tonnage formula, which, in the Company's case, would not exceed $15 million for its largest rig located in U.S. waters. The Company has complied with the requirement by providing evidence of adequate U.S.-based net worth.
The Company's inability to comply with the rule in the future, however, could have a material adverse effect on its operations and financial condition.
During 1997, 45 percent of the Company's contract drilling revenues were attributable to operations in U.S. waters, and, as of March 10, 1998, 14 of the Company's 31 active rigs were located in U.S. waters.

OPA '90 requires lessees, permittees, or holders of a right of use for offshore facilities (including mobile offshore drilling rigs while attached to the ocean floor) to certify evidence of financial responsibility. This financial responsibility requirement is $35 million for offshore facilities located seaward of the state waters and $10 million for offshore facilities within state waters. These amounts may be increased in the future based on operational, health and other risks posed by the quantity and quality of oil being handled. The Department of the Interior's Minerals Management Service is responsible for promulgating regulations implementing the new financial responsibility requirements with respect to offshore facilities. CMI presently operates an offshore production platform, and ADTI's business and GMDC's operations in the Gulf of Mexico are largely dependent on oil and gas companies' drilling activities, which, in turn, ultimately depend on their ability to meet the OPA '90 financial responsibility requirements. The Company cannot predict the exact nature or effect of any regulations promulgated to implement the revised responsibility requirements, but notes that these lower limits in part correspond to existing requirements for facilities on the Outer
Continental Shelf.

Employees

The Company had approximately 2,500 employees at December 31, 1997.  The
Company requires highly skilled personnel to operate its drilling rigs. In recognition of this, the Company conducts extensive personnel training and safety programs.

Executive Officers of the Registrant

The name, age as of December 31, 1997, and office or offices currently held by each of the executive officers of the Company are as follows:

    Name                    Age   Office or Offices
    ----                    ---   -----------------

    David A. Herasimchuk     55   Vice President, Market Development
    Thomas R. Johnson        49   Vice President and Corporate Controller
    Gary L. Kott             55   Senior Vice President and Chief Financial
                                    Officer
    C. Russell Luigs         64   Chairman of the Board and Chief Executive
                                    Officer
    Jon A. Marshall          46   President of Global Marine Drilling Company
    James L. McCulloch       45   Vice President, General Counsel and
                                    Assistant Secretary
    W. Matt Ralls            48   Vice President and Treasurer
    John G. Ryan             45   President and Chief Operating Officer
    Douglas K. Vrooman       47   President of Applied Drilling Technology Inc.

Officers serve for a one-year term or until their successors are elected and qualified to serve. Each executive officer's principal occupation has been as an executive officer of the Company for more than the past five years, with the exception of Messrs. Ralls and Vrooman. Mr. Ralls has been the Company's Vice
President and Treasurer since June 1997.  He served as Executive Vice
President, Chief Financial Officer and a director of Kelley Oil Corporation from 1990 to 1996, after which he was Vice President of Capital Markets and Corporate Development for The Meridian Resource Corporation. Mr. Vrooman has been President of Applied Drilling Technology Inc. ("ADTI") since 1995. He joined ADTI in 1994 as Operations Manager after 24 years in onshore and offshore drilling operations with Exxon and Freeport McMoRan.

Mr. Ryan is presently on medical leave, having had a tumor surgically removed from the cerebellum on February 9, 1998, at the M.D. Anderson Cancer Center in Houston, Texas. The tumor appears to be related to a malignant melanoma for which Mr. Ryan underwent surgery in 1996. His recovery and test results to date have been encouraging, and both Mr. Ryan and the Company expect that he will end his medical leave and resume his duties with the Company in the near future. Mr. Luigs is handling Mr. Ryan's duties during his medical leave.



ITEM 3.  LEGAL PROCEEDINGS

Not applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1997.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $0.10 par value per share, is listed on the New
York Stock Exchange under the symbol "GLM."  At February 28, 1998, there were
7,619 stockholders of record of the Common Stock. The high and low sales prices of the Common Stock as reported on the New York Stock Exchange
Composite Transactions Tape for each full quarterly period within the past two years appear under "Consolidated Selected Quarterly Financial Data," which follows the notes to the consolidated financial statements.

The Company did not declare any dividends on its common stock in either 1997 or 1996. Subject to the preferential dividend rights of holders of the Company's preferred stock, if any, the holders of the Common Stock will be entitled to receive when, as and if declared by the Board of Directors out of funds legally available therefor, all other dividends payable in cash, in property, or in shares of Common Stock. The Company has no present intentions to declare or pay dividends on the Common Stock in the foreseeable future, but reconsiders the declaration and payment of dividends from time to time.



ITEM 6.  SELECTED FINANCIAL DATA



                                     GLOBAL MARINE INC. AND SUBSIDIARIES
                                                FIVE-YEAR REVIEW
                            (In millions, except per share and operational data)

                                                      -------------------------------------------------------
                                                         1997       1996       1995       1994       1993
                                                      -------------------------------------------------------
Financial Performance
Revenues:
  Contract drilling                                   $  579.4    $ 362.5    $ 248.9    $ 211.4    $ 200.3
  Drilling management services                           480.5      305.3      209.3      137.8       57.1
  Oil and gas                                              7.2       12.9        9.8        9.8       11.6
                                                      --------    -------    -------    -------    -------
    Total revenues                                    $1,067.1    $ 680.7    $ 468.0    $ 359.0    $ 269.0
                                                      ========    =======    =======    =======    =======
Operating income:
  Contract drilling                                   $  274.8    $ 125.4    $  54.6    $  25.6    $   4.5
  Drilling management se rvices                           50.0       27.9       17.3       10.8        7.6
  Oil and gas                                              2.1        6.8        3.4        3.7        5.3
  Corporate expenses                                     (21.8)     (19.3)     (15.0)     (14.0)     (14.2)
                                                      --------    -------    -------    -------    -------
    Total operating income                               305.1      140.8       60.3       26.1        3.2
                                                      --------    -------    -------    -------    -------

Other income (expense):
  Interest expense                                       (39.7)     (30.9)     (30.2)     (30.2)     (32.1)
  Interest capitalized                                    20.9        2.6        5.6        3.7          -
  Interest income                                          7.7        6.2        4.7        3.8        2.7
  Other                                                      -        1.0       14.7        2.0          -
                                                      --------    -------    -------    -------    -------
    Total other income (expense)                         (11.1)     (21.1)      (5.2)     (20.7)     (29.4)
                                                      --------    -------    -------    -------    -------

    Income (loss) before income taxes,
      extraordinary item and accounting change           294.0      119.7       55.1        5.4      (26.2)

Provision for income taxes:
  Current tax provision                                   33.5        9.6        3.2        0.6        0.3
  Deferred tax benefit                                   (54.6)     (70.0)         -          -          -
                                                      --------    -------    -------    -------    -------
    Total income tax provision (benefit)                 (21.1)     (60.4)       3.2        0.6        0.3
                                                      --------    -------    -------    -------    -------
    Income (loss) before extraordinary item and
      cumulative effect of accounting change             315.1      180.1       51.9        4.8      (26.5)

  Extraordinary loss on extinguishment of debt, net       (4.5)         -          -          -          -
  Cumulative effect of accounting change                     -          -          -       (3.5)         -
                                                      --------    -------    -------    -------    -------
     Net income (loss)                                $  310.6    $ 180.1    $  51.9    $   1.3    $ (26.5)
                                                      ========    =======    =======    =======    =======

Income (loss) per share before extraordinary
  item and accounting change (1):
     Basic                                            $   1.84    $  1.07    $  0.31    $  0.03    $ (0.17)
     Diluted                                          $   1.79    $  1.03    $  0.31    $  0.03    $ (0.17)

Net income (loss) per share (1):
     Basic                                            $   1.81    $  1.07    $  0.31    $  0.01    $ (0.17)
     Diluted                                          $   1.76    $  1.03    $  0.31    $  0.01    $ (0.17)

Average common shares - Basic                            171.2      167.9      165.1      163.8      152.0
Average common shares - Diluted                          176.2      174.3      169.4      166.7      155.0
Dividends declared per common share                   $      -    $     -    $     -    $     -    $     -
Capital expenditures                                  $  580.3    $ 118.3    $  73.5    $  75.9    $  40.6
Depreciation, depletion and amortization              $   55.1    $  40.9    $  31.0    $  37.4    $  35.9

Financial Position (end of year)
Working capital                                       $  144.2    $ 158.9    $ 116.2    $  93.4    $ 107.2
Net properties                                        $  999.0    $ 477.4    $ 386.6    $ 353.4    $ 314.6
Total assets                                          $1,421.9    $ 807.8    $ 563.0    $ 512.4    $ 492.9
Long-term debt, including capital lease obligation    $  417.5    $ 241.8    $ 225.0    $ 225.0    $ 225.0
Shareholders' equity                                  $  805.6    $ 459.1    $ 269.0    $ 212.3    $ 205.4

Operational Data
Average rig utilization (2) (3)                            99%        98%        99%        94%        91%
Fleet average dayrate (4)                             $ 55,700    $38,000    $28,700    $25,600    $25,600
Number of active rigs (end of year) (3)                     28         26         26         24         24
Turnkey wells completed                                    107         82         67         52         18
Number of employees (end of year)                        2,500      2,100      2,100      1,700      1,500

_________________

(1)  In 1997 the Company adopted Statement of Financial Accounting Standards
     ("SFAS") No. 128, "Earnings per Share." Prior periods presented have been restated to conform to the new requirements.
(2) The average rig utilization rate for a period is equal to the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.
(3) Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations, and the Glomar Explorer and Glomar Celtic Sea, which, as of December 31, 1997, were being converted to drilling rigs.
(4) Contract drilling revenues less non-rig related revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Summary

Operating income increased by $164.3 million to $305.1 million in 1997 from $140.8 million in 1996, primarily the result of higher contract drilling dayrates and an increase in the number of turnkey drilling contracts completed.

In 1996 operating income increased by $80.5 million to $140.8 million from $60.3 million in 1995. The improvement in operating results was primarily due to higher contract drilling dayrates, the full-year effect of three rigs which the Company placed into service in 1995, and an increase in the number of turnkey wells completed.

Data relating to the Company's operations by business segment follows:

                                           Increase          Increase
                                    1997  (Decrease)  1996  (Decrease)  1995
                                    ----   --------   ----   --------   ----
                                                 ($ in millions)
Revenues:
  Contract drilling              $  584.7     59%    $368.2     42%    $258.4
  Drilling management               482.6     58%     306.3     44%     212.8
  Oil and gas                         7.2    (44%)     12.9     32%       9.8
  Less: Intersegment revenues        (7.4)    10%      (6.7)   (48%)    (13.0)
                                 --------            ------            ------
                                 $1,067.1     57%    $680.7     45%    $468.0
                                 ========            ======            ======

Operating income:
  Contract drilling              $  274.8    119%    $125.4    130%    $ 54.6
  Drilling management                50.0     79%      27.9     61%      17.3
  Oil and gas                         2.1    (69%)      6.8    100%       3.4
  Corporate expenses                (21.8)    13%     (19.3)    29%     (15.0)
                                 --------            ------            ------
                                 $  305.1    117%    $140.8    133%    $ 60.3
                                 ========            ======            ======


The Company reported net income of $310.6 million for 1997 as compared with net income of $180.1 million for 1996 and $51.9 million for 1995. Net income for 1997 included a $4.5 million after-tax extraordinary charge in connection with the redemption of all $224 million of the Company's 12-3/4% Senior Secured Notes and a $45.0 million net credit to income taxes. The income tax adjustment consisted of a net credit to deferred taxes in connection with the recognition of the future tax benefits of net operating loss carryforwards, partially offset by charges to current and deferred taxes for the effects of a realignment of the Company's foreign operations. Net income for 1996 included a $70.0 million net credit to deferred income taxes due to the recognition of tax benefits of operating loss carryforwards, and net income for 1995 included a $14.7 million gain on the sale of the offshore drilling rig, Glomar Main Pass
III. Excluding these unusual items, net income for 1997, 1996 and 1995 was $270.1 million, $110.1 million and $37.2 million, respectively.

During 1997, continuing strong demand for contract drilling services caused industry dayrates for offshore rigs to increase in all geographic markets in which the Company operated, and demand for drilling management services continued to grow.

In July 1997 the Company completed the purchase of two deep-water, third-generation semisubmersible drilling rigs, the Maersk Vinlander and the Maersk Jutlander, for a combined purchase price of $250 million. The Maersk Vinlander is currently operating in the U.K. sector of the North Sea under a bareboat charter running through April 1998, and the Maersk Jutlander is operating in the Norwegian sector of the North Sea under a bareboat charter through December 2000. Upon completion of the current contract, the Maersk Vinlander is scheduled to mobilize to offshore eastern Canada where it will begin work for another customer in the third quarter of 1998 under a one-year contract with options for up to an additional three years.

As part of the Company's strategy to increase its ability to respond to expanding opportunities in foreign markets, in December 1997 the Company realigned its foreign operations by transferring substantially all of its rigs and other assets operating outside the United States to its wholly-owned foreign subsidiaries.

In January 1998 the Company entered into an agreement to purchase a deep-water, third-generation semisubmersible, the Stena Forth, for a purchase price of $150 million. The Company assumed operation of the rig at closing, which occurred on March 10, 1998. The Stena Forth is currently operating in the U.K. sector of the North Sea under a drilling contract that extends through November 1999.

The Glomar Celtic Sea semisubmersible began operating in the U.S. Gulf of Mexico under a three-year contract in late February 1998 after its conversion to a deep-water drilling rig. The Glomar Explorer drillship is nearing completion of its conversion to drilling operations and is expected to begin drilling under a five-year contract in April 1998. The Company's deep-water fleet will total eight rigs with the addition of the Glomar Celtic Sea, Glomar Explorer, Maersk Vinlander, Maersk Jutlander and Stena Forth.

In February 1998 the Company received a deep-water drilling commitment from an international oil company, requiring the construction of a new dynamically-positioned drillship. This drillship will be initially capable of drilling in water depths of 9,000 feet, upgradable to 12,000 feet, and is scheduled to be delivered in the fourth quarter of 1999, after which operations will begin in the U.S. Gulf of Mexico. In March 1998 the Company received another long-term deep-water drilling commitment requiring new construction of another dynamically-positioned drillship. This drillship will be initially capable of drilling in water depths of 8,000 feet, upgradable to 12,000 feet, and is scheduled to be delivered in the first quarter of 2000. The cost of the two drillships will total approximately $660 million. The Company intends to finance construction of the two ships with internally generated funds and funds available under the Company's existing bank credit facilities.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                         Increase            Increase
                                 1997   (Decrease)   1996   (Decrease)   1995
                                 ----    --------    ----    --------    ----
                              ($ in millions, except for fleet average dayrate)

Contract drilling revenues
  by area: (1)
  Gulf of Mexico               $ 235.8      76%    $ 133.7       18%   $ 112.9
  West Africa                    211.1      62%      130.4      136%      55.3
  North Sea                       77.0     (14%)      90.0       62%      55.6
  Other                           60.8     331%       14.1      (59%)     34.6
                               -------             -------             -------
                               $ 584.7      59%    $ 368.2       42%   $ 258.4
                               =======             =======             =======

Average rig utilization (2)        99%                 98%                 99%
Fleet average dayrate          $55,700             $38,000             $28,700

_________________

(1)  Includes revenues earned from affiliates.
(2) Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations, and the Glomar Explorer and Glomar Celtic Sea, which, as of December 31, 1997, were being converted to drilling rigs.


Of the $216.5 million increase in contract drilling revenues for 1997 compared to 1996, $183.6 million was attributable to increases in dayrates, $20.7 million was attributable to increases in non-dayrate revenues, $9.8 million was attributable to the addition of the Maersk Vinlander and Maersk Jutlander in mid-1997, and $2.4 million was attributable to higher rig utilization.

Of the $109.8 million increase in contract drilling revenues for 1996 compared to 1995, $79.2 million was attributable to increases in dayrates, $31.1 million was attributable to the full-year effect of the Glomar Adriatic IX, Glomar Adriatic X and Glomar Adriatic XI, which were placed into service in 1995, and $1.9 million was attributable to increases in non-dayrate revenues. Such increases were partially offset by decreases of $1.2 million attributable to lower rig utilization and $1.2 million due to the 1995 sale of the Glomar Main Pass III.

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

The Company's operating profit margin for contract drilling operations increased to 47 percent in 1997 from 34 percent in 1996 and 21 percent in 1995. The increases in operating profit margins were due to higher dayrates in 1997 and 1996 compared to the preceding years. Operating expenses increased to $309.9 million in 1997 from $242.8 million in 1996 and $203.8 million in 1995. Increases in operating costs were attributable to higher depreciation, labor, rig mobilizations, repairs and maintenance and, among other expenses, a higher payout with respect to three rigs under a net revenue-sharing arrangement with Transocean Drilling AS.

Demand for contract drilling services in the U.S. Gulf of Mexico, which rose steadily between the second quarter of 1995 and the third quarter of 1997, remains strong despite industry concerns about downward trends in oil and natural gas prices in late 1997 and early 1998. The Company believes that few drilling programs have been cut back, active utilization remains essentially at 100 percent, and dayrates are holding at the record levels set in the fourth quarter of 1997. If the downward trends in oil and gas pricing continue, however, the Company's clients are likely to trim their drilling budgets.
Based on past experience, if operators jointly release enough rigs to lower active utilization below approximately 95 percent, market dayrates would likely decline. The Company averaged 99 percent utilization for its drilling rigs in the Gulf of Mexico for 1997 and 100 percent for 1996 and 1995. As of March 10, 1998, all 12 of the Company's rigs in the Gulf of Mexico were under contract.

The outlook for the West African market is similar to that of the U.S. Gulf of Mexico. The Company's average utilization rate for its rigs located offshore West Africa was 100 percent for 1997 and 1996, and 95 percent for 1995. As of March 10, 1998, all ten of the Company's rigs located offshore West Africa were under contract.

The North Sea market continues to strengthen, with new contracts being awarded at record high rates for jackups and holding the record high rates set for semisubmersibles in the last half of 1997. Rig availability is extremely tight for both jackups and semisubmersibles for the balance of 1998, and operators are contracting now for programs that cannot start until 1999 because rigs are not available. The Company averaged 100 percent utilization for its rigs in the North Sea for 1997 and 1995, and 97 percent for 1996. As of March 10, 1998, all five of the Company's rigs in the North Sea were under contract. The Company intends to mobilize a jackup rig, the Glomar Adriatic VI, to the North Sea from the Gulf of Mexico in April 1998. The Glomar Adriatic VI has three customer contracts that in total cover the period from May 1998 through July 2000. The cost of the mobilizations will be reimbursed by the customers.

In 1997 the Company continued to expand its presence in the deep-water market with the purchase of two third-generation semisubmersibles, the Maersk Vinlander and Maersk Jutlander. Focusing primarily on deep water, the Company continues to pursue opportunities to expand its fleet by purchasing existing rigs or building new ones.

In February 1998 the Company completed the conversion of the Glomar Celtic Sea semisubmersible to drilling operations from other uses, and by month-end the rig began operating in deep waters of the U.S. Gulf of Mexico under a three-year contract. The conversion of the Glomar Explorer drillship to a deep-water drilling rig is nearing completion and the rig is expected to begin drilling in the U.S. Gulf of Mexico under a five-year contract in April 1998. The two rigs are expected to generate revenues at an annual rate of $107 million under these contracts.

The Company estimates that customer commitments for 12 of the Company's 31 rigs under contract as of March 10, 1998, will be completed on or prior to August 31, 1998. Over the past year, the terms of deep-water drilling contracts for semisubmersibles and drillships have lengthened as oil and gas operators have attempted to lock in the availability of rigs to carry out deep-water projects. The drilling market for jackup rigs in shallow waters, however, particularly in the U.S. Gulf of Mexico, continues to be characterized by short-term, well-to-well contracts. Short-term contracts for jackup rigs have been typical in the industry for more than a decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions and consistent with the normal course of business. The Company attempts to employ a number of its rigs on short-term contracts in periods of rising dayrates, enabling the Company to contract at higher dayrates as existing contracts expire.

Drilling Management Services

Drilling management revenues increased by $176.3 million to $482.6 million in 1997 from $306.3 million in 1996, and operating income increased by $22.1 million to $50.0 million in 1997 from $27.9 million in 1996. The increase in revenues consisted of an $88.9 million increase attributable to an increase in the number of turnkey wells completed, from 82 in 1996 to 107 in 1997, a $53.2 million increase attributable to daywork and other revenues, and a $34.2 million increase attributable to higher average turnkey revenues per well.

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

The increases in the number of turnkey wells completed in 1997 and 1996 compared to the preceding years were attributable in part to more competitive pricing and oil and gas operators' increased reliance on turnkey contractors to supplement internal drilling staffs.

Operating income from drilling management services as a percentage of drilling management revenues increased to 10 percent for 1997 from 9 percent for 1996 and 8 percent for 1995. The increases in profit margins were attributable primarily to the higher average turnkey revenues per well. The Company incurred losses on 9 turnkey wells in 1997, 11 in 1996 and 4 in 1995, totaling $5.9 million, $12.1 million and $5.7 million, respectively.

Results of operations from the Company's drilling management services may be limited by certain factors, in particular, the ability of the Company to obtain and successfully perform turnkey drilling contracts based on competitive bids. The Company's ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid. Accordingly, results of the Company's drilling management service operations may vary widely from quarter to quarter and from year to year. Furthermore, turnkey operations may be constrained by the availability of rigs. In the U.S. Gulf of Mexico, the Company relied on third-party rigs for all of its turnkey rig time in 1997.
The Company currently has 16 third-party rigs under contract for its turnkey operations, with remaining terms ranging from five to eighteen months at market-adjusted dayrates. The future level of turnkey activity in the U.S. Gulf of Mexico is dependent on the continued availability of third-party rigs. In the North Sea and West Africa, the market for turnkey drilling is not well established, and growth in these markets also may be constrained by future rig availability.

Other Income and Expense

General and administrative expenses increased to $20.5 million in 1997 from $18.3 million in 1996 and $14.4 million in 1995. The increases in 1997 and 1996 were largely attributable to charges in connection with a stock-based employee compensation plan. Such charges were based in part on changes in the market price of the Company's common stock.

Interest expense was $39.7 million for 1997, $30.9 million for 1996 and $30.2 million for 1995. The increase from 1996 to 1997 was primarily due to interest on the 7-1/8% Notes, which were issued in

September 1997 prior to redemption of the 12-3/4% Senior Secured Notes, and borrowings under a bank revolving credit facility. The increase from 1995 to 1996 was due to interest expense on the capital lease for the Glomar Explorer.

The Company capitalized $20.9 million of interest expense in 1997, $2.6 million in 1996, and $5.6 million in 1995 in connection with rig conversions and/or refurbishments. In 1996 and 1997 the Company capitalized interest in connection with the conversions of the Glomar Celtic Sea and Glomar Explorer, and in 1995 the Company capitalized interest in connection with the refurbishments of the Glomar Adriatic IX and Glomar Adriatic X and the conversion of the Glomar Adriatic XI to a drilling rig from an accommodations unit.

Interest income increased to $7.7 million in 1997 from $6.2 million in 1996 and $4.7 million in 1995 primarily due to higher short-term investment balances.

The Company recognized a gain of $1.1 million on the sale of two oil and gas properties in 1996 and a gain of $14.7 million on the sale of an offshore drilling rig, the Glomar Main Pass III, in 1995.

In 1997 and 1996 the Company reduced a valuation allowance pertaining to the value of future tax benefits of net operating loss ("NOL") carryforwards and other deferred tax assets recorded on its balance sheet. These NOL carryforwards can be used to reduce taxable income in future years. The reduction in the valuation allowance was required because of the strength in the offshore drilling industry and a belief that Company earnings in future years would be sufficient to realize the tax benefits of the NOL carryforwards prior to their expiration. The effect of reducing the valuation allowance was to significantly reduce income tax expense in both 1997 and 1996.

In December 1997 the Company realigned the ownership of its foreign operating assets within the Global Marine group and created a separate international operating unit in connection with its strategy to increase its ability to respond to expanding opportunities in foreign markets. So long as the Company is able to permanently reinvest outside the U.S. the 1998 earnings of its foreign subsidiaries, management believes that income tax expense as a percentage of pre-tax income will range from 25 to 30 percent in 1998. Most of the tax expense in 1998 will be noncash because the Company will use its NOL carryforwards to significantly reduce its current U.S. federal income tax liability for the year.

Competition for skilled labor required for offshore operations has intensified as the level of activity in the offshore drilling industry has increased in the last few years. Although such competition has not materially affected the Company to date, the Company has found it more difficult to find qualified individuals, and the possibility exists that competition for skilled labor could limit the Company's results of operations.

Liquidity and Capital Resources

Financing and Investing Activities

In July 1997 the Company amended and restated its revolving credit facility with a group of major banks, increasing its credit limit to $250 million from $100 million, and used $200 million drawn under the facility, together with $50 million of cash on hand, to purchase two deep-water semisubmersibles, the Maersk Vinlander and Maersk Jutlander, for a combined purchase price of $250 million.

In addition to the purchase of the Maersk Vinlander and Maersk Jutlander, other capital expenditures for 1997 were $142.4 million for the conversion of the Glomar Celtic Sea, $120.0 million for the conversion of the Glomar Explorer, $41.7 million for improvements to the existing fleet, $20.9 million for capitalized interest, and $5.3 million for other expenditures.

In September 1997 the Company issued $300 million of 7-1/8% Notes due 2007
(the "7-1/8% Notes") and received cash proceeds of $299.3 million, of which $200 million was used to pay all amounts outstanding under the revolving credit facility.

In December 1997 the Company terminated its $250 million revolving credit facility and entered into a new five-year, unsecured revolving credit facility with substantially the same group of banks under which the Company may borrow up to $240 million on more favorable terms.

In December 1997 the Company redeemed the entire $223.9 million of 12-3/4% Senior Secured Notes due 1999 (the "Senior Secured Notes") then outstanding at a price of 102 percent of principal, plus accrued interest. The total required payment was $242.6 million, which was funded with cash on hand, including the balance of the proceeds from the 7-1/8% Note issuance, together with $100 million drawn under the $240 million bank revolving credit facility. The Company recorded an extraordinary charge on debt extinguishment in the amount of $4.5 million, net of a $2.4 million income tax benefit.

Historical Cash Flows

In 1997 cash flow provided by operating activities amounted to $359.3 million. An additional $397.1 million was provided from the issuance of long-term debt (net of issue costs) and net borrowings under the revolving credit facilities, $25.8 million was provided from maturities of marketable securities (net of purchases), $10.0 million was provided from the exercise of employee stock options, and $3.6 million was provided from sales of properties and equipment. From the $795.8 million sum of cash inflows, plus available cash, $580.3 million was used for capital expenditures and $229.5 million was used to redeem long-term debt.

In 1996 cash flow provided by operating activities amounted to $139.2 million. An additional $25.9 million was provided from maturities of marketable securities (net of purchases), $9.2 million was provided from the exercise of stock options, and $3.7 million was provided from sales of properties and equipment. From the $178.0 million sum of cash inflows, $118.3 million was used for capital expenditures.

In 1995 cash flow provided by operating activities amounted to $75.0 million. An additional $23.9 million was provided from sales of properties and equipment, primarily the sale of the Glomar Main Pass III. From the $98.9 million sum of cash inflows from operations and proceeds from sales of properties and equipment, plus available cash, $73.5 million was used for capital expenditures and $28.8 million was used for purchases of marketable securities (net of maturities).

Future Cash Requirements

As of December 31, 1997, the Company had long-term debt of $417.3 million and shareholders' equity of $805.6 million. Long-term debt at December 31 consisted of $299.4 million of 7-1/8% Notes due 2007, $100.0 million of borrowings under the Company's $240 million revolving credit facility, and a $17.9 million capital lease obligation.

The annual interest on the 7-1/8% Notes is $21.4 million, payable semiannually each March and September.

The Company may redeem the 7-1/8% Notes in whole at any time, or in part from time to time, at a price equal to 100 percent of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the notes. The indenture relating to the 7-1/8% Notes contains limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions.

At a closing held on March 10, 1998, the Company purchased a deep-water semisubmersible drilling rig, the Stena Forth, for a purchase price of $150 million. The Company financed the rig's purchase through borrowings under its bank credit facilities. The Stena Forth is an enhanced Friede & Goldman L-907 design rig built in 1983 at Daewoo Shipbuilding in South Korea. The rig is substantially similar to the Company's Glomar Arctic I, Glomar Arctic III, and Maersk Jutlander third-generation semisubmersibles. The Stena Forth is currently equipped to drill in water depths to 1,800 feet and is capable of being modified for water depths in excess of 3,000 feet. The Stena Forth is operating in the U.K. sector of the North Sea under a contract that extends through November 1999. This contract is expected to generate total revenues of approximately $64 million and will contribute immediately to the Company's earnings and cash flow.

The Stena Forth is the fifth deep-water addition since 1995 and has increased the size of the Company's deep-water fleet to a total of eight rigs. The deep-water segment of the Company's fleet is expected to generate approximately 40 percent of the Company's cash flow from contract drilling operations in 1998.

In February 1998 the Company received a deep-water drilling commitment from an international oil company. The contract will require construction of a new dynamically-positioned drillship that the customer will use for thirty of thirty-six months following delivery, followed by two one-year options. Revenues to be generated over the thirty-month period are approximately $186 million. The drillship is scheduled to be delivered in the fourth quarter of 1999, after which operations will begin in the U.S. Gulf of Mexico. The new drillship will be initially capable of drilling in water depths of 9,000 feet, upgradable to 12,000 feet.

In March 1998 the Company received another long-term deep-water drilling commitment requiring new construction of another dynamically-positioned drillship. This latest contract is with a major multinational oil company for use of the rig for a period of three years and is expected to generate revenues of approximately $208 million. The customer has the right to reduce the term to two years prior to July 1, 1998, in which case the Company may market the drillship for two six-month periods in the three years following delivery. The Company may take either the first or second six-month period of the first year following delivery from the shipyward and another six-month period following the customer's first year of use. The new drillship will be initally capable of drilling in water depths of 8,000 feet, upgradable to 12,000 feet. Delivery is scheduled for the first quarter of 2000.

The cost of the two new drillships will total approximately $660 million, of which approximately $265 million in construction costs and $9 million of capitalized interest are expected to be incurred in 1998. The Company intends to finance construction of the two ships with internally generated funds and funds available under the Company's existing bank credit facilities.

Capital expenditures for 1998 are estimated to be $559 million, including $150 million to purchase the Stena Forth, $265 million for construction of the new drillships, $27 million to complete the conversion of the Glomar Celtic Sea, $58 million to complete the conversion of the Glomar Explorer, $44 million for improvements to the remainder of the drilling fleet, $13 million for capitalized interest, and $2 million for other capital expenditures.

Operating lease payments for 1998, primarily for offshore drilling rigs used in the Company's turnkey drilling operations, are expected to be a minimum of $81.8 million based on leases with original terms of at least one year in effect at December 31, 1997.

Sources of Liquidity

As of December 31, 1997, the Company had $80.6 million of cash, cash equivalents and marketable securities, including $1.5 million which was restricted from use for general corporate purposes. As of December 31, 1996, the Company had $120.4 million in cash, cash equivalents and marketable securities.

In January 1998 the Company entered into a new one-year $150 million unsecured credit facility in connection with the purchase of the Stena Forth, bringing the Company's total bank credit facilities to $390 million. As of March 10, 1998, $50 million was available for future borrowings under all bank credit facilities.

The Company believes that it will be able to meet all of its current obligations, including capital expenditures and debt service, from its existing bank credit facilities, its cash flow from operations, and its cash, cash equivalents and marketable securities.

As part of upgrading and expanding its rig fleet and other assets, the Company considers and pursues the acquisition or construction of suitable additional rigs and other assets on an ongoing basis. If the Company decides to undertake an acquisition or the construction of a vessel, the issuance of additional debt or additional shares of stock could be required.

The Company has a registration statement on Form S-3 for the proposed offering from time to time of (i) debt securities that may be subordinated to other indebtedness of the Company, (ii) shares of preferred stock, $0.01 par value per share, and/or (iii) shares of common stock, $0.10 par value per share, for an aggregate initial public offering price not to exceed $75 million. Any net proceeds from the sale of offered securities would be used for general corporate purposes which may include, but are not limited to, capital expenditures and the financing of acquisitions. The Company has not offered for sale or sold any securities under this registration statement.

Year 2000 Impact

The "Year 2000" problem refers to the inability of computer programs to correctly interpret the century from a date in which the year is represented by only two digits. A computer system which is not Year 2000 compliant would not be able to correctly process certain data, or in extreme situations, could cause the entire system to be disabled. In 1995 the Company purchased and developed new accounting, payroll, personnel and purchasing software as part of the migration of its computer systems from a mainframe platform to a PC-based client/server platform. The Company has tested these new systems and believes them to be Year 2000 compliant. The Company has other, non-critical computer systems that have not yet been fully evaluated. The Company has initiated a task force which will evaluate these other systems within the next year, and believes that in the event these other systems are not Year 2000 compliant, they can become compliant with minimal cost to the Company.

The Company has initiated discussions with its significant suppliers and customers to determine the extent to which their failure to correct their own Year 2000 issues could affect the Company. The Company cannot guarantee that Year 2000 problems, if any, in other companies' systems on which it relies will be timely resolved or that other companies' failure to resolve such problems, or resolutions incompatible with the Company's systems, would not have a material adverse effect on the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not significant.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Global Marine Inc.

We have audited the consolidated balance sheet of Global Marine Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Marine Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.


Houston, Texas
March 11, 1998

                        [THIS PAGE INTENTIONALLY BLANK]

                        GLOBAL MARINE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                        (In millions, except per share data)

                                                   Year Ended December 31,
                                              ------------------------------
                                               1997         1996       1995
                                              ------       ------     ------
Revenues:
  Contract drilling                           $  579.4     $362.5     $248.9
  Drilling management                            480.5      305.3      209.3
  Oil and gas                                      7.2       12.9        9.8
                                              --------     ------     ------
    Total revenues                             1,067.1      680.7      468.0

Expenses:
  Contract drilling                              252.9      200.8      166.9
  Drilling management                            430.2      277.3      192.0
  Oil and gas                                      3.3        2.6        3.4
  Depreciation, depletion and amortization        55.1       40.9       31.0
  General and administrative                      20.5       18.3       14.4
                                              --------     ------     ------
                                                 762.0      539.9      407.7
                                              --------     ------     ------
    Operating income                             305.1      140.8       60.3

Other income (expense):
  Interest expense                               (39.7)     (30.9)     (30.2)
  Interest capitalized                            20.9        2.6        5.6
  Interest income                                  7.7        6.2        4.7
  Gain on sale of offshore drilling rig              -          -       14.7
  Other                                              -        1.0          -
                                              --------     ------     ------
  Total other income (expense)                   (11.1)     (21.1)      (5.2)
                                              --------     ------     ------
  Income before income taxes and
    extraordinary item                           294.0      119.7       55.1

Provision (benefit) for income taxes:
  Current income tax provision                    33.5        9.6        3.2
  Deferred income tax benefit                    (54.6)     (70.0)         -
                                              --------     ------     ------
    Total provision (benefit) for income
      taxes (Note 8)                             (21.1)     (60.4)       3.2
                                              --------     ------     ------
  Income before extraordinary item               315.1      180.1       51.9
  Extraordinary loss on extinguishment of
    debt, net of income tax benefit of $2.4
    (Note 3)                                      (4.5)         -          -
                                              --------     ------     ------
    Net income                                $  310.6      180.1     $ 51.9
                                              ========     ======     ======

Basic earnings per common share (Note 9):
  Before extraordinary item                   $   1.84     $ 1.07     $ 0.31
  Extraordinary loss on extinguishment of
    debt, net                                    (0.03)         -          -
                                              --------     ------     ------
    Basic earnings per common share           $   1.81     $ 1.07     $ 0.31
                                              ========     ======     ======

Diluted earnings per common share (Note 9):
  Before extraordinary item                   $   1.79     $ 1.03     $ 0.31
  Extraordinary loss on distinguishment of
    debt, net                                    (0.03)         -          -
                                              --------     ------     ------
    Diluted earnings per common share         $   1.76     $ 1.03     $ 0.31
                                              ========     ======     ======


                 See notes to consolidated financial statements.

                        GLOBAL MARINE INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                  ($ in millions)

                                       ASSETS

                                                               December 31,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Current assets:
  Cash and cash equivalents (Note 2)                      $   78.9       $ 92.9
  Marketable securities (Note 2)                               1.7         27.5
  Accounts receivable, less allowance for doubtful
    accounts of $2.8 in 1997 and $1.3 in 1996                152.2        104.4
  Future income tax benefits (Note 8)                         70.0            -
  Costs incurred on turnkey drilling contracts
    in progress                                               11.7         10.8
  Prepaid expenses                                             3.1          8.0
  Other current assets                                        10.1          2.9
                                                          --------       ------

      Total current assets                                   327.7        246.5

Properties and equipment:
  Rigs and drilling equipment, less accumulated
    depreciation of $275.4 in 1997 and $224.4 in 1996        992.6        471.9
  Oil and gas properties, full cost method, less
    accumulated depreciation, depletion and
    amortization of $29.7 in 1997 and $31.1 in 1996            6.4          5.5
                                                          --------       ------

      Net properties and equipment                           999.0        477.4

Future income tax benefits, net of valuation
  allowance (Note 8)                                          79.4         70.0
Other assets                                                  15.8         13.9
                                                          --------       ------
      Total assets                                        $1,421.9       $807.8
                                                          ========       ======


                  See notes to consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                  ($ in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               December 31,
                                                           -------------------
                                                             1997        1996
                                                           ------       ------
Current liabilities:
  Accounts payable                                        $  115.5      $ 53.5
  Accrued compensation and related employee costs             30.5        19.0
  Accrued income taxes                                        19.5         4.4
  Other accrued liabilities                                   18.0        10.7
                                                          --------      ------

       Total current liabilities                             183.5        87.6

Long-term debt (Note 3)                                      399.4       225.0
Capital lease obligation (Note 4)                             17.9        16.6
Other long-term liabilities                                   15.5        19.5
Commitments and contingencies (Note 4)                           -           -

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million shares
    authorized, no shares issued or outstanding                  -           -
  Common stock, $0.10 par value, 300 million shares
    authorized, 172,202,785 shares and 169,440,569
    shares issued and outstanding at December 31, 1997
    and 1996, respectively                                    17.2        16.9
  Additional paid-in capital                                 310.1       274.5
  Retained earnings                                          478.3       167.7
                                                          --------      ------

       Total shareholders' equity                            805.6       459.1
                                                          --------      ------

       Total liabilities and shareholders' equity         $1,421.9      $807.8
                                                          ========      ======


                  See notes to consolidated financial statements.

                        GLOBAL MARINE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In millions)
                                                      Year Ended December 31,
                                                     --------------------------
                                                      1997      1996      1995
                                                     ------    ------    ------
Cash flows from operating activities:
  Net income                                        $ 310.6   $ 180.1   $  51.9
  Adjustments to reconcile net income to net
    cash flow provided by operating activities:
    Deferred income tax benefit                       (54.6)    (70.0)        -
    Depreciation, depletion and amortization           55.1      40.9      31.0
    Gains on sales of properties and equipment            -      (1.1)    (14.7)
    Extraordinary loss on debt extinguishment           4.5         -         -
    Increase in accounts receivable                   (49.6)    (37.2)     (7.1)
    (Increase) decrease in costs incurred on
       turnkey drilling contracts in progress           (.9)     (2.4)     10.1
    (Increase) decrease in other current assets        (2.3)     (7.8)      7.2
    Increase (decrease) in accounts payable            62.0      19.6      (5.6)
    Increase in accrued interest                        5.4         -         -
    Increase in other accrued liabilities              31.2      19.0       3.0
    Other, net                                         (2.1)     (1.9)      (.8)
                                                    -------    ------    ------
    Net cash flow provided by operating activities    359.3     139.2      75.0

Cash flows from investing activities:
  Capital expenditures                               (580.3)   (118.3)    (73.5)
  Purchases of held-to-maturity securities            (20.8)    (75.3)   (124.3)
  Proceeds from maturities of held-to-maturity
    securities                                         46.6     101.2      95.5
  Proceeds from sales of properties and equipment       3.6       3.7      23.9
                                                    -------   -------   -------
    Net cash flow used in investing activities       (550.9)    (88.7)    (78.4)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt            599.3         -         -
  Reductions of long-term debt                       (429.5)        -         -
  Proceeds from exercise of employee stock options     10.0       9.2       3.3
  Debt issue costs                                     (2.2)        -         -
                                                    -------   -------    ------
    Net cash flow provided by financing activities    177.6       9.2       3.3
                                                    -------   -------   -------

Increase (decrease) in cash and cash equivalents      (14.0)     59.7       (.1)

Cash and cash equivalents at beginning of year         92.9      33.2      33.3
                                                    -------   -------   -------
Cash and cash equivalents at end of year            $  78.9   $  92.9   $  33.2
                                                    =======   =======   =======


                See notes to consolidated financial statements.

                             GLOBAL MARINE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                       ($ in millions)
                                                                              Retained
                                                                Additional    Earnings
                                             Common Stock         Paid-in   (Accumulated
                                        ----------------------
                                          Shares     Par Value    Capital     Deficit)    Total
                                        -----------  ---------  ----------   -----------  -----

Balance at December 31, 1994            164,408,185     $16.4      $260.2     $ (64.3)   $212.3
  Net income                                      -         -           -        51.9      51.9
  Exercise of employee stock options      1,615,299        .2         3.1           -       3.3
  Stock issued under other employee
    benefit plans                           434,599         -         1.5           -       1.5
                                        -----------     -----      ------     -------    ------

Balance at December 31, 1995            166,458,083      16.6       264.8       (12.4)    269.0
  Net income                                      -         -           -       180.1     180.1
  Exercise of employee stock options      2,963,567        .3         8.9           -       9.2
  Stock issued under other employee
    benefit plans                            18,919         -          .2           -        .2
  Income tax benefit from stock
    option exercises                              -         -          .6           -        .6
                                        -----------     -----      ------      ------    ------

Balance at December 31, 1996            169,440,569      16.9       274.5       167.7     459.1
  Net income                                      -         -           -       310.6     310.6
  Exercise of employee stock options      2,636,527        .3        10.3           -      10.6
  Stock issued under other employee
    benefit plans                           149,588         -         3.1           -       3.1
  Stock canceled                            (23,899)        -         (.5)          -       (.5)
  Income tax benefit from stock
    option exercises                              -         -        22.7           -      22.7
                                        -----------     -----      ------      ------    ------

Balance at December 31, 1997            172,202,785     $17.2      $310.1      $478.3     $805.6
                                        ===========     =====      ======      ======     ======


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

Properties and Depreciation

Rigs and Drilling Equipment. Capitalized costs of rigs and drilling equipment include all costs incurred in the acquisition of capital assets including allocations of interest costs incurred during periods that rigs are under construction or refurbishment. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of property sold or retired and the related accumulated depreciation are removed from the accounts; resulting gains or losses are included in income.

Jackup drilling rigs are depreciated over initial lives of 25 years, with salvage values of $0.5 million per rig. Semisubmersible drilling rigs and drillships, other than the Glomar Explorer, are depreciated over initial lives ranging from 10 to 20 years, with salvage values of $1.0 million per rig. The Glomar Explorer, which is expected to enter the active fleet in April 1998, will be depreciated over the remainder of its 30-year lease, or approximately 28.5 years, with no salvage value.

Oil and Gas Properties. The Company uses the full-cost method of accounting for oil and gas exploration and development costs. Under this method of accounting, the Company capitalizes all costs incurred in the acquisition, exploration and development of oil and gas properties and amortizes such costs, together with estimated future development and dismantlement costs, using the units-of-production method.

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

The Company may be exposed to the risk of foreign currency exchange losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses, which are primarily attributable to the British pound, have not been and are not expected to be material. This is due to the fact that the Company's revenues are primarily denominated in U.S. dollars, revenues in each foreign currency are approximately equal to the Company's local expenses in that currency, and the Company does not speculate in foreign currencies or maintain significant foreign currency cash balances.

Stock-Based Compensation Plans

The Company accounts for its stock option and stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, is charged to income over the vesting period. With respect to performance-based stock awards, under which the number of shares issued is dependent on the attainment of certain long-term performance goals, compensation expense is charged to income over the performance (vesting) period but is adjusted for changes in the market price of the stock during the period. (See Note 6.)

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

NOTE 2 - INVESTMENTS

At December 31, 1997 and 1996, all of the Company's investments in cash equivalents and marketable securities consisted of debt securities which were classified as held-to-maturity and were carried at amortized cost. A summary of the estimated fair values of investments as of December 31 follows:

                                                        1997      1996
                                                       ------    ------
                                                         (In millions)

     Cash equivalents:
       Commercial paper                                $78.8     $ 86.3
       Eurodollar time deposits                          7.0       12.1
                                                       -----     ------
                                                       $85.8     $ 98.4
                                                       =====     ======

     Marketable securities:
       Eurodollar time deposits                        $ 1.5     $  6.6
       Certificates of deposit                            .2         .2
       Commercial paper                                    -       20.6
       U.S. treasury obligations                           -         .1
                                                       -----     ------
                                                       $ 1.7     $ 27.5
                                                       =====     ======


The estimated fair values of investments approximated their carrying values; therefore, there were no unrealized holding gains or losses as of December 31, 1997 or 1996. The estimated fair values of investments as of December 31 grouped by contractual maturities were as follows:

                                                        1997      1996
                                                       ------    ------
                                                         (In millions)

     Within three months or less                       $85.8     $ 98.4
     After three months through one year                 1.7       27.5
                                                       -----     ------
                                                       $87.5     $125.9
                                                       =====     ======


As of December 31, 1997, $1.5 million of the Company's cash and short-term investments collateralized outstanding operating letters of credit and was restricted from use for general corporate purposes.

The following are investments in connection with certain of the Company's nonqualified pension plans as of December 31, 1997 and 1996. The investments were categorized as available-for-sale and were included in other assets at December 31. Unrealized holding gains and losses for each year were not material.

                                             1997                  1996
                                      ------------------    ------------------
                                      Cost    Fair Value    Cost    Fair Value
                                      ----    ----------    ----    ----------
                                                   (In millions)

     Money market mutual fund         $4.0       $4.0       $1.9       $1.9
     Bond mutual fund                  1.0        1.0        0.9        0.9
     Stock and bond mutual fund        0.8        0.9        0.7        0.8
                                      ----       ----       ----       ----
                                      $5.8       $5.9       $3.5       $3.6
                                      ====       ====       ====       ====

NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31 consisted of the following:

                                                             1997      1996
                                                             ----      ----
                                                              (In millions)

7-1/8% Notes due 2007, net of discount                      $299.4
Borrowings under $240 milion bank revolving
  credit facility                                            100.0
12-3/4% Senior Secured Notes due 1999                            -    $225.0
                                                            ------    ------
Total long-term debt including current maturities            399.4     225.0
Less current maturities                                          -         -
                                                            ------    ------
  Long-term debt                                            $399.4    $225.0
                                                            ======    ======



On September 15, 1997, the Company issued $300 million of 7-1/8% Notes due
2007 (the "7-1/8% Notes"). The cash proceeds from the issuance totaled $299.3 million, of which $200.0 million was used to pay all amounts then outstanding under a $250 million bank revolving credit facility. Interest on the 7-1/8% Notes is payable on March 1 and September 1 of each year. The Company may redeem the 7-1/8% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the notes.

On December 9, 1997, the Company terminated its $250 million bank revolving credit facility and entered into a new five-year, unsecured revolving credit facility with substantially the same group of banks under which the Company may borrow up to $240 million at interest rates determinable at the time of the borrowings. The unused portion of the credit facility is subject to an annual commitment fee of twelve-hundredths of one percent. As of December 31, 1997, borrowings under the credit facility totaled $100.0 million, with an annual interest rate of 6.325%.

On December 15, 1997, the Company redeemed the entire $223.9 million of 12-3/4% Senior Secured Notes due 1999 then outstanding at a price of 102 percent of principal, plus accrued interest. The total required payment was $242.6 million, which was funded with cash on hand, including the balance of the proceeds from the 7-1/8% Note issuance, together with $100 million drawn under the $240 million bank revolving credit facility. The Company recorded an extraordinary loss on the early debt extinguishment in the amount of $4.5 million, net of a $2.4 million income tax benefit.

On January 29, 1998, the Company entered into a new one-year unsecured revolving credit facility in connection with the acquisition of the offshore drilling rig, Stena Forth (see Note 4). Under the facility, the Company may borrow up to $150 million at interest rates determinable at the time of the borrowings. The unused portion of the credit facility is subject to an annual commitment fee of one-tenth of one percent.

The 7-1/8% Note indenture contains limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions, among other things. The bank credit agreements contain similar limitations and also require the Company to maintain minimum levels of net worth and interest coverage and limit the Company's maximum debt as a percentage of capitalization.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

As of December 31, 1997, six of the offshore drilling rigs the Company used in its turnkey drilling operations were subject to operating leases with initial or remaining terms from 12 to 18 months, and the Company also had operating leases for office buildings and equipment with remaining terms up to approximately four years. In addition, at December 31, 1997, the Company had under capital lease the offshore rig, Glomar Explorer, through 2026. Some of the leases may be renewed at the Company's option, and some are subject to rent revisions based on the Consumer Price Index or increases in building operating costs. Rent expense for 1997, 1996, and 1995 was $149.2 million, $85.8 million, and $42.0 million, respectively.

Future minimum rental payments for the Company's lease obligations as of December 31, 1997, were as follows:

                                                       Capital   Operating
                                                        Lease      Leases
                                                       -------   ---------
                                                          (In millions)


      Year ended December 31:
        1998                                            $  .2        $81.8
        1999                                              1.8         11.9
        2000                                              1.8          1.0
        2001                                              1.8           .6
        2002                                              1.8           .1
        Later years                                      42.3            -
                                                        -----        -----
      Total future minimum rental payments               49.7        $95.4
                                                                     =====
      Less amount representing imputed interest          31.6
                                                        -----
      Present value of future minimum rental
        payments under capital lease                     18.1
      Less current portion included in accrued
        liabilities                                        .2
                                                        -----
      Long-term capital lease obligation                $17.9
                                                        =====


In January 1998 the Company entered into an agreement to purchase the offshore drilling rig, Stena Forth, for a purchase price of $150 million. The Company assumed operation of the rig at closing, which occurred on March 10,1998. The Company financed the rig's purchase through borrowings under its bank credit facilities.

In the first quarter of 1998 the Company entered into an agreement with a shipyard to construct two dynamically-positioned deep-water drillships at a cost of approximately $660 million. The new drillships, which are expected to be completed in the fourth quarter of 1999 and the first quarter of 2000, will be financed with internally generated funds and funds available under the Company's existing bank credit facilities.

The Company is involved in various lawsuits resulting from personal injury and property damage. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

The Company had cash deposits concentrated primarily in five major banks at December 31, 1997 and 1996. In addition, the Company had certificates of deposit, commercial paper and Eurodollar time deposits with a variety of companies and financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

Fair Values of Financial Instruments

The estimated fair value of the Company's $399.4 million carrying value of long-term debt approximated $410.6 million at December 31, 1997. The estimated fair value of the $225.0 million Senior Secured Notes, which were redeemed in December 1997, approximated $241.8 million at December 31, 1996. Fair values were based on quoted market prices or on the current rates offered to the Company for debt of the same remaining maturity. The fair values of the Company's cash equivalents, marketable securities, trade receivables and trade payables approximated their carrying values due to the short-term nature of these instruments (see Note 2).


NOTE 6 - STOCK-BASED COMPENSATION PLANS

At December 31, 1997, the Company had three stock-based compensation plans, the Global Marine Inc. 1989 Stock Option and Incentive Plan (the "Employee Plan"), the Global Marine Inc. 1994 Non-Employee Stock Option and Incentive Plan (the "Non-Employee Plan"), and the Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Employee Plan, incentive and non-qualified options to purchase a fixed number of shares of the Company's common stock ("stock options") may be granted to key employees; under the Non-Employee Plan, non-qualified stock options may be granted to certain non-employees; and under both plans, shares of common stock may be sold at prices below the market price at the time of the sale. Under the Director Plan, non-qualified stock options are automatically granted each year to outside directors of the Company. One half of each stock option grant under the Director Plan becomes exercisable one year after the grant date with the remainder exercisable after two years. With respect to stock options under the Employee Plan and Non-Employee Plan, one half of each grant before December 31, 1995 became exercisable beginning one year after the date of grant, with the remainder exercisable after two years. Each grant after December 31, 1995 under the Employee Plan and Non-Employee Plan becomes exercisable in increments of 25 percent each year beginning one year after the grant date. Stock options under all plans expire ten years after the grant date and become exercisable in full if more than 50 percent of the Company's outstanding common stock is acquired by a person or a single group of persons. At December 31, 1997, 928,561 shares were available for future grants under all plans.

Under the Employee Plan, the Company has offered for sale to certain key employees at below-market prices a variable number of shares of common stock, the exact number being dependent on the Company's attainment of certain long-term performance goals ("performance-based stock awards").

Estimates of fair values of stock options and performance-based stock awards on the grant dates in the disclosures which follow were computed using the Black-Scholes option-pricing model based on the following assumptions:


                                         1997           1996           1995
                                         ----           ----           ----

Expected price volatility range           48%        41% to 43%     43% to 45%
Risk-free interest rate range        5.8% to 6.6%   5.5% to 6.8%   5.7% to 7.4%
Expected dividends                       none           none           none
Expected life of stock options         5 years        5 years        5 years
Expected life of performance-based
  stock awards                         3 years        3 years        3 years

Stock Options

A summary of the status of stock options granted under all plans is presented below:

                                                    Number
                                                  Of Shares   Weighted Average
                                                Under Option   Exercise Price
                                                ------------  ----------------

Shares under option at December 31, 1994          9,225,200         $3.12
   Granted                                        2,236,500         $4.01
   Exercised                                     (1,615,299)        $2.03
   Canceled                                         (11,000)        $3.86
                                                  ---------

Shares under option at December 31, 1995          9,835,401         $3.50
   Granted                                        1,317,500        $11.33
   Exercised                                     (2,963,567)        $3.13
   Canceled                                         (96,500)        $6.01
                                                  ---------

Shares under option at December 31, 1996          8,092,834         $4.88
   Granted                                        1,011,400        $22.91
   Exercised                                     (2,636,527)        $4.02
   Canceled                                         (37,900)       $15.51
                                                  ---------

Shares under option at December 31, 1997          6,429,807         $8.01
                                                  =========

                                                  Number
                                                Of Shares     Weighted Average
                                               Under Option    Exercise Price
                                               ------------   ----------------

Options exercisable at December 31,
   1995                                          6,753,201           $3.24
   1996                                          5,887,559           $3.59
   1997                                          4,457,868           $3.92

All stock options granted in 1995 had exercise prices equal to the market price of the Company's common stock on the day of grant and a weighted average fair value of $1.97 per share on the grant date. In 1996, the Company granted to a new employee 42,000 stock options with a weighted average exercise price of $6.81 per share, which was less than the market price of the stock on the date of grant, and a weighted average fair value of $11.01 per share. All other stock options granted in 1996 and all stock options granted in 1997 had exercise prices equal to the market price of the Company's common stock on the date of grant and had a grant-date weighted average fair value of $5.21 per share in 1996 and $11.37 per share in 1997.

The following table summarizes information with respect to stock options outstanding at December 31, 1997:

                               Options Outstanding                     Options Exercisable
                   ---------------------------------------------   ----------------------------
                                    Weighted
Range of              Number         Average         Weighted        Number         Weighted
Exercise           Outstanding      Remaining         Average      Exercisable       Average
 Prices            at 12/31/97  Contractual Life  Exercise Price   at 12/31/97   Exercise Price
--------           -----------  ----------------  --------------   ----------------------------

$0.56 to $2.75        833,862       2.7 years          $1.19          833,862          $1.19
$3.00 to $5.63      3,418,039       5.3 years          $4.18        3,418,039          $4.18
$6.69 to $10.25       925,092       8.1 years          $9.10          160,342          $8.28
$14.56 to $20.75    1,014,914       9.1 years         $20.23           45,625         $19.59
$28.75 to $34.19      237,900       9.7 years         $30.59                -              -
                    ---------                                       ---------
                    6,429,807       6.1 years          $8.01        4,457,868          $3.92
                    =========                                       =========


Performance-Based Stock Awards

Under the Employee Plan, the Company has offered to sell shares of Company stock to certain key employees at a price of $0.10 per share, the exact number of shares that each employee will be allowed to purchase being dependent on Company performance over three-year periods as measured against performance goals with respect to cash flow, earnings per share, and stock price. The performance period applicable to each offer ends on December 31 of the second full year following the year of the grant. A summary of the status of performance-based stock awards is presented below:

                                                     1997      1996      1995
                                                    ------    ------    ------
   Number of contingent shares at beginning
     of year                                       593,750   462,500   200,000
     Granted                                        68,600   131,250   262,500
     Issued                                       (141,098)        -         -
     Forfeited/canceled                            (92,584)        -         -
                                                   -------   -------   -------
   Number of contingent shares at end of year      428,668   593,750   462,500
                                                   =======   =======   =======

   Shares vested at December 31                    252,777   200,000         -
   Fair value at grant date                         $20.67     $9.23     $3.54



Pro Forma Disclosures

As discussed in Note 1 under "Stock-Based Compensation Plans," the Company accounts for its stock-based compensation plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for those stock options with exercise prices equal to the market price of the stock on the date of grant. The amount of compensation cost charged against income for the Company's performance-based stock awards was $6.3 million in 1997, $5.9 million in 1996, and $0.5 million in 1995. Had compensation cost for the Company's stock-based compensation plans been determined based on fair values as of the dates of grant, the Company's net income and earnings per share would have been reported as follows:


                                                    1997       1996       1995
                                                   ------     ------     ------
                                             (In millions, except per share amounts)

  Net income:                  As reported        $310.6      $180.1     $ 51.9
                               Pro forma          $311.5      $178.4     $ 50.1

  Basic earnings per share:    As reported        $ 1.81      $ 1.07     $ 0.31
                               Pro forma          $ 1.82      $ 1.06     $ 0.30

  Diluted earnings per share:  As reported        $ 1.76      $ 1.03     $ 0.31
                               Pro forma          $ 1.77      $ 1.02     $ 0.30



The pro forma figures above may not be representative of pro forma amounts in future years.


NOTE 7 - RETIREMENT PLANS

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


                                                       1997     1996     1995
                                                       ----     ----     ----
                                                            (In millions)

  Service cost - benefits earned during the period    $  2.7   $ 2.6    $ 1.9
  Interest cost on projected benefit obligation          5.6     5.0      4.1
  Actual return on plan assets                         (10.0)   (6.2)    (9.5)
  Net amortization and deferral                          5.3     3.0      6.7
                                                      ------   -----    -----
    Net pension cost                                  $  3.6   $ 4.4    $ 3.2
                                                      ======   =====    =====



The following table sets forth the funded status of the plans by plan type (for federal income tax reporting purposes) and the amounts recognized in the Company's consolidated balance sheet as of December 31:

                                                        1997                         1996
                                               --------------------------   -------------------------
                                               Qualified    Nonqualified    Qualified    Nonqualified
                                               ---------    -------------   ---------    ------------
                                                                   (In millions)
  Actuarial present value of plan benefits:
    Vested                                       $ 59.0        $ 9.9         $49.5          $ 8.7
    Nonvested                                       4.9          0.8           3.7             .5
                                                 ------        -----         -----          -----
      Accumulated benefit obligation               63.9         10.7          53.2            9.2
  Effect of projected salary increases             11.3          1.5           9.0            1.5
                                                 ------        -----         -----          -----
      Projected benefit obligation                 75.2         12.2          62.2           10.7
  Plan assets at fair value                        66.5          5.7          54.9            3.4
                                                 ------        -----         -----          -----
      Projected benefit obligation in
        excess of plan assets                       8.7          6.5           7.3            7.3
  Unrecognized net loss                           (11.2)        (2.1)         (7.2)          (2.7)
                                                 ------        -----         -----          -----
   (Prepaid) accrued pension cost                $ (2.5)       $ 4.4         $  .1          $ 4.6
                                                 ======        =====         =====          =====


Plan assets consist primarily of listed stocks and bonds.

The Company has established grantor trusts to provide funding for the benefits payable under certain of the nonqualified plans. The trusts are irrevocable, and grantor trust assets, which are excluded from plan assets in the table above, can be used only to pay such benefits, with certain exceptions. Fair value of the grantor trust assets totaled $5.9 million and $3.6 million at December 31, 1997 and 1996, respectively, and consisted of a money market mutual fund, a bond mutual fund, and a stock and bond mutual fund. Grantor trust assets are included in other assets on the consolidated balance sheet.

The expected long-term rate of return on plan assets used to compute pension cost was 9.0 percent for 1997, 1996, and 1995. The assumed rate of increase in future compensation levels ranged from 5.5 percent to 6.5 percent for each of 1997, 1996, and 1995. The discount rate used to compute the actuarial present value of the projected benefit obligation was 7.0 percent for 1997,
7.5 percent for 1996 and 7.25 percent for 1995.

The Company has a defined contribution savings plan in which substantially all of the Company's domestic employees are eligible to participate. Company contributions to the savings plan are based on the amount of employee contributions. Charges to expense with respect to this plan totaled $0.9 million for 1997, $0.8 million for 1996 and $0.6 million for 1995.

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

Net postretirement life insurance and health care cost consisted of the following components:

                                                          1997   1996   1995
                                                          ----   ----   ----
                                                             (In millions)

   Service cost - benefits earned during the period       $0.1   $0.1   $0.1
   Interest cost on accumulated postretirement
     benefit obligation                                    0.2    0.2    0.2
                                                          ----   ----   ----
     Net postretirement life insurance and health
       care cost                                          $0.3   $0.3   $0.3
                                                          ====   ====   ====



Benefits under the Company's postretirement life insurance and health care plans are not funded. The status of the plans as of December 31 was as follows:

                                                               1997    1996
                                                               ----    ----
                                                               (In millions)

   Actuarial present value of accumulated postretirement
     benefit obligation:
     Retirees and dependents                                   $1.2    $1.2
     Active employees eligible for benefits                     0.6     0.5
     Active employees not yet eligible for benefits             0.9     0.8
     Unrecognized net gain                                      0.1     0.1
                                                               ----    ----
   Accrued postretirement life insurance and health care
     liability                                                 $2.8    $2.6
                                                               ====    ====


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.0 percent for 1998, gradually declining to 6.0 percent by the year 2015 and remaining at that level thereafter. The effect of a one-percentage point increase in the assumed health care cost trend rate for each future year on (i) the portion of the accumulated postretirement benefit obligation applicable to health care benefits as of December 31, 1997 and (ii) the net postretirement health care cost for the year then ended would be immaterial. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0 percent for 1997 and 1996.

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

                                                   1997      1996      1995
                                                  ------    ------    ------
                                                         (In millions)

Current - Foreign                                 $ 19.0    $  7.0     $ 2.3
        - U.S. federal                              14.3       2.4        .9
        - State                                       .2        .2         -
                                                  ------    ------     -----
                                                    33.5       9.6       3.2
Deferred - U.S. federal                            (54.6)    (70.0)        -
                                                  ------    ------     -----
       Provision (benefit) for income taxes       $(21.1)   $(60.4)    $ 3.2
                                                  ======    ======     =====


A reconciliation of the differences between taxes on income before extraordinary item computed at the U.S. federal statutory rate of 35 percent and the Company's reported provision (benefit) for income taxes follows:

                                                1997         1996        1995
                                               ------       ------      ------
                                                       ($ in millions)

Income tax provision at statutory rate        $ 102.9      $  41.9      $ 19.3
Effect of foreign operations realignment         99.6            -           -
Decrease in valuation allowance recorded
  to paid-in capital                             22.6            -           -
Foreign income taxes, net of U.S. benefit        12.4          4.5         1.5
Other, net                                        1.0          (.6)       (2.2)
Net increase in NOL and other carryforwards     (13.2)        (2.9)       (1.4)
Decrease in the valuation allowance            (246.4)      (103.3)      (14.0)
                                              -------      -------      ------
  Provision (benefit) for income taxes        $ (21.1)     $ (60.4)     $  3.2
                                              =======      ========     ======

  Effective tax rate                              (7%) (1)    (50%) (1)     6% (1)

____________________

(1) Excluding the tax effects of a realignment of the Company's foreign operations in 1997 and a decrease in the valuation allowance in 1997, 1996 and 1995, the effective tax rate would have been 35% in 1997, 36% in 1996 and 31% in 1995.


Deferred tax assets and liabilities are recorded in recognition of the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                          1997        1996
                                                         ------      ------
                                                           (In millions)

Deferred tax assets:
  Net operating loss carryforwards                      $ 195.2     $ 368.5
  Investment and alternative minimum tax
    credit carryforwards                                   29.3        25.4
  Accrued expenses not currently deductible                 9.5        10.5
  Other                                                     8.8         2.0
                                                        -------     -------
                                                          242.8       406.4
    Less:  Valuation allowance                            (32.9)     (279.3)
                                                        -------     -------
      Deferred tax assets, net of valuation allowance     209.9       127.1

Deferred tax liabilities:
  Depreciation and depletion for tax in excess of
    book expense                                           46.7        32.5
  Tax benefit transfers                                    10.9        19.6
  Income recognized for book in excess of tax               2.3         4.0
  Other                                                      .6         1.0
                                                        -------     -------
    Total deferred tax liabilities                         60.5        57.1
                                                        -------     -------

    Net future income tax benefit recognized in
      consolidated balance sheet                        $ 149.4     $  70.0
                                                        =======     =======


At December 31, 1997, the Company had $413.1 million of U.S. NOL carryforwards, $16.8 million of non-expiring alternative minimum tax credit carryforwards, and $9.1 million of investment tax credit ("ITC") carryforwards which can be used to reduce the Company's U.S. federal income taxes payable in future years. The NOL and ITC carryforwards expire as follows:

                                                          NOL         ITC
                                                         -----       -----
                                                           (In millions)

    Year ended December 31:
         1998                                                        $ 4.1
         1999                                                          4.7
         2000                                                           .3
         2005                                           $271.3           -
         2006                                             66.2           -
         2007                                             21.5           -
         2008                                             35.8           -
         2009                                             18.3           -
                                                        ------       -----
                                                        $413.1       $ 9.1
                                                        ======       =====


In addition, the Company had $168.7 million of non-expiring foreign NOL carryforwards at December 31, 1997.

The Company's U.S. NOL and ITC carryforwards are subject to review and potential disallowance by the Internal Revenue Service ("IRS") upon audit of the Company's federal income tax returns. Section 382 of the Internal Revenue Code of 1986, as amended, may impair the future availability of the NOL and ITC carryforwards if there is a change in ownership of more than 50 percent of the Company's common stock. This limitation, if it applied, would limit the utilization of the NOL and ITC carryforwards in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed monthly by the IRS and the fair market value of all the Company's stock at the time of the ownership change. The interpretation of Section 382 is subject to numerous uncertainties. Accordingly, while the Company believes its carryforwards are available to it without limitation, such availability is not certain, nor is it certain that such carryforwards, if presently available without limitation, will continue to be available without limitation.


NOTE 9 - EARNINGS PER SHARE

In 1997 the Company adopted the provisions of SFAS No. 128, "Earnings per Share." All prior periods presented have been restated to conform to the new requirements. A reconciliation of the numerators and denominators of the basic and diluted per-share computations for income before extraordinary item follows:

                                           1997          1996          1995
                                       ------------  ------------  ------------
                                      ($ in millions, except per share amounts)


Income (numerator):
  Income before extraordinary item          $315.1       $180.1          $51.9
                                            ======       ======          =====

Shares (denominator):
  Shares - Basic                       171,159,212   167,915,661   165,142,881
  Effect of employee stock options       5,002,765     6,373,951     4,298,993
                                       -----------   -----------   -----------
  Shares - Diluted                     176,161,977   174,289,612   169,441,874
                                       ===========   ===========   ===========


Earnings per share before
  extraordinary item:
  Basic                                     $1.84         $1.07          $0.31
                                            =====         =====          =====
  Diluted                                   $1.79         $1.03          $0.31
                                            =====         =====          =====



NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash interest payments totaled $29.7 million in 1997 and $28.7 million in each of 1996 and 1995. Cash payments for income taxes totaled $18.1 million in 1997, $7.0 million in 1996, and $3.6 million in 1995.

In 1996 the Company financed the acquisition of the Glomar Explorer drillship by assuming a $16.0 million capital lease obligation.

NOTE 11 - INDUSTRY SEGMENT INFORMATION

The Company provides offshore drilling services on a dayrate basis principally in the U.S. Gulf of Mexico, the North Sea, and offshore West Africa and on a turnkey basis primarily in the U.S. Gulf of Mexico. In addition, the Company has oil and gas production interests principally in the U.S. Gulf of Mexico. In the industry segment data which follows, revenues from turnkey drilling services are included in drilling management services. Intersegment revenues are recorded at transfer prices which are intended to approximate the prices charged to unaffiliated customers and have been eliminated from consolidated revenues. Operating income consists of revenues less the related operating costs and expenses, excluding interest and unallocated corporate expenses. Adjustments and eliminations in part reduce operating income attributable to drilling management services for part or all of the profit on each turnkey well drilled on properties in which the Company has economic interests.

As part of the Company's strategy to increase its ability to respond to expanding opportunities in foreign markets, in December 1997 the Company realigned its foreign operations by transferring substantially all of its rigs and other assets operating outside the United States to its wholly-owned foreign subsidiaries. All amounts in the table which follows relate to domestic operations except where otherwise indicated.

                                      Drilling
                           Contract  Management                          Adjustments and
                           Drilling   Services   Oil and Gas  Corporate    Eliminations   Consolidated
                           --------  ----------  -----------  ---------  ---------------  ------------
                                                        (In millions)

Revenues from
  unaffiliated customers
    1997                    $579.4      $480.5      $  7.2     $     -        $      -       $1,067.1
    1996                     362.5       305.3        12.9           -               -          680.7
    1995                     248.9       209.3         9.8           -               -          468.0

Intersegment revenues
    1997                       5.3         2.1           -           -            (7.4)             -
    1996                       5.7         1.0           -           -            (6.7)             -
    1995                       9.5         3.5           -           -           (13.0)             -

Total revenues
    1997                     584.7       482.6         7.2           -            (7.4)       1,067.1
    1996                     368.2       306.3        12.9           -            (6.7)         680.7
    1995                     258.4       212.8         9.8           -           (13.0)         468.0

Operating income
    1997                     274.8        51.0         2.1       (21.8)           (1.0)         305.1
    1996                     125.4        29.4         6.8       (19.3)           (1.5)         140.8
    1995                      54.6        17.3         3.4       (15.0)              -           60.3

Depreciation, depletion
  and amortization
    1997                      51.7         0.3         1.8         1.3               -           55.1
    1996                      36.3         0.1         3.5         1.0               -           40.9
    1995                      27.4           -         3.0         0.6               -           31.0

Capital expenditures
    1997                     575.0         0.4         2.7         2.2               -          580.3
    1996                     115.4 (1)     0.4         1.5         1.0               -          118.3
    1995                      66.0         0.3         5.1         2.1               -           73.5

Identifiable assets
    1997 - Foreign           753.8         7.5           -         0.3               -          761.6
    1997 - Domestic          318.4        65.2         8.4       268.3               -          660.3
    1996                     545.9        37.8         8.2       215.9               -          807.8
    1995                     456.2        22.0        10.6        74.2               -          563.0
________________

(1) Excludes the $16.0 million acquisition of the Glomar Explorer through assumption of a capital lease.



No single customer provided more than ten percent of revenues for 1997 or 1996. In 1995 one customer provided $40.9 million of contract drilling revenues and $10.3 million of drilling management revenues.

Export sales by geographic areas were as follows:

                                                1997      1996      1995
                                               ------    ------    ------
                                                      (In millions)

    West Africa                                $254.6    $155.9    $ 68.2
    North Sea                                    84.2     101.2      80.0
    Trinidad                                     14.4       5.8      11.9
    Far East and Australia                          -         -      13.3
    Other                                        17.1       8.7      20.3
                                               ------    ------    ------
                                               $370.3    $271.6    $193.7
                                               ======    ======    ======

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(In millions, except per share data)

                                             1997                                    1996
                             -------------------------------------   -------------------------------------
                             Fourth     Third    Second     First    Fourth     Third    Second     First
                             Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                             -------   -------   -------   -------   -------   -------   -------   -------

Revenues                     $319.3    $304.4    $233.1    $210.3    $219.9    $177.9    $159.9    $123.0

Operating income               93.1      87.7      66.9      57.4      48.5      38.9      32.4      21.0

Income before
  extraordinary item           58.8      93.4      84.1      78.8     110.2      30.9      24.1      14.9

Net income                     54.3      93.4      84.1      78.8     110.2      30.9      24.1      14.9

Basic earnings per share
  before extraordinary
  item (1)                     0.34      0.54      0.49      0.46      0.65      0.18      0.14      0.09

Diluted earnings per share
  before extraordinary
  item (1)                     0.34      0.53      0.48      0.45      0.63      0.18      0.14      0.09

Net income includes the
  following special items:
  Benefit (provision) for
    income taxes (2)          (25.0)     15.0       25.0      30.0      70.0         -         -         -
  Extraordinary loss on
    debt extinguishment        (4.5)        -          -         -         -         -         -         -
  Gain on sale of oil and
    gas properties                -         -          -         -         -         -         -       1.1

Price ranges of
  common stock:
  High                     36-13/16    35         25        25-1/4    21-3/4    16-7/8    16-1/8     11
  Low                        21-5/8    23-1/2     17-7/8    17-1/4    15-1/2    13-1/8    10         7-5/8

_______________

(1) The Company adopted SFAS No. 128, "Earnings per Share," in the fourth quarter of 1997. Prior periods presented have been restated to conform to the new requirements.
(2) Adjustments to income taxes in the fourth quarter of 1997 are for the tax effects of a realignment of the Company's foreign operations, partially offset by the net recognition of the income tax benefits of prior years' net operating loss carryforwards. Adjustments to income taxes in all other quarters indicated are for net recognition of the income tax benefits of prior years' net operating loss carryforwards.



The Company did not declare any dividends on its common stock in either 1997 or 1996.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

Our report on the consolidated financial statements of Global Marine Inc. and subsidiaries is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 53 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.


Houston, Texas
March 11, 1998

                         GLOBAL MARINE INC. AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                     (In millions)

                                                  Additions
                                            -----------------------
                               Balance at   Charged to   Charged to               Balance
                               Beginning    Costs and      Other                  at End
        Description             of Year      Expenses     Accounts   Deductions   of Year
----------------------------   ----------   ----------   ----------  ----------   -------
Year ended December 31, 1997:
  Allowance for doubtful
    accounts receivable          $ 1.3        $ 1.7        $   -        $  .2      $ 2.8

Year ended December 31, 1996:
  Allowance for doubtful
    accounts receivable          $ 1.1        $  .5        $   -        $  .3      $ 1.3

Year ended December 31, 1995:
  Allowance for doubtful
    accounts receivable          $ 1.2        $  .1        $   -        $  .2      $ 1.1


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As permitted by General Instruction G, the information called for by this item with respect to the Company's directors, and the information required by this item and Item 405 of Regulation S-K with respect to filings under Section 16 of the 1934 Securities Exchange Act, is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. Information with respect to the Company's executive officers required by Item 401 of Regulation S-K is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."


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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                     Page

(a)   Financial Statements, Schedules and Exhibits

      (1)     Financial Statements
                 Report of Independent Accountants                    25
                 Consolidated Statement of Operations                 27
                 Consolidated Balance Sheet                           28
                 Consolidated Statement of Cash Flows                 30
                 Consolidated Statement of Shareholders' Equity       31
                 Notes to Consolidated Financial Statements           32

      (2)     Financial Statement Schedule
                 Report of Independent Accountants                    50
                 Schedule II - Valuation and Qualifying Accounts      51

              Schedules other than those listed above are omitted for the reason that they are not applicable.

      (3)     Exhibits

              The following are included as exhibits to this Annual Report on Form 10-K and are filed herewith unless otherwise indicated. Exhibits incorporated by reference are so indicated by parenthetical information.

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

    3(ii).1 By-laws of the Company as amended through November 14, 1996. (Incorporated herein by this reference to Exhibit 3(ii).2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

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

        4.4 Form of 7-1/8% Exchange Note Due 2007. (Incorporated herein by this reference to Exhibit 4.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on February 3, 1998.)

        4.5 Terms of 7-1/8% Notes Due 2007. (Incorporated herein by this reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997.)

       10.1 Second Amended and Restated Credit Agreement among Global Marine Inc., Various Lending Institutions, and Bankers Trust Company, as Administrative Agent, Societe Generale, Southwest Agency, as Documentation Agent, and Skandinaviska Enskilda Banken AB (publ) and Den Norske Bank ASA, New York Branch, as Co-Agents, dated as of December 9, 1997. (Incorporated herein by reference to Exhibit 99.3 of Amendment No.1 to the Registrant's Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on February 3, 1998.)

       10.2 Credit Agreement among Global Marine Inc., Various Lending Institutions, and Bankers Trust Company, as Administrative Agent, ABN AMRO Bank, Houston Agency, as Syndication Agent, and Societe Generale, Southwest Agency, as Documentation Agent, dated as of January 29, 1998. (Incorporated herein by reference to Exhibit
              99.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on February 3, 1998.)

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

       10.8 Bareboat Charter Agreement, dated July 2, 1996, between the United States of America and Global Marine Capital Investments Inc. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated August 1, 1996.)

*      10.9   Letter Employment Agreement dated February 14, 1995, between the Company and C. Russell Luigs. (Incorporated herein by this reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

*     10.10   Consulting Agreement dated February 14, 1986, between Challenger
              Minerals Inc. and Donald B. Brown. (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.)

*     10.11   Form of Letter Severance Agreement dated February 7, 1989, between the Company and six executive officers, respectively.
              (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1988.)

*     10.12   Letter Severance Agreement dated May 7, 1992, between the
              Company and one executive officer. (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)

*     10.13   Letter Severance Agreement dated February 20, 1996, between the
              Company and an executive officer. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

*     10.14   Global Marine Inc. 1989 Stock Option and Incentive Plan.
              (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1988.)

*     10.15   First Amendment to Global Marine Inc. 1989 Stock Option and
              Incentive Plan. (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

*     10.16   Second Amendment to Global Marine Inc. 1989 Stock Option and
              Incentive Plan. (Incorporated herein by this reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

*     10.17   Third Amendment to Global Marine Inc. 1989 Stock Option and
              Incentive Plan. (Incorporated herein by this reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

*     10.18   Fourth Amendment to Global Marine Inc. 1989 Stock Option and
              Incentive Plan. (Incorporated herein by this reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

*     10.19   Fifth Amendment to Global Marine Inc. 1989 Stock Option and
              Incentive Plan. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

*     10.20   Sixth Amendment to Global Marine Inc. 1989 Stock Option and
              Incentive Plan. (Incorporated herein by this reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

*     10.21   Form of Incentive Stock Sale Agreement dated February 11, 1997, between the Company and an executive officer. (Incorporated herein by this reference to Exhibit 10.19 of the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1996.)

*     10.22   Form of Performance Stock Memorandum dated June 7, 1994,
              regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1994.)

*     10.23   Form of Performance Stock Memorandum dated February 14, 1995, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.20 of the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1994.)

*     10.24   Form of Performance Stock Memorandum dated February 20, 1996, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.21 of the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1995.)

*     10.25   Form of Performance Stock Memorandum dated February 11, 1997, regarding conditional
              opportunity to acquire Company stock granted to six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

*     10.26   Performance Criteria for Compensation Intended to Qualify as
              "Performance-Based Compensation" Under Section 162(m) of the
              Internal Revenue Code. (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form
              10-Q for the quarter ended June 30, 1996.)

*     10.27   Executive Life Insurance Plan.  (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

*     10.28   Global Marine Inc. Executive Supplemental Retirement Plan of
              1990 (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1990), as amended by First Amendment thereto
              (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1997).

*     10.29   Global Marine Executive Deferred Compensation Trust as
              established effective January 1, 1995 (Incorporated herein by this reference to Exhibit 10.24 of the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1995), as amended by First Amendment thereto (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*     10.30   Global Marine Benefit Equalization Retirement Plan effective
              January 1, 1990. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

*     10.31   Global Marine Benefit Equalization Retirement Trust as
              established effective January 1, 1990. (Incorporated herein by this reference to Exhibit 10.9 of the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1989.)

*     10.32   Form of Indemnification Agreement entered into between the
              Company and each of its directors and officers. (Incorporated herein by this reference to Exhibit 10.12 of the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1986.)

*     10.33   Resolution dated August 5, 1997, regarding Directors'
              Compensation.   (Incorporated herein by this reference to
              Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

*     10.34   Amended and Restated Retirement Plan for Outside Directors.
              (Incorporated herein by this reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1990.)

*     10.35   Global Marine Outside Director Deferred Compensation Trust as
              established effective January 1, 1996. (Incorporated herein by this reference to Exhibit 10.34 of the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1996.)

*     10.36   Global Marine Inc. 1990 Non-Employee Director Stock Option Plan.
              (Incorporated herein by this reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1991.)

*     10.37   First Amendment to Global Marine Inc. 1990 Non-Employee Director
              Stock Option Plan. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

*     10.38   Second Amendment to Global Marine Inc. 1990 Non-Employee
              Director Stock Option Plan. (Incorporated herein by this reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

*     10.39   Global Marine Inc. 1997 Management Incentive Award Plan.
              (Incorporated herein by this reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996.)

*     10.40   Global Marine Inc. 1998 Management Incentive Award Plan.

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

_______________

*  Management contract or compensatory plan or arrangement.

       The Company hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the Securities and Exchange Commission on request agreements defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith in accordance with said Item.

(b)    Reports on Form 8-K

       The Company did not file any Current Reports on Form 8-K during the last quarter of 1997.

                      SIGNATURES REQUIRED FOR FORM 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GLOBAL MARINE INC.
                                           (REGISTRANT)

Date:  March 13, 1998                       By:         GARY L. KOTT
                                                ----------------------------
                                                       (Gary L. Kott)
                                                    Senior Vice President
                                                 and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                          Date
      ---------                      -----                          ----

     C.R. LUIGS
----------------------        Chairman of the Board             March 13, 1998
    (C.R. Luigs)           and Chief Executive Officer


    GARY L. KOTT
----------------------      Senior Vice President and           March 13, 1998
   (Gary L. Kott)            Chief Financial Officer
                          (Principal Financial Officer)


  THOMAS R. JOHNSON
----------------------     Vice President and Corporate
  (Thoms R. Johnson)                Controller                  March 13, 1998
                          (Principal Accounting Officer)


    DONALD B. BROWN
----------------------               Director                   March 13, 1998
   (Donald B. Brown)


     E.J. CAMPBELL
----------------------               Director                   March 13, 1998
    (E.J. Campbell)


     THOMAS CASON
----------------------               Director                   March 13, 1998
    (Thomas Cason)


    JOHN M. GALVIN
----------------------               Director                   March 13, 1998
   (John M. Galvin)


     J.C. MARTIN
----------------------               Director                   March 13, 1998
    (J.C. Martin)


     E.R. MULLER
----------------------               Director                   March 13, 1998
    (E.R. Muller)


   PAUL J. POWERS
----------------------               Director                   March 13, 1998
  (Paul J. Powers)


                                     Director
----------------------
    John G. Ryan)


   BEN G. STREETMAN
----------------------               Director                   March 13, 1998
  (Ben G. Streetman)