Form 10-Q
period 1998-03-31
GLOBAL MARINE INC
filed 1998-05-12
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

        (Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     [X]       No [  ]


The number of shares of the registrant's Common Stock, par value
$.10 per share, outstanding as of April 30, 1998 was 172,856,500.

                         GLOBAL MARINE INC.

                   TABLE OF CONTENTS TO FORM 10-Q

                    QUARTER ENDED MARCH 31, 1998

                                                             Page
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Report of Independent Accountants                        2

      Condensed Consolidated Statement of Operations for
         the Three Months Ended March 31, 1998 and 1997        3

      Condensed Consolidated Balance Sheet as of
         March 31, 1998 and December 31, 1997                  4

      Condensed Consolidated Statement of Cash Flows for
         the Three Months Ended March 31, 1998 and 1997        6

      Notes to Condensed Consolidated Financial Statements     7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations      9

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                 14

PART II - OTHER INFORMATION

   Item 5.  Other Information                                 15

   Item 6.  Exhibits and Reports on Form 8-K                  16

SIGNATURE                                                     17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998, and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Coopers & Lybrand L.L.P.

Houston, Texas
May 7, 1998

                   GLOBAL MARINE INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In millions, except per share amounts)


                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                              1998        1997
                                             ------      ------
Revenues:
  Contract drilling                          $176.5      $108.7
  Drilling management                          97.4        99.0
  Oil and gas                                   1.2         2.6
                                             ------      ------
    Total revenues                            275.1       210.3

Expenses:
  Contract drilling                            60.7        51.8
  Drilling management                          97.2        85.0
  Oil and gas                                    .5          .8
  Depreciation, depletion and amortization     20.6        10.6
  General and administrative                    5.4         4.7
                                             ------      ------
    Total operating expenses                  184.4       152.9
                                             ------      ------
    Operating income                           90.7        57.4

Other income (expense):
  Interest expense                             (8.4)       (8.1)
  Interest capitalized                          5.2         3.3
  Interest income                                .9         1.7
  Other                                           -         (.1)
                                             ------      ------
    Total other income (expense)               (2.3)       (3.2)
                                             ------      ------
    Income before income taxes                 88.4        54.2

Provision (benefit) for income taxes:
  Current tax provision                         5.1         5.4
  Deferred tax provision (benefit)             15.1       (30.0)
                                             ------      ------
    Total provision (benefit) for
      income taxes                             20.2       (24.6)
                                             ------      ------
Net income                                   $ 68.2      $ 78.8
                                             ======      ======

Earnings per share:
  Basic                                      $ 0.40      $ 0.46
  Diluted                                    $ 0.39      $ 0.45

     See notes to condensed consolidated financial statements.

                   GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                            ($ in millions)

                                ASSETS
                                          March 31, December 31,
                                            1998         1997
                                          --------  -----------
Current assets:
  Cash and cash equivalents               $   62.7    $   78.9
  Marketable securities                        1.7         1.7
  Accounts receivable, net of allowances     170.3       152.2
  Future income tax benefits                  70.0        70.0
  Costs incurred on turnkey drilling
    contracts in progress                     40.5        11.7
  Prepaid expenses                             8.5         3.1
  Other current assets                         7.6        10.1
                                          --------    --------
       Total current assets                  361.3       327.7

Properties and equipment:
  Rigs and drilling equipment, less
    accumulated depreciation of $293.7
    and $275.4 at March 31, 1998 and
    December 31, 1997, respectively        1,012.1       609.2
  Construction in progress                   257.3       383.4
  Oil and gas properties, full cost
    method, less accumulated
    depreciation, depletion and
    amortization of $30.2 and $29.7 at
    March 31, 1998 and December 31,
    1997, respectively                         7.6         6.4
                                          --------    --------
       Net properties and equipment        1,277.0       999.0

Future income tax benefits                    64.3        79.4
Other asset                                   35.7        15.8
                                          --------    --------
       Total assets                       $1,738.3    $1,421.9
                                          ========    ========


       See notes to condensed consolidated financial statements.

                   GLOBAL MARINE INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                             ($ in millions)

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                          March 31,   December 31,
                                             1998         1997
                                          --------    -----------
Current liabilities:
  Short-term bank debt                    $  125.0     $       -
  Accounts payable                           122.2         115.5
  Accrued compensation and related
    employee costs                            16.3          30.5
  Accrued interest                             3.2           6.6
  Accrued income taxes                        12.4          19.5
  Other accrued liabilities                    6.5          11.4
                                          --------     ---------
      Total current liabilities              285.6         183.5

Long-term debt                               539.4         399.4
Capital lease obligation                      18.4          17.9
Other long-term liabilities                   14.4          15.5

Shareholders' equity:
  Preferred stock, $0.01 par value,
    10 million shares authorized, no
    shares issued or outstanding                 -             -
  Common stock, $0.10 par value, 300
    million shares authorized,
    172,711,737 shares and 172,202,785
    shares issued and outstanding at
    March 31, 1998 and December 31,
    1997, respectively                        17.3          17.2
  Additional paid-in capital                 316.7         310.1
  Retained earnings                          546.5         478.3
                                          --------      --------
       Total shareholders' equity            880.5         805.6
                                          --------      --------
         Total liabilities and
           shareholders' equity           $1,738.3      $1,421.9
                                          ========      ========


        See notes to condensed consolidated financial statements.

                     GLOBAL MARINE INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions)

                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                              1998        1997
                                             ------      ------
Cash flows from operating activities:
 Net income                                 $  68.2     $  78.8
 Adjustments to reconcile net income
   to net cash flow provided by operating
   activities:
   Deferred income taxes                       15.1       (30.0)
   Depreciation, depletion and amortization    20.6        10.6
   Increase in accounts receivable            (18.7)      (13.4)
   Decrease (increase) in costs incurred
     on turnkey drilling contracts in
     progress                                 (28.8)        5.0
   Increase in other current assets            (2.9)       (6.2)
   Increase in accounts payable                 6.7         9.6
   Increase (decrease) in accrued interest     (3.4)        7.1
   Decrease in other accrued liabilities      (20.9)       (5.9)
   Other, net                                   (.1)         .8
                                            -------     -------
    Net cash flow provided by operating
     activities                                35.8        56.4

Cash flows from investing activities:
 Capital expenditures                        (320.4)      (55.5)
 Purchases of held-to-maturity securities      (1.0)      (19.0)
 Proceeds from maturities of
  held-to-maturity securities                   1.0        15.5
 Proceeds from sales of properties
  and equipment                                 2.0          .6
                                            -------     -------
    Net cash flow used in investing
     activities                              (318.4)      (58.4)

Cash flows from financing activities:
 Net increase in short-term debt              125.0           -
 Increases in long-term debt                  200.0           -
 Reductions of long-term debt                 (60.0)       (1.1)
 Proceeds from exercises of employee
  stock options                                 1.4         3.0
                                            -------     -------
    Net cash flow provided by financing
     activities                               266.4         1.9
                                            -------     -------
Decrease in cash and cash equivalents         (16.2)        (.1)
Cash and cash equivalents at beginning
 of period                                     78.9        92.9
                                            -------     -------
Cash and cash equivalents at end of
 period                                     $  62.7     $  92.8
                                            =======     =======

     See notes to condensed consolidated financial statements.


                     GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1998

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

Note 2 - Commitments to Purchase New Drillships

In the first quarter of 1998, the Company entered into agreements with Harland and Wolff Shipbuilding and Heavy Industries Ltd. for the construction of two dynamically-positioned deep-water drillships at a cost of approximately $660 million, including all equipment, financing, and other associated costs. The new drillships, which are expected to enter service in the first and second quarters of 2000, respectively, are intended to be financed with internally generated funds and funds available under the Company's existing bank credit facilities.

Note 3 - Long-term Debt

Long-term debt as of March 31, 1998 and December 31, 1997 consisted of the following:

                                              3/31/98   12/31/97
                                              -------   --------
                                                 (In millions)

7-1/8% Notes due 2007, net of discount        $299.4     $299.4
Borrowings under $240 million bank
  revolving credit facility                    240.0      100.0
                                              ------     ------
Total long-term debt including current
  maturities                                   539.4      399.4
Less current maturities                            -          -
                                              ------     ------
    Long-term debt                            $539.4     $399.4
                                              ======     ======


The weighted average annual rate of interest on borrowings under the Company's $240 million revolving credit facility was 6.0125% as of March 31, 1998, as compared to 6.325% as of December 31, 1997.

On January 29, 1998, the Company entered into a one-year unsecured revolving credit facility in connection with the acquisition of the offshore drilling rig, Stena Forth. Under the facility, the Company may borrow up to $150 million at interest rates determinable at the time of the borrowings. The unused portion of the credit facility is subject to an annual commitment fee of one-tenth of one percent. Borrowings under the $150 million credit facility are classified as short-term bank debt on the accompanying balance sheet and totaled $125.0 million at March 31, 1998, at an annual interest rate of 6.0875%.

Note 4 - Income Taxes

The Company's effective tax rate for financial reporting purposes for the first quarter of 1998 was approximately 23 percent, which was lower than the U.S. statutory rate of 35 percent, due to the Company's realignment of the ownership of its foreign operating assets in December 1997. As long as the Company permanently reinvests outside the U.S. its foreign subsidiaries' earnings that are not otherwise subject to U.S. taxation, the Company will neither incur nor provide for any U.S. federal income taxes on such foreign earnings. In the first quarter of 1997, the Company's effective tax rate differed from the U.S. statutory rate primarily due to the Company's recognition of the future tax benefits of a portion of the Company's unused net operating loss ("NOL") carryforwards.

Note 5 - Earnings per Share

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," in the fourth quarter of 1997. As a result, the Company's reported earnings per share for the first quarter of 1997 have been restated. A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                  Three Months Ended March 31,
                                  ---------------------------
                                     1998             1997
                                  ----------       ----------
                             (in millions, except per share data)

Net income (numerator):               $ 68.2           $ 78.8
                                      ======           ======

Shares (denominator):
  Shares - Basic                 172,592,586      170,043,727
    Effect of employee stock
    options                        3,445,740        5,953,919
                                 -----------      -----------
  Shares - Diluted               176,038,326      175,997,646
                                 ===========      ===========

Earnings per share:
  Basic                                $0.40            $0.46
  Diluted                              $0.39            $0.45


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Operating Results

Summary

Operating income increased by $33.3 million to $90.7 million for the first quarter of 1998 from $57.4 million for the first quarter of 1997, primarily as a result of higher contract drilling dayrates, partially offset by lower turnkey profit margins.

Data relating to the Company's operations by business segment follows:


                                  Three Months Ended
                                        March 31,        Increase
                                  ------------------
                                   1998        1997     (Decrease)
                                  ------      ------     --------
                                    ($ in millions)

Revenues:
  Contract drilling               $181.5      $112.0         62%
  Drilling management               98.0        99.0         (1%)
  Oil and gas                        1.2         2.6        (54%)
  Less: Intersegment revenues       (5.6)       (3.3)        70%
                                  ------      ------
                                  $275.1      $210.3         31%
                                  ======      ======

Operating income:
  Contract drilling               $ 96.1      $ 47.2        104%
  Drilling management                 .1        13.9        (99%)
  Oil and gas                         .3         1.3        (77%)
  Corporate expenses                (5.8)       (5.0)        16%
                                  ------      ------
                                  $ 90.7      $ 57.4         58%
                                  ======      ======


The Company reported net income of $68.2 million for the first quarter of 1998 as compared with net income of $78.8 million for the first quarter of 1997. Net income for the first quarter of 1997 included a $30.0 million net credit to deferred income taxes due to the recognition of tax benefits of operating loss carryforwards.

Despite a continuation of low oil prices, which began trending downward in the fourth quarter of 1997, the market for offshore drilling services remained firm through the first quarter of 1998. Worldwide utilization for offshore drilling rigs remained above 99 percent, and dayrates in substantially all geographic markets in which the Company operates were at historically high levels. Within the past few weeks, however, dayrates on some new contracts in the Gulf of Mexico and West Africa have declined. Should oil prices continue to remain low or decline further, oil and gas operators may curtail their capital spending programs, causing further decreases in dayrates.

In March 1998 the Company completed the purchase of a deep-water, third-generation semisubmersible drilling rig, the Stena Forth, for $150 million. The Stena Forth, renamed the Glomar Arctic IV, is currently operating in the U.K. sector of the North Sea under a drilling contract that extends through November 1999.

In the first quarter of 1998, the Company received two ultra-deep water drilling commitments, each with a multinational oil company. To fulfill the Company's obligations under the commitments, the Company entered into agreements with Harland and Wolff Shipbuilding and Heavy Industries Ltd.
for construction of two dynamically-positioned, deep-water drillships at a cost of approximately $660 million, including all equipment, financing, and other associated costs. The first drillship will be capable of drilling in water depths of 9,000 feet, upgradable to 12,000 feet, and is expected to enter service in the first quarter of 2000. The second drillship will be capable of drilling in water depths of 8,000 feet, upgradable to 12,000 feet, and is expected to enter service in the second quarter of 2000.
The Company intends to finance construction of the two ships with internally generated funds and funds available under existing bank credit facilities. The Company's deep-water fleet will total ten rigs with the addition of these two rigs.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                     Three Months Ended
                                          March 31,        Increase
                                     ------------------
                                      1998        1997    (Decrease)
                                     ------      ------    --------
Contract drilling revenues by
  area (in millions): (1)
    Gulf of Mexico                   $ 71.5      $ 47.7       50%
    West Africa                        59.5        44.3       34%
    North Sea                          33.5        19.9       68%
    Other                              17.0          .1      169%
                                     ------      ------
                                     $181.5      $112.0       62%
                                     ======      ======

Average rig utilization (2)             99%         98%
Fleet average dayrate               $69,800     $47,400

---------------
(1)  Includes revenues earned from affiliates.
(2)  Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations, and rigs during the periods they were being converted to drilling operations from other uses.

Of the $69.5 million increase in contract drilling revenues for the first quarter of 1998 as compared with the comparable quarter of 1997, $50.0 million was attributable to increases in dayrates, $18.1 million was attributable to fleet additions subsequent to the first quarter of 1997, and $3.1 million was attributable to higher rig utilization, partially offset by a $1.7 million decrease in non-dayrate revenues.

The mobilization of rigs between the geographic areas shown in the above table also affected each area's revenues over the periods indicated. Specifically, the Company mobilized one jackup from the Gulf of Mexico to Trinidad in June 1997, one jackup from West Africa to California in July 1997 and one jackup from the North Sea to offshore Argentina in September 1997.

The Company's operating profit margin for contract drilling operations increased to 53 percent for the first quarter of 1998 from 42 percent in the first quarter of 1997 as a result of higher dayrates. Operating expenses increased by $20.6 million due to higher depreciation and other operating costs in connection with the additions to the rig fleet, higher labor expense and general price-level increases, among other factors.

In February 1998 the Company completed the conversion of the Glomar Celtic Sea semisubmersible to drilling operations from an accommodations unit and began operating the rig in deep waters of the U.S. Gulf of Mexico under a three-year contract. The conversion of the Glomar Explorer drillship to a deep-water drilling rig is nearing completion, and the rig is expected to begin drilling in the U.S. Gulf of Mexico under a five-year contract in June 1998.

As of April 30, 1998, eleven of the Company's rigs were located in the U.S. Gulf of Mexico, nine were offshore West Africa, five were in the North Sea, and one was offshore each of Egypt, Argentina and Trinidad.
In addition, two rigs, the Glomar Adriatic VI and the Glomar Adriatic IV, were being mobilized to the North Sea from the Gulf of Mexico and California, respectively. The cost of mobilizing the Glomar Adriatic VI will be recovered over the two-year term of the drilling contract through an adjustment to the dayrate. The cost of mobilizing the Glomar
Adriatic IV will be paid for by the customer at the beginning of the contract period. The Glomar Adriatic VI and Glomar Adriatic IV are anticipated to commence operations under existing contracts in the North Sea in May and June 1998, respectively. At April 30, 1998, all of the Company's active rigs were under contract.

The Company estimates that customer commitments for eight of the Company's rigs under contract as of April 30, 1998, will be completed on or prior to August 31, 1998. Over the past several months, the terms of deep-water drilling contracts for semisubmersibles and drillships have lengthened as oil and gas operators have attempted to lock in the availability of rigs to carry out deep-water projects. The drilling market for jackup rigs in shallow waters, however, particularly in the U.S. Gulf of Mexico, continues to be characterized by short-term, well-to-well contracts. Short-term contracts for jackup rigs have been typical in the industry for more than a decade, and the Company considers its upcoming contract expirations typical of prevailing market conditions and consistent with the normal course of business.

Drilling Management Services

Drilling management revenues decreased by $1.0 million to $98.0 million in the first quarter of 1998 from $99.0 million in the first quarter of 1997, and operating income decreased by $13.8 million to $0.1 million in the first quarter of 1998 from $13.9 million in the first quarter of 1997. The decrease in revenues consisted of a $12.4 million decrease attributable to a reduction in the number of turnkey wells drilled to 23 in the first quarter of 1998 from 27 in the first quarter of 1997, partially offset by a $6.1 million increase attributable to daywork and other revenues and a $5.3 million increase attributable to higher average turnkey revenues per well.

Drilling management services operated at breakeven for the first quarter of 1998. This compares with operating income as a percentage of drilling management revenues of 14 percent for the first quarter of 1997. The decrease in profit margin was attributable primarily to estimated losses totaling $7.3 million on two completed wells and one well in progress at quarter-end. The Company incurred total estimated losses of $8.3 million on six wells (four completed and two in progress) in the first quarter of 1998, compared to a loss of $0.5 million on one well in the first quarter of 1997. In addition, overall margins were lower than the first quarter of 1997 due to higher rig rental costs. The higher rig rental costs were attributable to certain higher-cost, third-party rigs which the Company had under term contracts for use in its turnkey operations. At May 7, 1998, these contracts had remaining terms ranging from five to thirteen months. The higher-cost rigs had capabilities with respect to water depth and other factors in excess of those required to perform under the Company's turnkey contracts during the period, causing margins to be strained, as compared to wells completed in 1997.

Other Income and Expense

General and administrative expenses increased to $5.4 million in the first quarter of 1998 from $4.7 million in the first quarter of 1997. The increase was partially attributable to expenses incurred in connection with ongoing upgrades of the Company's information systems and to general price-level increases, among other factors.

The Company capitalized $5.2 million of interest expense in the first quarter of 1998 and $3.3 million in the first quarter of 1997 in connection with the conversions of the Glomar Celtic Sea and the Glomar Explorer.

Interest income decreased to $0.9 million in the first quarter of 1998 from $1.7 million in the first quarter of 1997 due to lower cash balances and lower interest rates earned thereon.

The Company's effective tax rate for financial reporting purposes for the first quarter of 1998 was approximately 23 percent, which was lower than the U.S. statutory rate of 35 percent, due to the Company's realignment of the ownership of its foreign operating assets in December 1997. As long as the Company permanently reinvests outside the U.S. its foreign subsidiaries' earnings that are not otherwise subject to U.S. taxation, the Company will neither incur nor provide for any U.S. federal income taxes on such foreign earnings. The Company estimates that its overall effective income tax rate for 1998 will be approximately 25 percent. Most of the tax expense for 1998 will be noncash because the Company will use its NOL carryforwards to significantly reduce its current U.S. federal income tax liability for the year.

In the first quarter of 1997, the Company's effective tax rate differed from the U.S. statutory rate primarily due to the Company's recognition of the future tax benefits of a portion of the Company's unused NOL carryforwards.

Liquidity and Capital Resources

On March 10, 1998, the Company purchased a deep-water, third-generation semisubmersible drilling rig, the Stena Forth, for $150 million. The Company financed the purchase through borrowings under its bank credit facilities. The Stena Forth, renamed the Glomar Arctic IV, is currently operating in the U.K. sector of the North Sea under a drilling contract that extends through November 1999. The contract for the Glomar Arctic IV is expected to generate total revenues of approximately $64 million.

On March 18, 1998, the Company entered into an agreement to purchase from Transocean ASA, a Norwegian drilling contractor ("Transocean"), the remaining 43.4 percent interest of the partnership operating the Glomar Adriatic V, Glomar Adriatic VI, and Glomar Adriatic VII. Under the agreement, which was effective January 31, 1998, the Company paid
Transocean $20.3 million in cash, which will be amortized over approximately 5-1/2 years. The Company and Transocean previously shared in the net revenues of the aforementioned rigs and a Transocean rig, the Nordic, as part of a 1993 rig purchase and sale agreement.

For the three months ended March 31, 1998, $35.8 million of cash flow was provided by operating activities, $265.0 million was provided from net borrowings under the Company's bank revolving credit facilities, and $1.4 million was provided from exercises of employee stock options.
From these amounts, $320.4 million was used for capital expenditures.

For the three months ended March 31, 1997, $56.4 million of cash flow was provided by operating activities and $3.0 million was provided from exercises of employee stock options. From these amounts, $55.5 million was used for capital expenditures and $3.5 million was used to purchase marketable securities (net of maturities).

In the first quarter of 1998, the Company entered into agreements with Harland and Wolff Shipbuilding and Heavy Industries Ltd. for the construction of two dynamically-positioned drillships in order to fulfill the Company's obligation under two multi-year, deep-water drilling contracts. The two drillships are expected to be completed at a cost of approximately $660 million, of which approximately $270 million in construction costs and $9 million of capitalized interest are expected to be incurred in 1998. The Company intends to finance construction of the drillships with internally generated funds and funds available under existing bank credit facilities. The Company anticipates the two drillships will enter service in the first and second quarters of 2000, respectively.

The first of the new drillships will be used by the customer for thirty of the first thirty-six months after delivery, followed by two one-year options. Revenues to be generated over the thirty-month period will be approximately $186 million. The second of the two drillships is under contract with a customer for a period of three years and is expected to generate revenues of approximately $208 million. The customer has the right to reduce the term to two years prior to July 1, 1998, in which case the Company may market the drillship for the other year. The Company may take either the first or second six-month period of the first year following delivery from the shipyard and another six-month period following the customer's first year of use.

Capital expenditures for the full year 1998 are anticipated to be $608 million, including $270 million for construction of the new drillships, $150 million for the purchase of the Glomar Arctic IV, $63 million for the conversion of the Glomar Explorer, $39 million for the conversion of the Glomar Celtic Sea, $47 million for improvements to the remainder of the drilling fleet, $20 million for the Transocean transaction, $16 million for capitalized interest, and $3 million for other expenditures.

As of March 31, 1998, the Company had $64.4 million in cash, cash equivalents and marketable securities (including $4.5 million which was restricted from use for general corporate purposes) and $25.0 million available for borrowings under bank credit facilities. As of December 31, 1997, the Company had $80.6 million in cash, cash equivalents and marketable securities, including restricted amounts of $1.5 million.

In April 1998 the Company filed with the U.S. Securities and Exchange Commission a registration statement on Form S-3 under which, together with a previous filing (together, the "Registration Statements"), the Company may offer to sell from time to time (i) unsecured debt securities consisting of notes, debentures or other evidences of indebtedness, (ii) shares of preferred stock, $0.01 par value per share, and/or (iii) shares of common stock, $0.10 par value per share, for an aggregate initial public offering price not to exceed $500 million.

The Company is considering offering for sale approximately $300 million of long-term debt securities under the Registration Statements in the second quarter of 1998 and using the proceeds from such an offering to reduce amounts outstanding under the Company's existing bank credit facilities, under which the Company had borrowings of $390 million at May 7, 1998.

The Company believes that it will be able to meet all of its current obligations, including capital expenditures and debt service, from its existing bank credit facilities, its cash flow from operations, and its cash, cash equivalents and marketable securities. In addition, the planned debt offering would increase the Company's financial flexibility.

As part of upgrading and expanding its rig fleet and other assets, the Company considers and pursues the acquisition of suitable additional rigs and other assets on an ongoing basis. If the Company decides to undertake an acquisition or the construction of a vessel, the incurrence of additional debt or issuance of additional shares of stock could be required.

Forward-Looking Statements

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. The Company believes it is in the best interests of our stockholders to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our expectations for future Company performance, our projections regarding the dates rigs that are under construction will enter service, statements regarding future oil and gas prices and demand and future demand for offshore drilling services, our expectations regarding future income tax rates and capital expenditures, and other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to generate cash flows or obtain financing to fund its growth; identify and respond to changes in the markets for oil and gas and for offshore drilling services, including decreases in demand for the Company's services which may result from curtailments of oil and gas operators' drilling programs due to low oil and gas prices; manage its business in the face of existing or changing tax laws; respond to challenges in international markets, including changes in political or economic conditions and trade and regulatory matters; complete its construction projects on schedule and within budget; market its services competitively and cost effectively; and manage other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

The Company disclaims any obligation or undertaking to disseminate any updates or revisions to its statements, forward-looking or otherwise, to reflect changes in the Company's expectations or any change in events, conditions or circumstances on which any such statements are based.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not significant.

PART II - OTHER INFORMATION

Item 5.  Other Information

On May 5, 1998, Global Marine Inc. announced that it has reluctantly accepted John G. Ryan's resignation as the company's President and Chief Operating Officer. As previously announced, Mr. Ryan has been on medical leave since mid-February.

C. Russell Luigs, Global Marine's Chairman, said, "I cannot imagine going through the ups and downs of the past 15 years without Jack on the team. He proved to be an outstanding manager when the company went through its toughest times, and he was equally effective at managing the company's growth during the offshore drilling industry's extraordinary resurgence. It is with a great deal of regret that we have accepted his resignation. All of us at Global Marine are very pleased, however, that he has agreed to remain a director."

Mr. Ryan, 45, was a key contributor to every major initiative undertaken by the company since he joined Global Marine's legal department in 1982. Named General Counsel in 1984, he successfully undertook the restructuring of the company's debt during the severe drilling industry downturn of the 1980s. With the offshore drilling industry's resurgence in the 1990s, Mr. Ryan became Chairman and Chief Executive Officer of Global Marine's contract drilling subsidiary, Global Marine Drilling Company. While there, he capitalized on the company's hard-won financial strength and reestablished its reputation and expertise as a premium deep-water driller. Later, as President of the parent company, he also oversaw the company's rise to its present position as the world's dominant provider of offshore turnkey drilling services.

On May 5, 1998, Global Marine Inc. also announced that its board of directors has elected Robert E. Rose as the company's new President and Chief Executive Officer. Mr. Rose has also joined Global Marine's Board of Directors. In addition, Global Marine announced the promotion of Jon A. Marshall to Executive Vice President and Chief Operating Officer. Further, Marion M. Woolie will become President of Global Marine Drilling Company, and Gary L. Kott will become President of Global Marine's international drilling subsidiary.

C. Russell Luigs, who will continue as Global Marine's Chairman of the Board, said, "I am very pleased that Bob Rose, who began his professional career with Global Marine, has agreed to return to the company as President and CEO. He is very highly regarded by our customers, by our peers in the industry, and by the financial community. Bob is rightly credited with building Diamond Offshore from a series of strategic acquisitions and then doing an outstanding management job. I have known Bob for many years as a respected competitor. His many years of experience make him well-qualified to lead the company's continuing expansion into deep water."

Mr. Rose, Global Marine's new President and Chief Executive Officer, said, "Throughout my career, I have always had the highest regard for Global Marine. I rejoin the company with a strong team already in place, and I intend to do everything I can to help that team continue growing Global Marine as the industry's premier contractor and turnkey driller."

Bob Rose, 59, was a Global Marine executive prior to 1976 and rejoins the company after holding top executive positions with several other offshore drillers. For more than a decade he was President and Chief Executive Officer of Diamond M Company and Diamond Offshore Drilling, Inc., which he left in

March. Previously, he held senior executive positions with Kaneb Services, Inc. and Atwood Oceanics Inc. Mr. Rose's many years of offshore drilling experience include a particular focus on deep-water drilling, which has been the focus of Global Marine's expansion over the past several years.

Jon Marshall, Global Marine's new Executive Vice President and Chief Operating Officer, was promoted from his prior position as Global Marine Drilling Company's President. Previously, Mr. Marshall was responsible for Global Marine's turnkey drilling subsidiaries. Marion Woolie, the new President of Global Marine Drilling Company, was formerly that subsidiary's Senior Vice President, Sales and Contracts. Gary Kott will become President of Global Marine's international drilling subsidiary, after having served most recently as Senior Vice President and Chief Financial Officer of Global Marine Inc.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1   Global Marine 1998 Stock Option and Incentive Plan.

    10.2   Form of Performance Stock Memorandum dated February
           10, 1998 regarding conditional opportunity to acquire Company stock granted to eight executive officers, respectively, and dated May 5, 1998 regarding conditional opportunity to acquire Company stock granted to one executive officer.

    10.3 Letter Employment Agreement dated May 5, 1998, among the Company, Global Marine Corporate Services Inc., and Robert E. Rose.

    10.4 Shipbuilding Contract dated 27 February 1998 relating to Hull No. 1739 between Harland and Wolff Shipbuilding and Heavy Industries Limited and Global Marine International Services Corporation.

    10.5 Shipbuilding Contract dated 28 March 1998 relating to Hull No. 1740 between Harland and Wolff Shipbuilding and Heavy Industries Limited and Global Marine International Services Corporation.

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

b)  Reports on Form 8-K

    The Company did not file any Reports on Form 8-K during the first quarter of 1998.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GLOBAL MARINE INC.
                               (Registrant)


Dated:  May 11, 1998       /s/ Thomas R. Johnson
                           ---------------------------------------
                           Thomas  R. Johnson
                           Vice President and Corporate Controller
                           (Duly Authorized Officer and Principal
                           Accounting Officer of the Registrant)