Form 10-Q
period 1998-06-30
GLOBAL MARINE INC
filed 1998-08-10
CIK 41850

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


          (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of July 31, 1998 was 173,225,717.

                              GLOBAL MARINE INC.

                        TABLE OF CONTENTS TO FORM 10-Q

                          QUARTER ENDED JUNE 30, 1998


                                                                   Page

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Report of Independent Accountants                               2

      Condensed Consolidated Statement of Operations for
         the Three and Six Months Ended June 30, 1998
         and 1997                                                     3

      Condensed Consolidated Balance Sheet as of June 30, 1998
         and December 31, 1997                                        4

      Condensed Consolidated Statement of Cash Flows for
         the Six Months Ended June 30, 1998 and 1997                  6

      Notes to Condensed Consolidated Financial Statements            7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      11

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                              19

PART II - OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds                19

   Item 4.  Submission of Matters to a Vote of Security Holders      19

   Item 6.  Exhibits and Reports on Form 8-K                         20

SIGNATURE                                                            20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of June 30, 1998, and the related condensed consolidated statement of operations for the three- and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 1998, and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
Houston, Texas
August 5, 1998


                       GLOBAL MARINE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions, except per share amounts)

                                        Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                        ------------------     ----------------
                                         1998        1997       1998      1997
                                        ------      ------     ------    ------

Revenues:
  Contract drilling                     $196.7      $129.1     $373.2    $237.8
  Drilling management                    158.2       102.6      255.6     201.6
  Oil and gas                              1.1         1.4        2.3       4.0
                                        ------      ------     ------    ------
    Total revenues                       356.0       233.1      631.1     443.4

Expenses:
  Contract drilling                       66.2        58.0      126.9     109.8
  Drilling management                    157.1        91.6      254.3     176.6
  Oil and gas                               .5          .7        1.0       1.5
  Depreciation, depletion and
    amortization                          25.9        10.8       46.5      21.4
  General and administrative               5.0         5.1       10.4       9.8
                                        ------      ------     ------    ------
    Total operating expenses             254.7       166.2      439.1     319.1
                                        ------      ------     ------    ------
    Operating income                     101.3        66.9      192.0     124.3

Other income (expense):
  Interest expense                       (12.0)       (8.0)     (20.4)    (16.1)
  Interest capitalized                     5.0         4.9       10.2       8.2
  Interest income                          1.0         1.7        1.9       3.4
  Other                                      -          .1          -         -
                                        ------      ------     ------    ------
    Total other income (expense)          (6.0)       (1.3)      (8.3)     (4.5)
                                        ------      ------     ------    ------

    Income before income taxes            95.3        65.6      183.7     119.8

Provision (benefit) for income taxes:
  Current tax provision                    6.5         6.5       11.6      11.9
  Deferred tax provision (benefit)        15.4       (25.0)      30.5     (55.0)
                                        ------      ------     ------    ------
    Total provision (benefit) for
      income taxes                        21.9       (18.5)      42.1     (43.1)
                                        ------      ------     ------    ------

Net income                              $ 73.4      $ 84.1     $141.6    $162.9
                                        ======      ======     ======    ======

Earnings per share:
  Basic                                 $ 0.42      $ 0.49     $ 0.82    $ 0.96
  Diluted                               $ 0.42      $ 0.48     $ 0.80    $ 0.93

          See notes to condensed consolidated financial statements.

                         GLOBAL MARINE INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   ($ in millions)

                                        ASSETS

                                                       June 30,    December 31,
                                                         1998          1997
                                                       --------    ------------

Current assets:
  Cash and cash equivalents                            $   38.6      $   78.9
  Marketable securities                                     1.7           1.7
  Accounts receivable, net of allowances                  203.6         152.2
  Future income tax benefits                               70.0          70.0
  Costs incurred on turnkey drilling contracts
    in progress                                            10.5          11.7
  Prepaid expenses                                          6.5           3.1
  Other current assets                                      7.5          10.1
                                                       --------      --------
      Total current assets                                338.4         327.7

Properties and equipment:
  Rigs and drilling equipment, less accumulated
    depreciation of $317.5 and $275.4 at June 30,
    1998 and December 31, 1997, respectively            1,014.6         609.2
  Construction in progress                                334.3         383.4
  Oil and gas properties, full cost method, less
    accumulated depreciation, depletion and
    amortization of $30.6 and $29.7 at June 30,
    1998 and December 31, 1997, respectively                8.5           6.4
                                                       --------      --------
      Net properties and equipment                      1,357.4         999.0

Future income tax benefits                                 51.3          79.4
Other assets                                               37.9          15.8
                                                       --------      --------
      Total assets                                     $1,785.0      $1,421.9
                                                       ========      ========

           See notes to condensed consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                  ($ in millions)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,   December 31,
                                                          1998         1997
                                                        --------   ------------

Current liabilities:
  Accounts payable                                      $   92.6     $  115.5
  Accrued compensation and related employee costs           18.2         30.5
  Accrued interest                                           9.4          6.6
  Accrued income taxes                                      12.2         19.5
  Other accrued liabilities                                  8.2         11.4
                                                        --------     --------
    Total current liabilities                              140.6        183.5

Long-term debt                                             655.6        399.4
Capital lease obligation                                    17.0         17.9
Other long-term liabilities                                 14.0         15.5

Stockholders' equity:
  Preferred stock, $0.01 par value, 10 million
    shares authorized, no shares issued or
    outstanding                                                -            -
  Common stock, $0.10 par value, 300 million
    shares authorized, 173,210,092 shares and
    172,202,785 shares issued and outstanding at
    June 30, 1998 and December 31, 1997, respectively       17.3         17.2
  Additional paid-in capital                               320.6        310.1
  Retained earnings                                        619.9        478.3
                                                        --------     --------
    Total stockholders' equity                             957.8        805.6
                                                        --------     --------
    Total liabilities and stockholders' equity          $1,785.0     $1,421.9
                                                        ========     ========

            See notes to condensed consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                              Six Months Ended
                                                                   June 30,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------

Cash flows from operating activities:
  Net income                                                 $ 141.6   $ 162.9
  Adjustments to reconcile net income to net
    cash flow provided by operating activities:
    Deferred income tax provision (benefit)                     30.5     (55.0)
    Depreciation, depletion and amortization                    46.5      21.4
    Increase in accounts receivable                            (54.1)    (27.4)
    Decrease (increase) in costs incurred on
      turnkey drilling contracts in progress                     1.2      (2.2)
    Increase in other current assets                             (.8)     (4.6)
    (Decrease) increase in accounts payable                    (22.9)     29.3
    (Decrease) increase in other accrued liabilities           (15.6)       .6
    Other, net                                                    .3        .8
                                                             -------   -------
      Net cash flow provided by operating activities           126.7     125.8

Cash flows from investing activities:
  Capital expenditures                                        (426.6)   (134.2)
  Proceeds from sales of properties and equipment                2.8        .9
  Proceeds from maturities of held-to-maturity securities        1.1      46.6
  Purchases of held-to-maturity securities                      (1.1)    (19.1)
                                                             -------   -------
    Net cash flow used in investing activities                (423.8)   (105.8)

Cash flows from financing activities:
  Increases in long-term debt                                  496.0         -
  Reductions of long-term debt                                (240.0)     (1.1)
  Proceeds from exercises of employee stock options              3.8       5.0
  Other                                                         (3.0)      (.2)
                                                             -------   -------
    Net cash flow provided by financing activities             256.8       3.7
                                                             -------   -------

(Decrease) increase in cash and cash equivalents               (40.3)     23.7
Cash and cash equivalents at beginning of period                78.9      92.9
                                                             -------   -------
Cash and cash equivalents at end of period                   $  38.6   $ 116.6
                                                             =======   =======

            See notes to condensed consolidated financial statements.

                        GLOBAL MARINE INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998


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


Note 2 - Commitments to Purchase New Drillships

In the first quarter of 1998, the Company entered into agreements with Harland and Wolff Shipbuilding and Heavy Industries Ltd. for the construction of two dynamically-positioned deep-water drillships at a cost of approximately $664 million, including all equipment, financing, and other associated costs. The Company intends to finance the new drillships, which are expected to enter service in the first and second quarters of 2000, respectively, with internally generated funds and funds available under the Company's existing bank credit facilities.


Note 3 - Long-term Debt

Long-term debt as of June 30, 1998 and December 31, 1997 consisted of the following:

                                                        6/30/98   12/31/97
                                                        -------   --------
                                                           (In millions)
7-1/8% Notes due 2007, net of discount                   $299.4    $299.4
7% Notes due 2028, net of discount                        296.2         -
Borrowings under $240 million bank revolving
  credit facility                                          60.0     100.0
                                                         ------    ------
  Total long-term debt, including current maturities      655.6     399.4
Less current maturities                                       -         -
                                                         ------    ------
  Long-term debt                                         $655.6    $399.4
                                                         ======    ======

The weighted average annual rate of interest on borrowings under the Company's $240 million revolving credit facility was 5.91% as of June 30, 1998, as compared to 6.325% as of December 31, 1997.

On January 29, 1998, the Company entered into a one-year unsecured revolving credit facility (the "$150 million credit facility") in connection with the acquisition of the offshore drilling rig, Stena Forth, which was subsequently renamed the Glomar Arctic IV. Under the $150 million credit facility, the Company may borrow up to $150 million at interest rates determinable at the time of the borrowings. The unused portion of the credit facility is subject to an annual commitment fee of one-tenth of one percent. As of June 30, 1998, there were no borrowings under the $150 million credit facility.

On May 26, 1998, the Company issued $300 million of 7% Notes due 2028
(the "7% Notes") and received cash proceeds of $296.0 million after deduction for discount and underwriting fees. The Company used $150.0 million of the proceeds to repay all amounts drawn under the $150 million credit facility and used the remainder to repay a portion of the amount drawn under the $240 million revolving bank credit facility. The outstanding debt that was repaid from the net proceeds of the 7% Notes was incurred to finance the upgrade, acquisition and construction of rigs and for working capital requirements. Interest on the 7% Notes will be payable on June 1 and December 1 of each year. The Company may redeem the 7% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7% Notes. The indenture relating to the 7% Notes contains limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions.


Note 4 - Income Taxes

The Company's effective income tax rate for financial reporting purposes for the three and six months ended June 30, 1998 was approximately 23 percent, which was lower than the United States federal statutory rate of 35 percent. This lower effective rate was primarily the result of the Company's December 1997 realignment which placed the ownership of its foreign operating assets in foreign subsidiaries of the Company. Since the Company intends to permanently reinvest outside the U.S. its foreign subsidiaries' earnings that are not otherwise subject to U.S. taxation, the Company will neither incur nor provide for any U.S. federal income taxes on such foreign earnings. For the three and six months ended June 30, 1997, the Company's effective tax rate differed from the U.S. statutory rate primarily due to the Company's recognition of the future tax benefits of a portion of the Company's unused net operating loss ("NOL") carryforwards.

Note 5 - Earnings per Share

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," in the fourth quarter of 1997. As a result, the Company's reported earnings per share for the three and six months ended June 30, 1997 have been restated. A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                         Three Months Ended June 30,   Six Months Ended June 30,
                         --------------------------    ------------------------
                            1998            1997          1998          1997
                         -----------    -----------    -----------  -----------
                                 ($ in millions, except per share data)

Net income (numerator):        $73.4          $84.1         $141.6       $162.9
                               =====          =====         ======       ======
Shares (denominator):
  Shares - Basic         172,948,809    170,744,743    172,770,698  170,394,235
  Effect of employee
    stock options          3,143,854      5,471,749      3,294,797    5,712,834
                         -----------    -----------    -----------  -----------
  Shares - Diluted       176,092,663    176,216,492    176,065,495  176,107,069
                         ===========    ===========    ===========  ===========

Earnings per share:
   Basic                       $0.42          $0.49          $0.82        $0.96
   Diluted                     $0.42          $0.48          $0.80        $0.93


Note 6 - Contingencies

In June 1998 the Company suspended drilling a well under a turnkey contract after it experienced an underground blowout which made it impossible to continue drilling. The Company attempted to re-drill the well and failed when the casing buckled. The Company believes that the costs incurred on the re-drill, plus any future costs incurred in re-drilling the well to the depth at which the underground blowout occurred, should the Company choose to re-drill the well a second time, would be reimbursed by its insurance carrier under the terms of the Company's underground blowout insurance. Should the Company choose to re-drill the well a second time, there can be no assurance that the well would be successfully completed.
In the event that the well could not be successfully completed, the Company would bear all costs of the initial drilling and any re-drillings, less any insurance proceeds, and would be unable to receive any revenue under the terms of the turnkey drilling contract. The Company has notified its insurance carrier of the claim but has not yet determined which costs, if any, are reimbursable under the terms of the Company's insurance, nor has it determined if it intends to re-drill the well a second time. As of June 30, 1998, costs incurred in connection with the well totaled approximately $13 million, which have been deferred pending resolution of the matter. The Company is not able to predict the amount of loss, if any, that it may incur in connection with the turnkey contract. Any such loss could range from zero to $13 million. This maximum loss would occur only in the event that the Company fails to collect any portion of the claim under its insurance policy and is unable to successfully perform under the drilling contract.

The Company is seeking to resolve a dispute with Sedco Forex Offshore ("Sedco") with respect to a bareboat charter agreement for the drilling rig, Glomar Grand Banks. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in July 1997. At issue are the date of termination of the charter, the condition of the rig upon its return to the Company, and Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings in December 1997, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig is in the shipyard for repairs prior to the rig's return to work for another customer. Sedco completed using the rig for drilling on May 5, 1998, at which time the rig entered a shipyard to undergo the repairs at issue. The rig is scheduled to begin working for another customer in September 1998. An arbitration hearing with regard to the outstanding issues is scheduled for the second quarter of 1999. As of June 30, 1998, the amount of dayrate from Sedco which the Company has recognized as revenue totaled $19.2 million, none of which has been collected. The Company has not reserved any of this amount, all of which it expects to collect. The total amount of dayrate to be claimed by the Company is projected to be in excess of $30 million, including the $19.2 million recognized through June 30. The Company believes it has meritorious claims to the remaining amount of dayrate revenues not yet recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Summary

Operating income increased by $34.4 million to $101.3 million for the second quarter of 1998 from $66.9 million for the second quarter of 1997. Operating income increased by $67.7 million to $192.0 million for the six months ended June 30, 1998 from $124.3 million for the six months ended June 30, 1997. Operating results improved primarily due to higher average contract drilling dayrates and the addition of four rigs to the drilling fleet, partially offset by lower turnkey profit margins.

Data relating to the Company's operations by business segment follows:


                          Three Months Ended June 30,  Six Months Ended June 30,
                          --------------------------   -------------------------
                                          % Increase                  % Increase
                           1998    1997   (Decrease)    1998    1997  (Decrease)
                          ------  ------  ----------   ------  ------ ----------
                                             ($ in millions)

Revenues:
  Contract drilling       $202.7  $129.5       57%     $384.2  $241.5      59%
  Drilling management      161.3   103.1       56%      259.3   202.1      28%
  Oil and gas                1.1     1.4      (21%)       2.3     4.0     (43%)
  Less: Intersegment
    revenues                (9.1)   (0.9)     911%      (14.7)   (4.2)    250%
                          ------  ------               ------  ------
    Total revenues        $356.0  $233.1       53%     $631.1  $443.4      42%
                          ======  ======               ======  ======

Operating income:
  Contract drilling       $105.5  $ 61.0       73%     $201.6  $108.2      86%
  Drilling management        1.0    11.0      (91%)       1.1    24.9     (96%)
  Oil and gas                0.2     0.3      (33%)       0.5     1.6     (69%)
  Corporate expenses        (5.4)   (5.4)       -       (11.2)  (10.4)      8%
                          ------  ------               ------  ------
    Total operating
      income              $101.3  $ 66.9       51%     $192.0  $124.3      54%
                          ======  ======               ======  ======


The Company reported net income of $73.4 million for the second quarter of 1998 as compared with net income of $59.1 million for the second quarter of 1997. The results for the second quarter of 1997 are before a $25.0 million net credit to deferred income taxes due to the recognition of tax benefits of operating loss carryforwards.

The Company reported net income of $141.6 million for the six months ended June 30, 1998 as compared with net income of $107.9 million for the six months ended June 30, 1997. The results for the first half of 1997 are before a $55.0 million net credit to deferred income taxes due to the recognition of tax benefits of operating loss carryforwards.

The continuing weakness in worldwide oil prices, which began trending downward in the fourth quarter of 1997, is depressing offshore drilling activity, particularly in the U.S. Gulf of Mexico. This continuation of low oil prices has caused some customers to reduce their 1998 drilling budgets, primarily in the water depths where jackup drilling rigs are used. This decreased drilling activity has in turn increased competition among drilling contractors for the available work, and has recently forced dayrates for some jackup rigs down by as much as 50 percent or more compared to levels seen earlier in the year. Most of the Company's fleet, particularly its deep-water rigs, are contracted into 1999 at fixed dayrates. If oil prices remain at current levels, however, the Company anticipates lower dayrates and possibly lower utilization on some of its rigs, particularly jackups in the U.S. Gulf of Mexico and offshore West Africa. Rigs that have been repriced recently in the North Sea, West Africa, and Southeast
Asia have seen rate reductions of about 25 percent. The Company now expects the slowdown in offshore drilling activity to negatively affect results of operations for the last half of 1998, reducing second-half earnings to less than those reported for the first half of 1998. Management believes, however, that a rebound in the price of oil would result in increased demand for the Company's services and corresponding increases in dayrates and revenues.

In March 1998 the Company completed the purchase of a deep-water, third-generation semisubmersible drilling rig, the Stena Forth, for $150 million. The Stena Forth, renamed the Glomar Arctic IV, is currently operating in the U.K. sector of the North Sea under a drilling contract that extends through November 1999.

In the first quarter of 1998, the Company received two ultra-deep-water drilling commitments, each with a multinational oil company. To fulfill the Company's obligations under the commitments, the Company entered into agreements with Harland and Wolff Shipbuilding and Heavy Industries Ltd. for construction of two dynamically-positioned, deep-water drillships at a cost of approximately $664 million, including all equipment, financing, and other associated costs. The first drillship, the Glomar C.R. Luigs, will be capable of drilling in water depths of 9,000 feet, upgradable to 12,000 feet, and is expected to enter service in the first quarter of 2000. The second drillship, the Glomar Irish Sea I, will be capable of drilling in water depths of 8,000 feet, upgradable to 12,000 feet, and is expected to enter service in the second quarter of 2000. The Company intends to finance construction of the two ships with internally generated funds and funds available under existing bank credit facilities. The Company's deep-water fleet will total ten rigs with the addition of these two rigs.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:



                                        Three Months Ended June 30,     Six Months Ended June 30,
                                        ---------------------------    ---------------------------
                                                         % Increase                     % Increase
                                         1998     1997   (Decrease)     1998     1997   (Decrease)
                                        ------   ------  ----------    ------   ------  ----------

Contract drilling revenues by area
  (in millions): (1)
     Gulf of Mexico                    $  75.2  $  58.7       28%     $ 146.7  $ 106.4       38%
     West Africa                          53.4     47.1       13%       112.9     91.4       24%
     North Sea                            43.5     20.3      114%        77.0     40.2       92%
     Other                                30.6      3.4      800%        47.6      3.5     1260%
                                       -------  -------               -------  -------
                                       $ 202.7  $ 129.5       57%     $ 384.2  $ 241.5       59%
                                       =======  =======               =======  =======

Average rig utilization (2)                97%      99%                   98%      98%
Average dayrate                        $77,000  $53,100               $73,300  $50,300

_______________________
(1)  Includes revenues earned from affiliates.
(2)  Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations, and rigs during the periods they were being converted to drilling operations from other uses.


Of the $73.2 million increase in contract drilling revenues for the second quarter of 1998 as compared with the comparable quarter of 1997, $43.5 million was attributable to increases in dayrates and $36.0 million was attributable to fleet additions subsequent to the second quarter of 1997, partially offset by a $3.8 million decrease attributable to lower rig utilization and a $2.5 million decrease in non-dayrate revenues.

Of the $142.7 million increase in contract drilling revenues for the six months ended June 30, 1998 as compared with the six months ended June 30, 1997, $92.8 million was attributable to increases in dayrates and $54.1 million was attributable to fleet additions subsequent to the second quarter of 1997, partially offset by a $3.7 million decrease in non-dayrate revenues and a $0.5 million decrease attributable to lower rig utilization.

The mobilization of rigs between the geographic areas shown in the above table also affected each area's revenues over the periods indicated. Specifically, the Company mobilized one jackup from the Gulf of Mexico to Trinidad in June 1997, one jackup from West Africa to California in July 1997, one jackup from the North Sea to offshore Argentina in September 1997, one drillship from West Africa to offshore Egypt in April 1998, and one jackup from the Gulf of Mexico to the North Sea in May 1998.

The Company's operating profit margin for contract drilling operations increased to 52 percent for the second quarter of 1998 from 47 percent for the second quarter of 1997 primarily as a result of higher average dayrates, partially offset by a decrease in average rig utilization. Operating expenses increased by $28.7 million due to higher depreciation and other operating costs in connection with the additions to the rig fleet, higher labor expense and general price level increases, among other factors.

The Company's operating profit margin for contract drilling operations increased to 52 percent for the six months ended June 30, 1998 from 45 percent for the six months ended June 30, 1997 as a result of higher average dayrates. Operating expenses increased by $49.3 million due to higher depreciation and other operating costs in connection with the additions to the rig fleet, higher labor expense and general price-level increases, among other factors.

The Company is seeking to resolve a dispute with Sedco Forex Offshore ("Sedco") with respect to a bareboat charter agreement for the drilling rig, Glomar Grand Banks. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in July 1997. At issue are the date of termination of the charter, the condition of the rig upon its return to the Company, and Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings in December 1997, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig is in the shipyard for repairs prior to the rig's return to work for another customer. Sedco completed using the rig for drilling on May 5, 1998, at which time the rig entered a shipyard to undergo the repairs at issue. The rig is scheduled to begin working for another customer in September 1998. An arbitration hearing with regard to the outstanding issues is scheduled for the second quarter of 1999. As of June 30, 1998, the amount of dayrate from Sedco which the Company has recognized as revenue totaled $19.2 million, none of which has been collected. The Company has not reserved any of this amount, all of which it expects to collect. The total amount of dayrate to be claimed by the Company is projected to be in excess of $30 million, including the $19.2 million recognized through June 30. The Company believes it has meritorious claims to the remaining amount of dayrate revenues not yet recognized.

In February 1998 the Company completed the conversion of the Glomar Celtic Sea semisubmersible to drilling operations from an accommodations unit and began operating the rig in deep waters of the U.S.

Gulf of Mexico under a three-year contract. The conversion of the Glomar Explorer drillship to a deep-water drilling rig is expected to be completed by mid-August 1998, at which time it will begin drilling in the U.S. Gulf of Mexico under a five-year contract.

In July 1998 the Company completed the mobilization of the Glomar Adriatic IV from offshore California to the North Sea where it is contracted to operate through October 1998. The mobilization to the North Sea was paid by the previous customer who had agreed to pay the cost of the rig's relocation after completion of that customer's contract. As of August 5, 1998, eleven of the Company's rigs were located in the U.S. Gulf of Mexico, nine were offshore West Africa, six were in the North Sea, and one was offshore each of Egypt, Argentina and Trinidad. In addition, the Glomar Grand Banks, upon the completion of repairs about September 1998, will be mobilized to the east coast of Canada where it will operate under a contract which is expected to extend into September 1999. At August 5, 1998, 28 of the Company's 30 active rigs were under contract.

A continuation of low oil prices has caused oil and gas operators to reduce their 1998 drilling budgets, primarily in water depths where jackup rigs are used. This decreased drilling activity has in turn increased competition among drilling contractors for available work, and has recently forced dayrates for some jackup rigs down by as much as 50 percent or more compared to levels seen earlier in the year. Among the Company's 23 jackups, one was recontracted recently at approximately 67 percent of its previous dayrate for about 90 days, and another was recontracted at approximately 45 percent of its previous dayrate for about 100 days. The Company has a letter of intent from a customer for use of another jackup for about four months beginning in September 1998 at a dayrate approximating 60 percent of its previous dayrate. Among the remaining 20 jackups at August 5, 1998, two were without contracts, one becomes available prior to the end of August 1998, eight become available between August and December 1998, eight become available in 1999, and one becomes available in 2000.

Drilling Management Services

Drilling management revenues increased by $58.2 million to $161.3 million in the second quarter of 1998 from $103.1 million in the second quarter of 1997. Operating income decreased by $10.0 million to $1.0 million in the second quarter of 1998 from $11.0 million in the second quarter of 1997. The increase in revenues consisted of a $33.3 million increase attributable to higher average turnkey revenues per well and a $38.7 million increase attributable to daywork and other revenues, partially offset by a decrease of $13.8 million attributable to a reduction in the number of turnkey wells drilled to 23 in the second quarter of 1998 from 26 in the second quarter of 1997.

Drilling management revenues increased by $57.2 million to $259.3 million for the six months ended June 30, 1998 from $202.1 million for the six months ended June 30, 1997. Operating income decreased by $23.8 million to $1.1 million for the first six months of 1998 from $24.9 million for the first six months of 1997. The increase in revenues consisted of a $39.4 million increase attributable to higher average turnkey revenues per well and a $44.7 million increase attributable to daywork and other revenues, partially offset by a decrease of $26.9 million attributable to a reduction in the number of turnkey wells drilled to 46 in the first six months of 1998 from 53 in the first six months of 1997.

Operating income from drilling management services as a percentage of drilling management revenues decreased to less than one percent for the second quarter of 1998 from 11 percent for the second quarter of 1997. The decrease in profit margin for the second quarter of 1998 was attributable primarily to losses totaling $5.3 million on two of the 23 wells completed during the quarter and to fixed costs of approximately 16 third-party rigs under contract for use in turnkey operations, partially offset by the favorable effects of changes in accounting estimates of the costs of wells completed in prior periods. The Company incurred total losses of $6.3 million on five of the 23 wells completed in the second quarter of 1998 compared to losses totaling $1.1 million on two of the 26 wells completed in the second quarter of 1997.

Operating income from drilling management services as a percentage of drilling management revenues decreased to less than one percent for the six months ended June 30, 1998 from 12 percent for the six months ended June 30, 1997. The Company incurred losses totaling $14.4 million on ten of the 46 wells completed in the first six months of 1998 compared to losses totaling $1.3 million on three of the 53 wells completed in the first six months of 1997. Such losses were offset in part by the favorable effects of changes in accounting estimates of the costs of wells completed in prior periods.

A significant factor which contributed to the lower margins in the quarter and six months ended June 30, 1998, as compared with the comparable periods of 1997, was the fixed cost of rigs under term contracts. During the six months ended June 30, 1998, the Company had an average of 16 third-party rigs under contracts for use in turnkey drilling operations, with initial terms ranging from six months to one year. The Company has from time to time subcontracted some of these rigs to clients when they are not needed for the Company's turnkey operations. Due to the slowdown in drilling activity primarily in the U.S. Gulf of Mexico, these 16 rigs were neither subcontracted out nor utilized internally for approximately ten percent of the time, on average, during the first six months of 1998, resulting in idle-time costs of $7.2 million and $11.9 million for the quarter and six months, respectively.
As of August 5, 1998, the Company had 12 rigs under contracts with expirations ranging from September 1998 to February 1999 and two rigs under contracts expiring in June and August 1999, respectively. As of August 5, 1998, two of these rigs were leased to clients under subcontracts expiring in August 1998 at rates below the Company's cost for these rigs. If present market conditions continue, the Company estimates its third quarter 1998 costs attributable to idle rigs and rigs under subcontracts at below cost to exceed those costs incurred in the second quarter.

In June 1998 the Company suspended drilling a well under a turnkey contract after it experienced an underground blowout which made it impossible to continue drilling. The Company attempted to re-drill the well and failed when the casing buckled. The Company believes that the costs incurred on the re-drill, plus any future costs incurred in re-drilling the well to the depth at which the underground blowout occurred, should the Company choose to re-drill the well a second time, would be reimbursed by its insurance carrier under the terms of the Company's underground blowout insurance. Should the Company choose to re-drill the well a second time, there can be no assurance that the well would be successfully completed. In the event that the well could not be successfully completed, the Company would bear all costs of the initial drilling and any re-drillings, less any insurance proceeds, and would be unable to receive any revenue under the terms of the turnkey drilling contract. The Company has notified its insurance carrier of the claims but has not yet determined which costs, if any, are reimbursable under the terms of the Company's insurance, nor has it determined if it intends to re-drill the well a second time. As of June 30, 1998, costs incurred in connection with the well totaled approximately $13 million, which have been deferred pending resolution of the matter. The Company is not able to predict the amount of loss, if any, that it may incur in connection with the turnkey contract. Any such loss could range from zero to $13 million. This maximum loss would occur only in the event that the Company fails to collect any portion of the claim under its insurance policy and is unable to successfully perform under the drilling contract.

Other Income and Expense

General and administrative expenses increased to $10.4 million in the six months ended June 30, 1998 from $9.8 million in the six months ended June 30, 1997. The increase was partially attributable to expenses incurred in connection with improvements to the Company's information systems and to general price-level increases, among other factors.

Interest expense for the three and six months ended June 30, 1998, increased by $4.0 million and $4.3 million, respectively, from the comparable prior-year periods primarily due to higher debt incurred to finance the upgrade, acquisition and construction of rigs and for working capital requirements.

The Company capitalized $10.2 million of interest expense in the six months ended June 30, 1998 as compared to $8.2 million in the six months ended June 30, 1997, an increase of $2.0 million. The increase is primarily due to construction of two drillships, the Glomar C.R. Luigs and the Glomar Irish Sea I.

Interest income for the three and six months ended June 30, 1998 decreased by $0.7 million and $1.5 million, respectively, from the comparable prior-year periods primarily due to lower cash balances.

The Company's effective income tax rate for financial reporting purposes for the three and six months ended June 30, 1998 was approximately 23 percent, which was lower than the U.S. federal statutory rate of 35 percent. This lower effective rate was primarily the result of the Company's December 1997 realignment which placed the ownership of its foreign operating assets in foreign subsidiaries of the Company. Since the Company intends to permanently reinvest outside the U.S. its foreign subsidiaries' earnings that are not otherwise subject to U.S. taxation, the Company will neither incur nor provide for any U.S. federal income taxes on such foreign earnings. The Company estimates that its overall effective income tax rate for 1998 will approximate the 23 percent rate incurred to date. Most of the tax expense for 1998 will be noncash because the Company will use its NOL carryforwards to significantly reduce its current U.S. federal income tax liability for the year.

In the three and six months ended June 30, 1997, the Company's effective income tax rate differed from the U.S. statutory rate primarily due to the Company's recognition of the future tax benefits of a portion of the Company's unused NOL carryforwards.

LIQUITY AND CAPITAL RESOURCES

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

On May 26, 1998, the Company issued $300 million of 7% Notes due 2028 and received cash proceeds of $296.0 million after deduction for discount and underwriting fees. The Company used $150.0 million of the proceeds to repay all amounts drawn under the $150 million credit facility and used the remainder to repay a portion of the amount drawn under the $240 million credit facility. The outstanding debt that was repaid from the net proceeds of the 7% Notes was incurred to finance the upgrade, acquisition and construction of rigs and for working capital requirements.

For the six months ended June 30, 1998, $126.7 million of cash flow was provided by operating activities, $296.0 million was provided from the issuance of the 7% Notes, and $3.8 million was provided from exercises of employee stock options. From these amounts, together with cash on hand, $426.6 million was used for capital expenditures, and $40.0 million was used to reduce amounts drawn under the Company's bank revolving credit facilities, net of borrowings.

For the six months ended June 30, 1997, $125.8 million of cash flow was provided by operating activities, $27.5 million was provided by maturities of marketable securities (net of purchases), and $5.0 million was provided from exercises of employee stock options. From these amounts, $134.2 million was used for capital expenditures.

In the first quarter of 1998, the Company entered into agreements with Harland and Wolff Shipbuilding and Heavy Industries Ltd. for the construction of two dynamically-positioned drillships in order to fulfill the Company's obligations under two multi-year, deep-water drilling contracts. The two drillships are expected to be completed at a cost of approximately $664 million, of which approximately $262 million in construction costs and $8 million of capitalized interest are expected to be incurred in 1998. The Company intends to finance construction of the drillships with internally generated funds and funds available under existing bank credit facilities. The Company anticipates the two drillships will enter service in the first and second quarters of 2000, respectively.

The first of the new drillships, the Glomar C.R. Luigs, will be used by the customer for thirty of the first thirty-six months after delivery, followed by two one-year options. Revenues to be generated over the thirty-month period will be approximately $186 million. The second of the two drillships, the Glomar Irish Sea I, is under contract with a customer for a period of three years and is expected to generate revenues of approximately $208 million.

Capital expenditures for the full year 1998 are anticipated to be $646 million, including $262 million for construction of the new drillships, $150 million for the purchase of the Glomar Arctic IV, $81 million for the conversion of the Glomar Explorer, $41 million for the conversion of the Glomar Celtic Sea, $67 million for improvements to the remainder of the drilling fleet, $20 million for the Transocean transaction, $19 million for capitalized interest, and $6 million for other expenditures.

As of June 30, 1998, the Company had $40.3 million in cash, cash equivalents and marketable securities (including $4.4 million which was restricted from use for general corporate purposes) and $330.0 million available for borrowings under the Company's bank revolving credit facilities. As of December 31, 1997, the Company had $80.6 million in cash, cash equivalents and marketable securities, including restricted amounts of $1.5 million.

In April 1998, the Company filed with the U.S. Securities and Exchange Commission a registration statement on Form S-3 under which, together with a previous registration statement on Form S-3, the Company may offer to sell from time to time (i) unsecured debt securities consisting of notes, debentures or other evidences of indebtedness, (ii) shares of preferred stock, $0.01 par value per share, and/or (iii) shares of common stock, $0.10 par value per share, for an aggregate initial public offering price not to exceed $500 million. The amount of securities available for issuance was reduced from $500 million to $200 million as a result of the issuance of the $300 million of 7% Notes in May 1998.

The Company believes that it will be able to meet all of its current obligations, including capital expenditures and debt service, from its cash flow from operations, its existing bank credit facilities, and its cash, cash equivalents and marketable securities.

As part of upgrading and expanding its rig fleet and other assets, the Company considers and pursues the acquisition of suitable additional rigs and other assets on an ongoing basis. If the Company decides to undertake an acquisition or the construction of a vessel, the incurrence of additional debt or issuance of additional shares of stock could be required.

Forward-Looking Statements

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our expectations for future Company performance and earnings; our projections regarding costs of the Company's rigs that are under construction and the dates they will enter service; our expectations regarding contract completion dates; our expectations regarding reimbursements under the Company's insurance coverages; estimated future costs attributable to idle third-party rigs under contract to the Company; our expectations regarding disputed amounts of dayrate revenue that can be claimed and collected by the Company; statements regarding future oil and gas prices and demand and future demand for offshore drilling services; our expectations regarding future income tax rates and capital expenditures; an estimate of the possible financial impact of a presently-suspended turnkey drilling project; our belief in the Company's ability to meet its current obligations; and other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to generate cash flows or obtain financing to fund its growth; identify and respond to changes in the markets for oil and gas and for offshore drilling services, including decreases in demand for the Company's services which may result from curtailments of oil and gas operators' drilling programs due to low oil and gas prices; prevail on its claims in disputed matters; manage its business in the face of existing or changing tax laws; respond to challenges in international markets, including changes in political or economic conditions and trade and regulatory matters; complete its construction projects on schedule and within budget; market its services competitively and cost effectively; manage the operational risks and uncertainties inherent in offshore oil and gas drilling, particularly on a turnkey basis; and manage other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

The Company disclaims any obligation or undertaking to disseminate any updates or revisions to its statements, forward-looking or otherwise, to reflect changes in the Company's expectations or any change in events, conditions or circumstances on which any such statements are based.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not significant.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

The federal proxy rules specify what constitutes timely submission for a stockholder proposal to be included in the Company's proxy statement for an annual meeting of stockholders. Effective August 5, 1998, Section II-7 of the Company's By-laws was amended to require that certain procedures be followed by any stockholder who desires to bring before an annual meeting a proposal, nomination or other business which is not the subject of a proposal timely submitted for inclusion in the Company's proxy statement.
At the present time, the only class of the Company's securities eligible to be voted at an annual meeting is the Common Stock, par value $.10 per share. Copies of the Company's By-laws and Section II-7 as amended are filed as exhibits to this Quarterly Report on Form 10-Q, and copies are also available upon request from the Company's Corporate Secretary, 777 N. Eldridge Parkway, Houston, Texas 77079-4493.

One of the procedural requirements in amended Section II-7 is timely notice in writing of the proposal, nomination or other business the stockholder proposes to bring before the meeting. In addition to the other requirements in amended Section II-7, the notice must be delivered to, or mailed and received at, the above address not later than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting. The deadline for delivery and receipt of such notices for the 1999 annual meeting of stockholders is the close of business on February 4, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 5, 1998. At the meeting, four directors were elected by a vote of holders of Common Stock, $.10 par value per share, as outlined in the Company's Proxy Statement relating to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (iii) each of such nominees was elected. The following numbers of votes were cast as to the director nominees: C. Russell Luigs, 150,555,083 votes for and 1,954,493 votes withheld; Edward R. Muller, 150,536,575 votes for and 1,973,001 votes withheld; Paul J. Powers, 150,545,241 votes for and 1,964,335 votes withheld; and John G. Ryan,
150,613,837 votes for and 1,895,739 votes withheld.   A vote was also taken
on a proposal to approve the Global Marine 1998 Stock Option and Incentive Plan, including performance measures to be used for certain performance-based compensation, with 143,427,061 votes being cast for approval, 8,111,256 votes being cast against approval, and 971,258 abstentions and broker non-votes.
In addition, a vote was taken on ratification of the appointment of Coopers
& Lybrand L.L.P. (now known as PricewaterhouseCoopers LLP) as independent certified public accountants of the Company and its subsidiaries for 1998, with 151,663,513 votes being cast for ratification, 524,868 votes being cast against ratification, and 321,195 abstentions and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3(ii).1   Amendment of By-laws of Global Marine Inc., effective
               August 5, 1998.

     3(ii).2   By-laws of Global Marine Inc. as amended through August 5, 1998.

         4.1 Section II-7 of the By-laws of Global Marine Inc. as amended August 5, 1998.

        10.1 Form of Letter Severance Agreement dated August 5, 1998, between the Company and nine executive officers, respectively.

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

(b)  Reports on Form 8-K

     During the second quarter of 1998, the Company filed one report on Form 8-K, which was dated May 20, 1998. Under Item 5, Other Events, the Company reported that it had entered into various agreements relating to the offering of $300,000,000 aggregate principal amount of its 7% Notes Due 2028. Certain agreements relating to the 7% Notes and the terms of the 7% Notes were filed as exhibits and listed under Item 7, Financial Statements and Exhibits.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GLOBAL MARINE INC.
                                  (Registrant)


Dated:  August 7, 1998        /s/ Thomas R. Johnson
                              ---------------------------------------
                              Thomas  R. Johnson
                              Vice President and Corporate Controller
                              (Duly Authorized Officer and Principal
                              Accounting Officer of the Registrant)