Form 10-Q
period 1998-09-30
GLOBAL MARINE INC
filed 1998-11-13
CIK 41850

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


          (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of October 31, 1998 was 173,354,465.

                           GLOBAL MARINE INC.

                     TABLE OF CONTENTS TO FORM 10-Q

                    QUARTER ENDED SEPTEMBER 30, 1998


                                                             Page

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Report of Independent Accountants                         2

      Condensed Consolidated Statement of Operations for
         the Three and Nine Months Ended September 30, 1998
         and 1997                                               3

      Condensed Consolidated Balance Sheet as of
         September 30, 1998 and December 31, 1997               4

      Condensed Consolidated Statement of Cash Flows for
         the Nine Months Ended September 30, 1998 and 1997      6

      Notes to Condensed Consolidated Financial Statements      7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations      11

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                        21

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                   21

SIGNATURE                                                      22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of September 30, 1998, and the related condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1998, and 1997. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
November 11, 1998


                       GLOBAL MARINE INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions, except per share amounts)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                        ------------------    -----------------
                                         1998        1997      1998       1997
                                        ------      ------    ------     ------
Revenues:
  Contract drilling                     $191.4      $167.3    $564.6     $405.1
  Drilling management                     79.9       135.4     335.5      337.0
  Oil and gas                               .9         1.7       3.2        5.7
                                        ------      ------    ------     ------
    Total revenues                       272.2       304.4     903.3      747.8

Expenses:
  Contract drilling                       73.7        73.1     200.6      182.9
  Drilling management                     99.9       120.6     354.2      297.2
  Oil and gas                               .4          .9       1.4        2.4
  Depreciation, depletion
    and amortization                      27.9        16.2      74.4       37.6
  General and administrative               3.7         5.9      14.1       15.7
                                        ------      ------    ------     ------
    Total operating expenses             205.6       216.7     644.7      535.8
                                        ------      ------    ------     ------
    Operating income                      66.6        87.7     258.6      212.0

Other income (expense):
  Interest expense                       (12.7)      (10.9)    (33.1)     (27.0)
  Interest capitalized                     3.7         5.7      13.9       13.9
  Interest income                           .7         1.6       2.6        5.0
                                        ------      ------    ------     ------
    Total other income (expense)          (8.3)       (3.6)    (16.6)      (8.1)
                                        ------      ------    ------     ------
    Income before income taxes            58.3        84.1     242.0      203.9

Provision (benefit) for income taxes:
  Current tax provision                    5.5         5.7      17.1       17.6
  Deferred tax provision (benefit)         5.6       (15.0)     36.1      (70.0)
                                        ------      ------    ------     ------
    Total provision (benefit) for
      income taxes                        11.1        (9.3)     53.2      (52.4)
                                        ------      ------    ------     ------

Net income                              $ 47.2      $ 93.4    $188.8     $256.3
                                        ======      ======    ======     ======

Earnings per share:
  Basic                                 $ 0.27      $ 0.54    $ 1.09     $ 1.50
  Diluted                               $ 0.27      $ 0.53    $ 1.07     $ 1.45


            See notes to condensed consolidated financial statements.

                     GLOBAL MARINE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               ($ in millions)

                                    ASSETS
                                                 September 30,     December 31,
                                                     1998              1997
                                                 ------------      -----------
Current assets:
  Cash and cash equivalents                        $   52.0         $   78.9
  Marketable securities                                 1.5              1.7
  Accounts receivable, net of allowances              177.8            152.2
  Future income tax benefits                           40.0             70.0
  Costs incurred on turnkey drilling
    contracts in progress                               9.9             11.7
  Prepaid expenses                                     20.0              3.1
  Other current assets                                  7.0             10.1
                                                   --------         --------
      Total current assets                            308.2            327.7

Properties and equipment:
  Rigs and drilling equipment, less
    accumulated depreciation of $343.9
    and $275.4 at September 30, 1998 and
    December 31, 1997, respectively                 1,265.5            609.2
  Construction in progress                            159.6            383.4
  Oil and gas properties, full cost method,
    less accumulated depreciation, depletion
    and amortization of $31.0 and $29.7 at
    September 30, 1998 and December 31, 1997,
    respectively                                       10.1              6.4
                                                   --------         --------
      Net properties and equipment                  1,435.2            999.0

Future income tax benefits                             76.0             79.4
Other assets                                           82.2             15.8
                                                   --------         --------
      Total assets                                 $1,901.6         $1,421.9
                                                   ========         ========

         See notes to condensed consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                 ($ in millions)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,   December 31,
                                                        1998            1997
                                                    ------------    -----------
Current liabilities:
  Accounts payable                                    $   92.2         $  115.5
  Accrued compensation and related employee costs         21.1             30.5
  Accrued interest                                         9.4              6.6
  Accrued income taxes                                    14.2             19.5
  Other accrued liabilities                               10.2             11.4
                                                      --------         --------
    Total current liabilities                            147.1            183.5

Long-term debt                                           720.6            399.4
Capital lease obligation                                  17.3             17.9
Other long-term liabilities                               10.7             15.5

Stockholders' equity:
  Preferred stock, $0.01 par value, 10 million
    shares authorized, no shares issued or
    outstanding                                              -                -
  Common stock, $0.10 par value, 300 million
    shares authorized, 173,354,465 shares and
    172,202,785 shares issued and outstanding
    at September 30, 1998 and December 31, 1997,
    respectively                                          17.3             17.2
  Additional paid-in capital                             321.5            310.1
  Retained earnings                                      667.1            478.3
                                                      --------         --------
    Total stockholders' equity                         1,005.9            805.6
                                                      --------         --------
  Total liabilities and stockholders' equity          $1,901.6         $1,421.9
                                                      ========         ========

        See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                            Nine Months Ended
                                                               September 30,
                                                            -----------------
                                                             1998       1997
                                                            ------     ------
Cash flows from operating activities:
  Net income                                               $ 188.8    $ 256.3
  Adjustments to reconcile net income to net cash
    flow provided by operating activities:
    Deferred income tax provision (benefit)                   36.1      (70.0)
    Depreciation, depletion and amortization                  74.4       37.6
    Increase in accounts receivable                          (70.1)     (45.3)
    Decrease (increase) in costs incurred on
      turnkey drilling contracts in progress                   1.8        (.9)
    Increase in other current assets                         (13.8)      (2.5)
    (Decrease) increase in accounts payable                  (23.3)      38.5
    (Decrease) increase in accrued liabilities               (10.2)      20.6
    Other, net                                                (4.6)      (3.4)
                                                           -------    -------
      Net cash flow provided by operating activities         179.1      230.9

Cash flows from investing activities:
  Capital expenditures                                      (531.7)    (467.5)
  Proceeds from sales of properties and equipment              3.2        1.4
  Proceeds from maturities of held-to-maturity
    securities                                                 1.3       46.6
  Purchases of held-to-maturity securities                    (1.1)     (19.3)
                                                           -------    -------
      Net cash flow used in investing activities            (528.3)    (438.8)

Cash flows from financing activities:
  Increases in long-term debt                                571.0      499.3
  Reductions of long-term debt                              (250.0)    (201.1)
  Proceeds from exercises of employee stock options            4.4        9.6
  Other                                                       (3.1)      (2.2)
                                                           -------    -------
  Net cash flow provided by financing activities             322.3      305.6
                                                           -------    -------

(Decrease) increase in cash and cash equivalents             (26.9)      97.7
Cash and cash equivalents at beginning of period              78.9       92.9
                                                           -------    -------
Cash and cash equivalents at end of period                 $  52.0    $ 190.6
                                                           =======    =======


          See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

These interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997.


Note 2 - Commitments to Purchase New Drillships

In the first quarter of 1998, the Company entered into agreements with Harland and Wolff Shipbuilding and Heavy Industries, Ltd. for the construction of two dynamically-positioned deep-water drillships, one for delivery in the fourth quarter of 1999 and the other for delivery in the first quarter of 2000. Future payment commitments in connection with construction of the rigs totaled $362 million at September 30, 1998.


Note 3 - Long-term Debt

Long-term debt as of September 30, 1998 and December 31, 1997 consisted of the following:

                                                         9/30/98   12/31/97
                                                         -------   --------
                                                            (In millions)

7-1/8% Notes due 2007, net of discount                    $299.4     $299.4
7% Notes due 2028, net of discount                         296.2          -
Borrowings under $240 million bank revolving
  credit facility                                          125.0      100.0
                                                          ------     ------
  Total long-term debt, including current maturities       720.6      399.4
Less current maturities                                        -          -
                                                          ------     ------
  Long-term debt                                          $720.6     $399.4
                                                          ======     ======


The weighted average annual rate of interest on borrowings under the Company's $240 million revolving credit facility was 5.85% as of September 30, 1998, as compared to 6.325% as of December 31, 1997.

On January 29, 1998, the Company entered into a one-year unsecured revolving credit facility (the "$150 million credit facility") in connection with the acquisition of the offshore drilling rig, Stena Forth, which was subsequently renamed the Glomar Arctic IV. Under the $150 million credit facility, the Company may borrow up to $150 million at interest rates determinable at the time of the borrowings. The unused portion of the credit facility is subject to an annual commitment fee of one-tenth of one percent. As of September 30, 1998, there were no borrowings under the $150 million credit facility.

The Company is seeking to amend the $150 million credit facility. Under the proposed amendment, the revolving credit period would be extended to 365 days from the closing date. Any amounts outstanding at the end of the revolving period may, at the option of the Company, be converted into a two-year term loan. It is estimated that the closing date will be in mid-November 1998.

On May 26, 1998, the Company issued $300 million of 7% Notes due 2028
(the "7% Notes") and received cash proceeds of $296.0 million after deduction for discount and underwriting fees. The Company used $150.0 million of the proceeds to repay all amounts drawn under the $150 million credit facility and used the remainder to repay a portion of the amount drawn under the $240 million revolving bank credit facility. The outstanding debt that was repaid from the net proceeds of the 7% Notes was incurred to finance the upgrade, acquisition and construction of rigs and for working capital requirements. Interest on the 7% Notes is payable on June 1 and December 1 of each year. The Company may redeem the 7% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7% Notes. The indenture relating to the 7% Notes contains limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions.


Note 4 - Income Taxes

The Company's effective income tax rates for financial reporting purposes for the three and nine months ended September 30, 1998 were approximately 19 and 22 percent, respectively, which were lower than the United States federal statutory rate of 35 percent. These lower effective rates were primarily the result of taxation of certain foreign subsidiaries' earnings at foreign rates, which were generally lower than the U.S. federal income tax rate. For the three and nine months ended September 30, 1997, the Company's effective tax rate differed from the U.S. statutory rate primarily due to the Company's recognition of the future tax benefits of a portion of the Company's unused net operating loss ("NOL") carryforwards.

Note 5 - Earnings per Share

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," in the fourth quarter of 1997.
As a result, the Company's reported earnings per share for the three and nine months ended September 30, 1997 have been restated. A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                               Three Months Ended          Nine Months Ended
                                   September 30,               September 30,
                            ------------------------    -----------------------
                               1998          1997          1998         1997
                            ----------    ----------    ----------   ----------
                                  ($ in millions, except per share data)
Net income (numerator):          $47.2         $93.4        $188.8       $256.3
                                 =====         =====        ======       ======

Shares (denominator):
  Shares - Basic           173,264,071   171,679,175   172,935,155  170,822,548
  Effect of employee
    stock options            2,395,816     5,288,703     2,995,137    5,571,457
                           -----------   -----------   -----------  -----------
  Shares - Diluted         175,659,887   176,967,878   175,930,292  176,394,005
                           ===========   ===========   ===========  ===========

Earnings per share:
  Basic                          $0.27         $0.54         $1.09        $1.50
  Diluted                        $0.27         $0.53         $1.07        $1.45


Note 6 - Contingencies

In June 1998, the Company suspended drilling a turnkey well after experiencing an underground blowout which made it impossible to continue drilling. The Company attempted to re-drill the well and failed when the casing buckled. The Company's insurance carrier has agreed to indemnify the Company for the costs incurred in re-drilling the well, less a $0.2 million deductible. As of September 30, 1998, the Company had incurred total costs in connection with the well (the initial drill and the re-drill) of approximately $13.1 million, including $7.4 million in re-drill costs.
All costs were deferred at September 30, 1998 pending resolution of the matter. The Company has not yet determined whether or not it will re-drill the well a second time, and there can be no assurance that the well would be successfully completed. Due to this uncertainty, the Company is not able to predict the amount of loss, if any, that it may incur in connection with the turnkey contract. Such loss could range from zero to $6 million. The maximum loss would occur in the event that the Company is unable to successfully perform under the drilling contract and is therefore unable to receive any revenue under its terms.

The Company is seeking to resolve a dispute with Sedco Forex Offshore ("Sedco") with respect to a bareboat charter agreement for the drilling rig, Glomar Grand Banks. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in July 1997. At issue are the date of termination of the charter, the condition of the rig upon its return to the Company, and Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings in December 1997, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig was in the shipyard for repairs prior to its return to work for another customer. Sedco completed using the rig for drilling on May 5, 1998, at which time the rig entered a shipyard to undergo the repairs at issue. The Company completed the repairs on October 30, 1998 and has begun mobilizing the rig to the east coast of Canada, where it will begin operating for another customer upon its arrival in November. An arbitration hearing with regard to the outstanding issues is scheduled for the second quarter of 1999. As of September 30, 1998, the amount of dayrate from Sedco which the Company has recognized as revenue totaled $23.2 million, none of which has been collected. In addition, the Company has paid $11.3 million as of September 30, 1998 for the cost of certain rig repairs for which the Company contends Sedco is responsible, and the Company expects to make claims against Sedco for additional repair costs. The two amounts totaling $34.5 million at September 30, 1998 are classified as noncurrent assets on the accompanying balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

SUMMARY

Operating income decreased by $21.1 million to $66.6 million for the third quarter of 1998 from $87.7 million for the third quarter of 1997. The decline was attributable to drilling management services, which reported a loss resulting from the downturn in shallow-water drilling activity in the Gulf of Mexico and the fixed costs of idle rigs retained by the Company under term contracts. The drilling management services loss was partially offset by contract drilling operations, which reported improved results primarily due to higher average dayrates.

Operating income increased by $46.6 million to $258.6 million for the nine months ended September 30, 1998, from $212.0 million for the nine months ended September 30, 1997. The improvement was attributable to higher average contract drilling dayrates and the addition of five deep-water rigs to the contract drilling fleet since July 1997, partly offset by a drilling management services loss.

Data relating to the Company's operations by business segment follows:

                               Three Months Ended September 30,   Nine Months Ended September 30,
                               -------------------------------    ------------------------------
                                                    % Increase                        % Increase
                                1998       1997     (Decrease)     1998      1997     (Decrease)
                               ------     ------    ----------    ------    ------    ----------
                                                        ($ in millions)
Revenues:
  Contract drilling            $191.4     $168.9        13%       $575.6    $410.4         40%
  Drilling management            80.7      135.9       (41%)       340.0     338.0          1%
  Oil and gas                      .9        1.7       (47%)         3.2       5.7        (44%)
  Less: Intersegment revenues     (.8)      (2.1)      (62%)       (15.5)     (6.3)       146%
                               ------     ------                  ------    ------
    Total revenues             $272.2     $304.4       (11%)      $903.3    $747.8         21%
                               ======     ======                  ======    ======

Operating income (loss):
  Contract drilling            $ 90.8     $ 79.1        15%       $292.4    $187.3         56%
  Drilling management           (20.0)      14.6      (237%)       (18.9)     39.5       (148%)
  Oil and gas                       -         .2      (100%)          .5       1.8        (72%)
  Corporate expenses             (4.2)      (6.2)      (32%)       (15.4)    (16.6)        (7%)
                               ------     ------                  ------    ------
    Total operating income     $ 66.6     $ 87.7       (24%)      $258.6    $212.0         22%
                               ======     ======                  ======    ======

The Company reported net income of $47.2 million for the third quarter of 1998, as compared with net income of $78.4 million for the third quarter of 1997. The results for the third quarter of 1997 are before a $15.0 million net credit to deferred income taxes due to the recognition of tax benefits of operating loss carryforwards.

The Company reported net income of $188.8 million for the nine months ended September 30, 1998, as compared with net income of $186.3 million for the nine months ended September 30, 1997. The results for the nine months ended September 30, 1997 are before a $70.0 million net credit to deferred income taxes due to the recognition of tax benefits of operating loss carryforwards.

The Company's deep-water rig conversion, the Glomar Explorer drillship, entered service in the Gulf of Mexico during the third quarter of 1998 under a five-year, $268 million contract. The addition of the Glomar Explorer expands the Company's deep-water fleet to eight rigs. Deep-water rigs now generate approximately half of the Company's operating income.

The weakness in worldwide oil prices, which began trending downward in the fourth quarter of 1997, continues to depress offshore drilling activity. Low oil prices have caused many customers to reduce their 1998 drilling budgets, primarily in the shallow-water depths where jackup drilling rigs are used. This decreased drilling activity has in turn increased competition among drilling contractors for available work and has forced down dayrates for some jackup rigs by as much as 68 percent compared with levels seen earlier in the year. In addition, the Company has experienced lower average utilization on some of its jackup rigs in the Gulf of Mexico and offshore West Africa in the third quarter of 1998. The Company expects this slowdown in shallow-water activity to continue to affect results from operations for the remainder of 1998. The Company's deep-water rigs, currently consisting of six semisubmersibles and two drillships, are generally operating under longer-term contracts and are less affected by the slowdown. At November 11, 1998, four of these rigs were operating under contracts expiring from March to December 1999, and the remaining four rigs were operating under contracts expiring in each of 2000, 2001, 2002 and 2003.

The Company has under construction two dynamically-positioned, ultra deep-water drillships, one of which is scheduled for delivery in the fourth quarter of 1999 and the other in the first quarter of 2000. The Company's deep-water fleet will total ten rigs with the addition of these two rigs.

CONTRACT DRILLING OPERATIONS

Data with respect to the Company's contract drilling operations follows:

                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                            -------------------------------    ------------------------------
                                                                 % Increase                        % Increase
                                             1998      1997      (Decrease)     1998      1997     (Decrease)
                                            ------    ------     ----------    ------    ------    ----------
Contract drilling revenues by area
   (in millions): (1)
      Gulf of Mexico                       $  59.7   $  63.1         (5%)     $ 206.4   $ 169.5         22%
      West Africa                             56.6      50.5         12%        169.5     141.9         19%
      North Sea                               51.2      24.6        108%        128.2      64.8         98%
      Other                                   23.9      30.7        (22%)        71.5      34.2        109%
                                           -------   -------                  -------   -------
                                           $ 191.4   $ 168.9         13%      $ 575.6   $ 410.4         40%
                                           =======   =======                  =======   =======

Average rig utilization (2)                    93%       99%                      97%       99%
Average dayrate                            $72,100   $59,300                  $72,900   $53,400
_______________
(1)  Includes revenues earned from affiliates.
(2)  Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations, and rigs during the periods they were being converted to drilling operations from other uses.


Of the $22.5 million increase in contract drilling revenues for the third quarter of 1998 as compared with the third quarter of 1997, $28.2 million was attributable to fleet additions subsequent to the second quarter of 1997 and $15.0 million was attributable to increases in average dayrates, partially offset by an $11.9 million decrease attributable to lower average rig utilization and an $8.8 million decrease in non-dayrate revenues.

Of the $165.2 million increase in contract drilling revenues for the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997, $107.7 million was attributable to increases in average dayrates and $82.3 million was attributable to fleet additions subsequent to the second quarter of 1997, partially offset by a $12.3 million decrease attributable to lower average rig utilization and a $12.5 million decrease in non-dayrate revenues.

The mobilization of rigs between the geographic areas shown in the above table also affected each area's revenues over the periods indicated. Specifically, the Company mobilized one jackup from the Gulf of Mexico to Trinidad in June 1997, one jackup from West Africa to California in July 1997 and to the North Sea in July 1998, one jackup from the North Sea to offshore Argentina in September 1997, one drillship from West Africa to offshore Egypt in April 1998 and back to West Africa in August 1998, and one jackup from the Gulf of Mexico to the North Sea in May 1998.

The Company's operating profit margin for contract drilling operations remained relatively unchanged at 47 percent for the third quarter of 1998 as compared with the third quarter of 1997. Operating expenses increased by $10.8 million primarily due to higher depreciation and other operating costs in connection with the deep-water additions to the drilling rig fleet and higher labor expense, partially offset by lower mobilization costs.

The Company's operating profit margin for contract drilling operations increased to 51 percent for the nine months ended September 30, 1998 from 46 percent for the nine months ended September 30, 1997, primarily as a result of higher average dayrates, partially offset by a decrease in average rig utilization. Operating expenses increased by $60.1 million due to higher depreciation and other operating costs in connection with the deep-water additions to the drilling rig fleet, higher labor expense and general price-level increases, partially offset by a decrease in mobilization costs.

The Company is seeking to resolve a dispute with Sedco Forex Offshore ("Sedco") with respect to a bareboat charter agreement for the drilling rig, Glomar Grand Banks. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in July 1997. At issue are the date of termination of the charter, the condition of the rig upon its return to the Company, and Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings in December 1997, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig was in the shipyard for repairs prior to its return to work for another customer. Sedco completed using the rig for drilling on May 5, 1998, at which time the rig entered a shipyard to undergo the repairs at issue. The Company completed the repairs on October 30, 1998 and has begun mobilizing the rig to the east coast of Canada, where it will begin operating for another customer upon its arrival in November. An arbitration hearing with regard to the outstanding issues is scheduled for the second quarter of 1999. As of September 30, 1998, the amount of dayrate from Sedco which the Company has recognized as revenue totaled $23.2 million, none of which has been collected. In addition, the Company has paid $11.3 million as of September 30, 1998 for the cost of certain rig repairs for which the Company contends Sedco is responsible, and the Company expects to make claims against Sedco for additional repair costs. The two amounts totaling $34.5 million at September 30, 1998 are classified as noncurrent assets on the accompanying balance sheet. The Company has not reserved any of these amounts, all of which it expects to collect. The total amount of dayrate to be claimed by the Company is projected to be in excess of $30 million, including the $23.2 million recognized through September 30, 1998. The Company believes it has meritorious claims to the remaining amount of dayrate revenues not yet recognized.

In February 1998, the Company completed the conversion of the Glomar Celtic Sea semisubmersible to drilling operations from an accommodations unit and began operating the rig in deep waters of the U.S. Gulf of Mexico under a three-year, $164 million contract. In addition, the Company's deep-water rig conversion, the Glomar Explorer drillship, entered service in the Gulf of Mexico in August 1998 under a five-year, $268 million contract. The addition of the Glomar Explorer expands the Company's deep-water fleet to eight rigs.

As of November 11, 1998, twelve of the Company's rigs were located in the U.S. Gulf of Mexico, ten were offshore West Africa, six were in the North Sea, and one was offshore each of Argentina and Trinidad. In addition, the Company completed repairs on the Glomar Grand Banks during October 1998 and is currently mobilizing the rig to the east coast of Canada, where it will operate under a contract which is expected to extend into December 1999. At November 11, 1998, 30 of the Company's 31 active rigs were under contract or committed to a customer.

A continuation of low oil prices has caused many oil and gas operators to reduce their 1998 drilling budgets, primarily in shallow-water depths where jackup rigs are used. This decreased drilling activity has in turn increased competition among drilling contractors for available work, and has recently forced down dayrates for some jackup rigs by as much as 68 percent compared to levels seen earlier in the year. Since the end of the second quarter of 1998, 14 of the Company's 23 jackups have been recontracted at rates which are, on average, 40 percent below the rates received earlier in the year. Among the remaining 9 jackups, 8 are operating under higher-dayrate contracts signed earlier in 1998, and one rig is idle. Among the 8 jackups operating at above current-market dayrates, 6 are estimated to complete their contracts in 1999 and two are estimated to complete their contracts in 2000. The Company's deep-water rigs, currently consisting of six semisubmersibles and two drillships, are generally operating under longer-term contracts and are less affected by the slowdown in shallow-water activity. At November 11, 1998, four of these rigs were operating under contracts expiring from March to December 1999, and the remaining four rigs were operating under contracts expiring in each of 2000, 2001, 2002 and 2003.

DRILLING MANAGEMENT SERVICES

Drilling management revenues decreased by $55.2 million to $80.7 million in the third quarter of 1998 from $135.9 million in the third quarter of 1997. The decrease in revenues consisted of a $59.5 million decrease attributable to a reduction in the number of turnkey wells drilled, to 12 in the third quarter of 1998 from 26 in the third quarter of 1997, and a $3.0 million decrease primarily attributable to daywork. These decreases were partially offset by an increase of $7.3 million attributable to higher average turnkey revenues per well.

Drilling management revenues increased by $2.0 million to $340.0 million for the nine months ended September 30, 1998 from $338.0 million for the
nine months ended September 30, 1997.   The increase in revenues consisted
of a $66.1 million increase attributable to higher average turnkey revenues per well and a $24.6 million increase primarily attributable to daywork. These increases were partially offset by a decrease of $88.7 million attributable to a reduction in the number of turnkey wells drilled, to 58 for the nine months ended September 30, 1998 from 79 for the nine months ended September 30, 1997.

Operating income decreased by $34.6 million to an operating loss of $20.0 million in the third quarter of 1998 compared with operating income of $14.6 million for the third quarter of 1997. Operating income decreased by $58.4 million to an operating loss of $18.9 million for the nine months ended September 30, 1998 compared with operating income of $39.5 million for the nine months ended September 30, 1997.

The drilling management services operating losses in the quarter and nine months ended September 30, 1998 were primarily due to the fixed cost of rigs retained by the Company under term contracts at above current-market rates. During the nine months ended September 30, 1998, the Company had an average of 14 third-party rigs under contracts with initial terms ranging from six months to one year. The Company has from time to time subcontracted some of these rigs to clients when they were not needed for turnkey operations. Due to the slowdown in shallow-water drilling activity in the U.S. Gulf of Mexico, these rigs were neither subcontracted out to third parties nor utilized internally for approximately 11 percent of the time, on average, during the nine months ended September 30, 1998, resulting in idle-time costs of $19.0 million and $30.9 million for the quarter and nine months, respectively. Of the 12 remaining rig contracts as of November 11, 1998, eleven will expire by the end of February 1999 and one will expire in June 1999. Although the Company has recorded its known losses for idle rig time and rigs subcontracted at below cost, the Company believes there could be an additional impact of as much as $14 million in the fourth quarter of 1998. Going forward, the Company plans to contract rigs for its turnkey operations on an as-needed, well-by-well basis.

The number of rigs under contract at above current-market rates significantly affected the number of turnkey wells resulting in losses for the quarter and nine months ended September 30, 1998. The Company incurred losses of $3.1 million on five of the 12 wells completed in the third quarter of 1998, compared with losses of $0.6 million on one of the 26 wells completed in the third quarter of 1997. Similarly, the Company incurred losses of $16.9 million on 13 of the 58 wells completed in the nine months ended September 30, 1998, as compared with losses of $1.5 million on three of the 79 wells completed in the nine months ended September 30, 1997. In addition, in the third quarter of 1998 the Company recognized $4.2 million of estimated losses related to rigs subcontracted at rates below the Company's cost and wells in progress at September 30, 1998 that were expected to be completed at a loss.

In June 1998, the Company suspended drilling a turnkey well after experiencing an underground blowout which made it impossible to continue drilling. The Company attempted to re-drill the well and failed when the casing buckled.
The Company's insurance carrier has agreed to indemnify the Company for the costs incurred in re-drilling the well,less a $0.2 million deductible. As of September 30, 1998, the Company had incurred total costs in connection with the well (the initial drill and the re-drill) of approximately $13.1 million, including $7.4 million in re-drill costs. All costs were deferred at September 30, 1998 pending resolution of the matter. The Company has not yet determined whether or not it will re-drill the well a second time, and there can be no assurance that the well would be successfully completed. Due to this uncertainty, the Company is not able to predict the amount of loss, if any, that it may incur in connection with the turnkey contract. Such loss could range from zero to $6 million. The maximum loss would occur in the event that the Company is unable to successfully perform under the drilling contract and is therefore unable to receive any revenue under its terms.

OTHER INCOME AND EXPENSES

General and administrative expense for the three and nine months ended September 30, 1998 decreased by $2.2 million and $l.6 million, respectively, from the comparable prior-year periods primarily due to lower executive compensation expense, partially offset by expenses incurred in connection with improvements to the Company's information systems and general price level increases, among other factors.

Interest expense for the three and nine months ended September 30, 1998 increased by $1.8 million and $6.1 million, respectively, from the comparable prior-year periods primarily due to higher debt incurred to finance the upgrade, acquisition and construction of rigs and for working capital requirements.

The Company capitalized $3.7 million of interest expense for the third quarter of 1998 as compared to $5.7 million for the comparable quarter of 1997, a decrease of $2.0 million. The decrease was due to the Glomar Celtic Sea and the Glomar Explorer, which entered service in the first and third quarters of 1998, respectively, partially offset by interest capitalized on the two new-builds, the Glomar C.R. Luigs and the Glomar Irish Sea I. Capitalized interest remained unchanged at $13.9 million for the nine months ended September 30, 1998 as compared to the comparable prior-year period.

Interest income for the three and nine months ended September 30, 1998 decreased by $0.9 million and $2.4 million, respectively, from the comparable prior-year periods primarily due to lower cash balances.

The Company's effective income tax rates for financial reporting purposes for the three and nine months ended September 30, 1998 were approximately
19 and 22 percent, respectively, which were lower than the U.S. federal statutory rate of 35 percent. These lower effective rates were primarily the result of the Company's December 1997 realignment, which placed the ownership of its foreign operating assets in foreign subsidiaries of the Company, and the fact that such foreign subsidiaries' earnings permanently invested abroad were taxed at foreign rates, which were generally lower than the U.S. federal income tax rate. Since the Company intends to permanently reinvest outside the U.S. its foreign subsidiaries' earnings that are not otherwise subject to U.S. taxation, the Company will neither incur nor provide for any U.S. federal income taxes on such foreign earnings. The Company estimates that its overall effective income tax rate for 1998 will be approximately 20 percent for the full year. Most of the tax expense for 1998 will be noncash because the Company will use its NOL carryforwards to significantly reduce its current U.S. federal income tax liability for the year.

In the three and nine months ended September 30, 1997, the Company's effective income tax rate differed from the U.S. statutory rate primarily due to the Company's recognition of the future tax benefits of a portion of the Company's unused NOL carryforwards.

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

For the nine months ended September 30, 1998, $179.1 million of cash flow was provided by operating activities, $296.0 million was provided from the issuance of the 7% Notes, $25.0 million was provided from the Company's bank revolving credit facilities (net of payments), and $4.4 million was provided from exercises of employee stock options. From these amounts, together with cash on hand, $531.7 million was used for capital expenditures.

For the nine months ended September 30, 1997, $230.9 million of cash flow was provided by operating activities, $299.3 million was provided from the issuance of the 7-1/8% Notes, $27.3 million was provided by maturities of marketable securities (net of purchases), and $9.6 million was provided from exercises of employee stock options. From these amounts, $467.5 million was used for capital expenditures.

In the first quarter of 1998, the Company entered into agreements with Harland and Wolff Shipbuilding and Heavy Industries Ltd. for the construction of two dynamically-positioned, ultra deep-water drillships in order to fulfill the Company's obligations under two multi-year drilling contracts. The two drillships are expected to be completed at an aggregate estimated cost of approximately $660 million, including all equipment, financing and other associated costs. Of this amount, the Company expects to incur approximately $220 million in construction costs and $7 million of capitalized interest in 1998. The Company intends to finance construction of the drillships with internally generated funds and funds available under existing bank credit facilities.

The first of the new drillships, the Glomar C.R. Luigs, is committed to a customer for thirty of thirty-six months following delivery, and is committed to another customer for the other six months. The first customer additionally has two one-year options following the thirty-six month period. Total revenues to be generated over the thirty-six month period after delivery is expected to be approximately $223 million. The second of the two drillships, the Glomar Irish Sea I, is committed to a customer for a period of three years and is expected to generate revenues of approximately $208 million. Each of the two drillships is now fully committed for three years following delivery, scheduled for late 1999 and early 2000, respectively.

Capital expenditures for the full year 1998 are anticipated to be $630 million, including $220 million for construction of the new drillships, $150 million for the purchase of the Glomar Arctic IV, $82 million for the conversion of the Glomar Explorer, $44 million for the conversion of the Glomar Celtic Sea, $45 million for improvements to the Glomar Grand Banks, $44 million for improvements to the remainder of the drilling fleet, $20 million for the Transocean transaction, $17 million for capitalized interest, and $8 million for other expenditures.

As of September 30, 1998, the Company had $53.5 million in cash, cash equivalents and marketable securities (including $3.5 million which was restricted from use for general corporate purposes) and $265.0 million available for borrowings under the Company's bank revolving credit facilities. As of December 31, 1997, the Company had $80.6 million in cash, cash equivalents and marketable securities, including restricted amounts of $1.5 million.

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

Year 2000 Readiness Disclosure

Background. The "Year 2000" problem refers to the inability of certain computer systems and other equipment with embedded chips or processors (collectively "Business Systems") to correctly interpret the century from a date in which the year is represented by only two digits. Business Systems which are not Year 2000 compliant may not be able to correctly process certain data, or in extreme situations, may cause a system to be disabled or fail to function reliably.

Overall Goals and Objectives. The Company's goal is to have all of its critical Business Systems functioning properly with respect to the Year 2000 problem before December 31, 1999 and to develop by December 31, 1999 contingency plans for use in the event of disruptions caused by the Year 2000 problem. In order to meet these goals, the Company has established a task force of key employees and outside professional consultants to identify, repair, and replace, if necessary, significant Business Systems with Year 2000 problems. These overall goals and objectives are referred to as the "Year 2000 Project Plan."

Year 2000 Project Plan.  The phases of the Year 2000 Project Plan include
(1) identifying and inventorying Year 2000 problems in significant Business Systems, (2) assigning priorities to Year 2000 Business Systems identified (i.e. Business Systems critical to continuing operations are given the highest priority), (3) assessing Year 2000 risks, (4) resolving and correcting Year 2000 problems with repairs, upgrades, or replacements,
(5) testing the Year 2000 repairs, upgrades, or replacements, (6) conducting assessments of the Year 2000 readiness of significant customers, suppliers, and business partners (collectively "Key Business Partners") including, where appropriate, using surveys and other assessment tools, and (7) developing and testing Year 2000 contingency plans. Currently, each phase is in various stages of completion; however, the Company estimates that it is approximately 30 percent complete with the Year 2000 Project Plan. The estimated completion dates are December 31, 1998 for phases one through three, June 30, 1999 for phases four and six, and December 31, 1999 for phases five and seven.

Business Systems: Accounting and Administrative. In 1995, the Company purchased and developed new accounting, payroll, personnel and purchasing software as part of the migration of its computer systems from a mainframe platform to a PC-based client/server platform. The Company has tested the software and believes them to be Year 2000 compliant. The Company, as part of its normal business operations, has upgraded certain software as part of its software maintenance agreements and is in the process of upgrading and modifying other software, to ensure that they are Year 2000 compliant.

As part of normal business operations, the Company replaces its computer hardware on an as needed basis as new technology is developed. The Company believes its computer hardware to be substantially, Year 2000 compliant; however, it is currently testing the hardware for such compliance.

Business Systems: Operational. Part of the Year 2000 Project Plan includes performing an inventory of each drilling rig's critical Business Systems. This inventory is in the process of being fully developed and evaluated, and a compilation of written documentation regarding compliance is underway.
At this time, the Company is not able to reasonably assess a likely worst case Year 2000 scenario related to its drilling rigs, but expects to be in a position to do so after completion of the rig assessment.

Key Business Partners. The Company has initiated communication with its Key Business Partners to seek Year 2000 readiness assurances and determine the extent to which their failure to correct their own Year
2000 problems could affect the Company.  The Company's Key Business
Partners include suppliers whose critical function is to provide drilling rig capital equipment essential to the operation of a rig. As part of normal business operations, the Company generally does not maintain an inventory of drilling rig capital equipment replacement parts. In the event replacement parts are required for a rig and the Company is unsuccessful in purchasing the equipment from its suppliers, the rig could experience idle time resulting in loss of revenue. Other Key Business Partners include customers who provide the Company's source of revenue and cash flow. Any disruption in this revenue stream could impact the Company's cash flow, results of operations and financial position. In large measure, the Company must rely on such Key Business Partners to make accurate and complete disclosures about their Year 2000 efforts in order for its assessment of their readiness to be effective. Accordingly, the Company cannot guarantee that Year 2000 problems, if any, in Key Business Partners' systems on which it relies will be timely resolved, nor, in most cases, can it reasonably inspect their Year 2000 efforts or independently verify their representations to the Company. In addition, the Company cannot foretell the effect on its business operations from the failure of systems owned by others, from the delivery of inaccurate information from other companies, or from the inability of Key Business Partners' systems to interface with the Company's systems. Where appropriate, the Company plans to explore the possibility of conducting tests of critical system interfaces with relevant Key Business Partners. The Company cannot guarantee that other companies' failure to resolve their Year 2000 problems would not have a material adverse effect on the Company; however, the Company will continue to assess these risks and prepare accordingly.

Costs. As of November 11, 1998, the Company has incurred approximately $100,000 of incremental costs related to the Year 2000 issue, primarily for outside consultants. Such costs are exclusive of certain software corrections or upgrades that are generally made in the normal course of business and are exclusive of the information system upgrade in 1995, which was unrelated to the Year 2000 issue. Although the Company presently expects future costs related to the Year 2000 issue to be immaterial with respect to the Company's results of operations, cash flow and financial position, total costs will be influenced by the Company's ability to successfully identify, repair, and/or replace the Business Systems that are critical to its business operations. The Company will be unable to estimate its future costs until it has significantly completed phases one through three of the Year 2000 Project Plan, which is expected to be by December 31, 1998. Costs related to the Year 2000 issue are funded from the Company's operating cash flows.

Risks. The Company's expectations regarding the Year 2000 problem are subject to uncertainties which could affect the Company's results of operations or financial condition. For example, the Company could be adversely affected by the inability of its Key Business Partners to remedy their own Year 2000 problems, or the Company could be unsuccessful in identifying or repairing all of its Year 2000 problems related to its critical business operations, and as such, the Company's results of operations or financial condition could be materially impacted. Accordingly, success depends on many factors, some of which are outside the Company's control. Despite reasonable efforts, the Company cannot assure that it will not experience any disruptions or otherwise be adversely affected by Year 2000 problems. While the Company does not expect any catastrophic failures of any of its Business Systems, such belief is based upon future events which cannot be reasonably predicted. As part of assessing its Year 2000 risks, the Company has initiated communication with its insurance carrier to determine the extent to which Year 2000 problems are covered.

Contingency Plans. The Company will be engaging external consultants to develop contingency plans for Business Systems and certain processes that are highly to moderately critical to the business operations. The contingency plans will encompass alternative courses of action, with limited reliance on computer software and hardware, in the event that Business Systems or processes are not Year 2000 compliant. The contingency plans are expected to be completed by the second quarter of 1999, with testing of the plans to occur before December 31, 1999.

To the extent that any reader of the above Year 2000 Readiness Disclosure is other than an investor or potential investor in the Company's equity or debt securities, this disclosure is made for the sole purpose of communicating or disclosing information aimed at correcting, helping to correct and/or avoid Year 2000 failures. This statement is made with the intention to comply fully with the Year 2000 Information and Readiness Disclosure Act as signed into law October 19, 1998. All statements made herein shall be construed within the confines of that Act.

Forward-Looking Statements

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our expectations for future Company performance and earnings; our projections regarding costs of the Company's rigs that are under construction, the financing of those costs, the dates the rigs will enter service, and the revenues expected to be generated by the rigs; our expectations regarding reimbursements under the Company's insurance coverages; the estimated impact of idle and subcontracted third-party rigs that are under contract to the Company, and our plans to contract rigs in the future; our expectations regarding disputed amounts of dayrate revenue that can be claimed and collected by the Company; statements regarding oil and gas prices and demand and the effect the resulting slowdown in offshore drilling activity will have on results of operations; our expectations regarding future income tax rates and liabilities, and future capital expenditures; an estimate of the possible financial impact of a presently-suspended turnkey drilling project; our estimated completion dates for the various phases of our Year 2000 Project Plan, as well as the project's estimated costs and projected effectiveness; our belief in the Company's ability to meet its current obligations; and other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to, changes in capital markets that affect our ability to obtain financing to fund our growth; changes in the markets for oil and gas and for offshore drilling services, including decreases in demand for the Company's services which may result from curtailments of oil and gas operators' drilling programs due to low oil or gas prices; the uncertainties inherent in resolving disputed matters through negotiation, arbitration, litigation or by other means; changing tax laws and regulations, as well as changing interpretations of such laws and regulations; the risks of operating in international markets, including changes in political, economic, trade and regulatory climates; unanticipated costs or delays in the Company's construction projects due to things such as price inflation, design and engineering problems, regulatory requirements, and labor difficulties; competitive and technological changes that affect our ability to market our services competitively and cost effectively; personal events that affect key employees' employment relationships with the Company; the operational risks and uncertainties inherent in offshore oil and gas drilling, particularly on a turnkey basis; the risks discussed above in our Year 2000 Information and Readiness Statement and Disclosure; and such other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

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

 (b)  Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GLOBAL MARINE INC.
                                  (Registrant)


Dated:  November 13, 1998     /s/ Thomas R. Johnson
                              ---------------------------------
                              Thomas  R. Johnson
                              Vice President and Corporate Controller
                              (Duly Authorized Officer and Principal
                              Accounting Officer of the Registrant)