Form 10-K405
period 1998-12-31
GLOBAL MARINE INC
filed 1999-03-17
CIK 41850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    __________

                                  1998 FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                          Commission file number 1-5471
                                    __________

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
YES  X    NO
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1999, the aggregate market value of the Company's common stock, $.10 par value, held by non-affiliates was $1,346,143,414.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value, 173,414,727 shares outstanding as of February 28, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 1999 Annual Meeting of Stockholders are incorporated into Part III of this Report.

                                TABLE OF CONTENTS

                                                                         Page

Part I

Items 1. and 2.   Business and Properties                                  3
Item 3.           Legal Proceedings                                       13
Item 4.           Submission of Matters to a Vote of Security Holders     14

Part II

Item 5.           Market for Registrant's Common Equity and Related
                    Stockholder Matters                                   14
Item 6.           Selected Financial Data                                 15
Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   16
Item 7A.          Quantitative and Qualitative Disclosures About
                    Market Risk                                           28
Item 8.           Financial Statements and Supplementary Data             29
Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                   57

Part III

Item 10.          Directors and Executive Officers of the Registrant      57
Item 11.          Executive Compensation                                  57
Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                        57
Item 13.          Certain Relationships and Related Transactions          57

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                   58

                                    PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

Global Marine Inc. is a holding company incorporated in Delaware in 1964. Unless otherwise provided, the term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to its consolidated subsidiaries. The Company's businesses are conducted by subsidiaries of Global Marine Inc.

The Company, which is headquartered in Houston, Texas, provides offshore drilling services on a dayrate basis and offshore drilling management services on a turnkey basis. Business segment and geographic information is set forth in Note 11 of Notes to Consolidated Financial Statements in
Item 8 of this Annual Report on Form 10-K.

Contract Drilling

Substantially all of the Company's domestic offshore contract drilling operations are conducted by Global Marine Drilling Company ("GMDC"), a wholly-owned subsidiary, and substantially all international operations are conducted by Global Marine International Drilling Corporation ("GMIDC"), also a wholly-owned subsidiary. Contract drilling offices are located in Houston, Texas; The Hague, Netherlands; Lafayette, Louisiana; Aberdeen, Scotland; Buenos Aires, Argentina; Cabinda, Angola; Douala, Cameroon; London, England; Luanda, Angola; New Orleans, Louisiana; Port Gentil, Gabon; Port Harcourt, Nigeria; Pointe Noire, Republic of Congo; and Trinidad, West Indies.

The Company has a modern, diversified, active fleet of 31 mobile offshore drilling rigs, plus two ultra deep-water drillships under construction.
The active fleet consists of 23 cantilevered jackups, five third-generation semisubmersibles, one fourth-generation semisubmersible, one moored drillship, and one dynamically positioned drillship. In addition, the Company has one currently inactive concrete island drilling system ("CIDS") designed for arctic operations. All of the Company's active rigs were placed in service in 1979 or later, and, as of February 22, 1999, their average age was approximately 15.7 years.

The Company's fleet is deployed in the major offshore oil and gas operating areas worldwide. The principal areas in which the fleet is currently deployed are the U.S. Gulf of Mexico, offshore West Africa, and the North Sea.

In February and March 1998 the Company entered into agreements with Harland and Wolff Shipbuilding and Heavy Industries Ltd. for the construction of two dynamically-positioned ultra deep-water drillships to fulfill the Company's obligations under two multi-year drilling contracts. The first of the new drillships, the Glomar C.R. Luigs, will be capable of drilling in maximum water depths of 9,000 feet, upgradable to 12,000 feet, and is scheduled to be delivered in the fourth quarter of 1999. The second of the new drillships, the Glomar Jack Ryan, will be capable of drilling in maximum water depths of 8,000 feet, upgradable to 12,000 feet, and is scheduled to be delivered in the first quarter of 2000. The two drillships have commitments from customers for a minimum period of three years each following delivery. Anticipated revenues under these contracts total $434 million.

In December 1998 the Company novated the contracts for the construction of the Glomar C.R. Luigs and the Glomar Jack Ryan to leasing subsidiaries of Lloyds Bank Plc and Barclays Bank Plc, respectively, and entered into two-fully defeased, 20-year capital leases with respect to the rigs. The leasehold costs of the drillships, including all construction, equipment, and financing costs, are anticipated to be approximately $610 million and are included in the Company's capital expenditures. (See Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.)

As part of the Company's goal of enhancing long-term shareholder value, the Company has from time to time considered and actively pursued business combinations and the acquisition or construction of suitable additional rigs and other assets. If the Company decides to undertake a business combination or an acquisition or construction project, the issuance of additional debt or additional shares of stock could be required.

Offshore Rig Fleet. The following table lists the rigs in the Company's drilling fleet as of February 22, 1999, indicating the year each rig was placed in drilling service, each rig's maximum water and drilling depth capabilities, current location, customer, and the date each rig is expected to complete its current drilling commitments.


                                            OFFSHORE RIG FLEET
                                      Status as of February 22, 1999

                             YEAR
                            PLACED    MAXIMUM     DRILLING
                              IN    WATER DEPTH     DEPTH                         CURRENT           CONTRACT
                           SERVICE   CAPABILITY  CAPABILITY      LOCATION         CUSTOMER           TERM (1)
                           -------  -----------  ----------      --------         --------          ---------
CANTILEVERED JACKUP
Glomar High Island I         1979       250 ft.   20,000 ft.  Gulf of Mexico   Nippon              expires 5/99
Glomar High Island II        1979       270 ft.   20,000 ft.  Gulf of Mexico   Unocal              expires 5/99
Glomar High Island III       1980       250 ft.   20,000 ft.  West Africa      -                   -
Glomar High Island IV        1980       250 ft.   20,000 ft.  Gulf of Mexico   Chevron             expires 8/99
Glomar High Island V         1981       270 ft.   20,000 ft.  West Africa      Cabinda Gulf        expires 9/99
Glomar High Island VII       1982       250 ft.   20,000 ft.  West Africa      Pecten Cameroon     expires 3/99
Glomar High Island VIII      1982       250 ft.   20,000 ft.  Gulf of Mexico   Vastar Resources    expires 2/99
Glomar High Island IX        1983       250 ft.   20,000 ft.  West Africa      -                   -
Glomar Adriatic I            1981       300 ft.   25,000 ft.  West Africa      -                   -
Glomar Adriatic II           1981       350 ft.   25,000 ft.  Gulf of Mexico   Chevron             expires 3/99
Glomar Adriatic III          1982       328 ft.   25,000 ft.  Gulf of Mexico   BHP                 expires 3/99
Glomar Adriatic IV           1983       350 ft.   25,000 ft.  North Sea        Ranger              expires 4/99
Glomar Adriatic V            1979       300 ft.   20,000 ft.  West Africa      -                   -
Glomar Adriatic VI           1981       350 ft.   20,000 ft.  North Sea        British Petroleum   expires 8/00
Glomar Adriatic VII          1983       328 ft.   20,000 ft.  Trinidad         Elf                 expires 6/99
Glomar Adriatic VIII         1983       300 ft.   25,000 ft.  West Africa      Mobil               expires 11/99
Glomar Adriatic IX           1981       300 ft.   20,000 ft.  West Africa      -                   -
Glomar Adriatic X            1982       300 ft.   20,000 ft.  West Africa      Cabinda Gulf        expires 8/99
Glomar Adriatic XI           1983       225 ft.   25,000 ft.  North Sea        British Gas         expires 3/00
Glomar Main Pass I           1982       300 ft.   25,000 ft.  Gulf of Mexico   Equitable           expires 5/99
Glomar Main Pass IV          1982       300 ft.   25,000 ft.  Gulf of Mexico   Energy Partners     expires 3/99
Glomar Labrador I            1983       300 ft.   25,000 ft.  Argentina        Total               expires 8/99
Glomar Baltic I              1983       375 ft.   25,000 ft.  Gulf of Mexico   Anadarko            expires 3/99

SEMISUBMERSIBLE
Glomar Arctic I              1983     3,000 ft.   25,000 ft.  Gulf of Mexico   British Petroleum   expires 5/02
Glomar Arctic III            1984     1,800 ft.   25,000 ft.  North Sea        Talisman            expires 3/99
Glomar Arctic IV             1983     1,800 ft.   25,000 ft.  North Sea        BritishPetroleum    expires 11/99
Maersk Jutlander             1982     1,200 ft.   25,000 ft.  North Sea        Maersk              expires 12/00
Glomar Grand Banks           1984     1,500 ft.   25,000 ft.  Canada           Mobil               expires 3/00
Glomar Celtic Sea            1998     5,000 ft.   25,000 ft.  Gulf of Mexico   Elf Exploration     expires 2/01

DRILLSHIP
Glomar Robert F. Bauer       1983     2,750 ft.   25,000 ft.  West Africa      Marathon            expires 7/99
Glomar Explorer              1998     7,800 ft.   25,000 ft.  Gulf of Mexico   Texaco/Chevron      expires 9/03

CONCRETE ISLAND
  DRILLING SYSTEM
Glomar Beaufort Sea I (2)    1984        55 ft.   25,000 ft.  Alaska           -                   -

_______________

(1) Expiration dates relate to executed contracts and letters of intent or other customer commitments for which contracts have not yet been executed and are estimates only.
(2) The Glomar Beaufort Sea I concrete island drilling system is inactive and has been excluded from the Company's rig utilization figures.


Jackup rigs have elevating legs which extend to the sea bottom, providing a stable platform for drilling, and are generally preferred in water depths of 300 feet or less. All of the Company's jackup rigs have drilling equipment mounted on cantilevers, which allow the equipment to extend outward from the rigs' hulls over fixed drilling platforms and enable operators to drill both exploratory and development wells. The Company has extended the reach of the cantilevers on ten of its jackups beyond the originally designed reach. This enables the drilling equipment to operate over larger production platforms. In addition, two of the Company's jackups have been equipped with "skid-off packages," which allow the drilling equipment to be transferred to fixed production platforms. The Company's two largest jackup rigs, the Glomar Labrador I and Glomar Baltic I, are capable of operating in severe weather environments such as the North Sea and offshore Eastern Canada.

Semisubmersible rigs are floating offshore drilling units that have pontoons and columns that, when flooded with water, cause the unit to partially submerge to a predetermined depth. Most semisubmersibles are anchored to the sea bottom with mooring chains, but some use dynamic positioning ("DP"), which means they are held in position by computer-controlled propellers, known as thrusters. Semisubmersibles are classified into four generations, distinguished mainly by their age, environmental rating, variable deck load, and water depth capability. The Company's Glomar Arctic I, Glomar Arctic III, Glomar Arctic IV, Glomar Grand Banks, and Maersk Jutlander semisubmersibles are third-generation, conventionally-moored rigs suitable for drilling in deep-water, harsh-weather environments. The Company's Glomar Celtic Sea is a fourth-generation semisubmersible capable of drilling in water depths of up to 5,000 feet, and utilizes a mooring system that is DP-assisted.

Drillships are generally preferred for deep-water drilling in remote locations with moderate weather environments because of their mobility and large load carrying capability. The Company's Glomar Explorer is a dynamically positioned drillship capable of drilling in maximum water depths of 7,800 feet. The Glomar Robert F. Bauer is a conventionally-moored drillship capable of drilling in maximum water depths of 2,750 feet.

The Company's "deep-water" rigs consist of its semisubmersibles and drillships. The Company considers rigs with a maximum water depth capability of 5,000 feet or more, such as the Glomar Explorer, the Glomar Celtic Sea, and the two drillships currently under construction, to be "ultra deep-water" rigs.

All of the Company's active rigs are equipped with top-drive drilling systems. Top-drives permit drilling with extended stands of drill pipe, reducing the number of connections required, and enable operators to rotate the drill pipe when exiting the well bore, thereby increasing both the speed and safety of drilling operations and reducing the risk of the drill pipe becoming stuck in the well bore.

The Company owns all of the rigs in the fleet with the exception of the Glomar Explorer, which is subject to a 30-year capital lease, and the two drillships under construction, which are subject to 20-year capital leases.

Rig Utilization. For the year ended December 31, 1998, the Company's average utilization rate(1) for its active rigs was 96 percent compared to 99 percent for 1997. As of February 22, 1999, 26 of the Company's 31 active rigs were under contract. Twelve of the Company's currently operating rigs are expected to complete their commitments by June 30, 1999, an additional seven are expected to complete their commitments by December 31, 1999, and the remaining seven rigs are expected to complete their commitments in 2000 or later.

As of December 31, 1998, eleven of the Company's twelve rigs in the Gulf of Mexico were employed. As of that date, the industry utilization rate(2) in the Gulf of Mexico was 65 percent compared with a rate of 89 percent as of December 31, 1997. Revenues atrributable to the Gulf of Mexico accounted for 36 percent of the Company's contract drilling revenues in 1998, 40 percent in 1997, and 36 percent in 1996.

________________

(1) The average rig utilization rate for a period is the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work. It excludes the CIDS and also excludes days while a rig undergoes conversion to drilling operations.

(2) Industry utilization rates are derived from data published by Offshore Data Services and other information available to the Company. The Company has adjusted the numerator (rigs working) and denominator (rigs available) as reported by Offshore Data Services to include certain rigs which are under contract for non-drilling uses but which are able to compete with Company rigs and to exclude other rigs that, because of their location or other factors, do not compete with Company rigs.

As of December 31, 1998, seven of the Company's ten rigs offshore West Africa were employed. As of that date, the industry utilization rate offshore West Africa was 82 percent compared with a rate of 96 percent as of December 31, 1997. Revenues from this market accounted for 29 percent of the Company's contract drilling revenues in 1998, 36 percent in 1997, and 35 percent in 1996.

As of December 31, 1998, all six of the Company's rigs in the North Sea were employed. As of that date, the industry utilization rate in the North Sea was 91 percent compared with a rate of 94 percent as of December 31, 1997. Revenues from this market accounted for 23 percent of the Company's contract drilling revenues in 1998, 13 percent in 1997, and 25 percent in 1996.

In addition to the major drilling markets of the Gulf of Mexico, West Africa, and the North Sea, the Company had one rig operating offshore Canada, one offshore Trinidad, and one offshore Argentina at December 31, 1998.

The following table sets forth the size and average utilization rate of the Company's active rig fleet for each of the past five years.

                                       1998   1997   1996   1995   1994
                                       ----   ----   ----   ----   ----
Rigs in service at year-end            31     28     26     26     24
Average rig utilization                96%    99%    98%    99%    94%


Backlog. The following tables show, for each of the Company's three principal types of drilling rigs and each major geographic area, the Company's revenue backlog and percentage of rig months committed for 1999 and 2000 and revenue backlog for later years, determined on the basis of executed contracts and other commitments as of December 31, 1998. The number of rigs of each type is indicated in parenthesis. Figures in the tables below include two drillships under construction, one of which is scheduled to enter service in the Gulf of Mexico in the fourth quarter of 1999 and one of which is scheduled to enter service offshore West Africa in the first quarter of 2000.

                                  1999                 2000
                          -------------------   -------------------
                                      % Rig                 % Rig
                                      Months                Months     Later     Total
                          Revenues  Committed   Revenues  Committed    Years    Revenues
                          --------  ---------   --------  ---------   -------   --------
                                                    ($ in millions)
Jackups (23)                $142       31%       $ 26         4%        $  -     $  168
Semisubmersibles (6)         235       85%        125        49%          73        433
Drillships (4)                98       84%        191        74%         431        720
                            ----                 ----                   ----     ------
  Total                     $475       45%       $342        20%        $504     $1,321
                            ====                 ====                   ====     ======

                                  1999                 2000
                          -------------------   -------------------
                                      % Rig                 % Rig
                                      Months                Months     Later     Total
                          Revenues  Committed   Revenues  Committed    Years   Revenues
                          --------  ---------   --------  ---------   -------  --------
                                                    ($ in millions)
Gulf of Mexico (13)         $175       35%       $231        31%       $358     $  764
West Africa (11)              75       33%         62         8%        146        283
North Sea (6)                134       74%         49        29%          -        183
Other (3)                     91       67%          -         -           -         91
                            ----                 ----                  ----     ------
  Total                     $475       45%       $342        20%       $504     $1,321
                            ====                 ====                  ====     ======

The contract drilling backlog at December 31, 1997 was $1.2 billion. The backlog at December 31, 1998 and 1997 included $68 million and $346 million, respectively, attributable to letters of intent or other customer commitments for which contracts had not yet been executed as of December 31.

Drilling Contracts and Major Customers. Contracts to employ the Company's drilling rigs extend over a specified period of time or the time required to drill a specified well or number of wells. While the final contract for employment of a rig is the result of negotiations between the Company and the customer, most contracts are awarded based upon competitive bidding.
The rates specified in drilling contracts are generally on a daily-rate ("dayrate") basis, payable in U.S. dollars, and vary depending upon the type of rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions, and other variables. Each contract provides for a basic dayrate during drilling operations, with lower rates or no payment for periods of equipment breakdown, adverse weather, or other conditions which may be beyond the Company's control. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed amounts, or for no payment during the mobilization or demobilization. A contract may be terminated by the customer if the rig is destroyed or, in some cases, if drilling operations are suspended for a specified period of time due to a breakdown of major equipment, in the event of poor operational, safety, or environmental performance not remedied by the Company within a specified period, or if other events occur that are beyond either party's control.

The Company's offshore contract drilling business is subject to the usual risks associated with having a limited number of customers for its services. No single customer provided more than 10 percent of consolidated revenues in 1998, 1997, or 1996.

Drilling Management Services

The Company provides drilling management services priced on a completed-project ("turnkey") basis through two wholly-owned subsidiaries, Applied Drilling Technology Inc. ("ADTI") and Global Marine Integrated Services - International Inc. ("GMIS-I"), and through Global Marine Integrated Services - Europe ("GMIS-E"), a division of one of the Company's foreign subsidiaries. ADTI operates primarily in the U.S. Gulf of Mexico, and GMIS-I and GMIS-E operate in areas other than the U.S. Gulf of Mexico. Each will assume responsibility for the design and execution of specific offshore drilling programs and deliver a logged or loggable hole to an agreed depth for a guaranteed price. Compensation is contingent upon satisfactory completion of the drilling program.

As of December 31, 1998, ADTI had completed 487 turnkey wells since commencing operations in 1980, including 74 in 1998, 101 in 1997, and 79 in 1996. GMIS-I completed three turnkey wells in 1998, six in 1997, and three in 1996. GMIS-E did not undertake any turnkey wells in 1998, 1997, or 1996.

In addition to providing drilling management services on a turnkey basis, GMIS-I and GMIS-E offer services as general contractors under arrangements described as "partnering," "full service contracting," and "integrated drilling services" arrangements, among others. When the Company acts as a general contractor, it provides planning, engineering and management services beyond the scope of its traditional contract drilling business, and thereby assumes greater liability. GMIS-I and GMIS-E provide such planning, engineering and management services, as well as turnkey drilling services, in areas other than the U.S. Gulf of Mexico.

As of December 31, 1998, the Company's drilling management services revenue backlog was approximately $36 million, all of which is expected to be realized in 1999. As of December 31, 1997, the drilling management services backlog was approximately $55 million.

Oil and Gas Operations

The Company conducts oil and gas exploration, development, and production activities through its wholly-owned subsidiary, Challenger Minerals Inc. ("CMI"). Such activities primarily include participation in the development and operation of properties for oil and gas production. In addition, the Company incurs through ADTI and other subsidiaries certain limited exploration and leasehold acquisition costs in connection with its turnkey drilling operations. Typically the Company acquires a participation interest only in order to secure a turnkey drilling contract. Substantially all of the Company's oil and gas activities are conducted in the United States offshore Louisiana and Texas and onshore in Oklahoma and Texas. Oil and gas operations accounted for less than one percent of the Company's revenues in 1998.

Competition and Business Environment

Drilling contracts are awarded on a competitive-bid basis. An operator selecting a rig may consider, among other things, rig availability, quality of service and equipment, and price. Offshore drilling is a highly competitive business with numerous industry participants, none of which has a significant market share, which makes it difficult to raise prices. Recent mergers in the oil and gas industry have resulted in fewer but bigger customers for the services provided by the Company and its competitors.

Offshore drilling is a highly cyclical business and may be impacted by oil and gas price levels and volatility. Worldwide military, political, and economic events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Some other factors which have affected and are likely to continue affecting oil and gas prices and, in turn, the level of demand for the Company's services, include demand for oil and gas worldwide, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels, the level of production by non-OPEC countries, domestic and foreign tax policy, and government laws and regulations which restrict exploration and development of oil and gas in various offshore jurisdictions.

Competition for the skilled labor required for deep-water operations has intensified as the number of deep-water rigs added to worldwide fleets or under construction has increased in the last few years. Although such competition has not materially affected the Company to date, the Company has found it more difficult to find qualified individuals, and the possibility exists that competition for skilled labor with deep-water expertise could limit the Company's results of operations.

ADTI, GMIS-I, and GMIS-E compete with other participants in the offshore drilling industry, some of which have greater resources. In addition, the Company's drilling management services business is subject to the usual risks associated with having a limited number of customers for its services.

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

Operational Risks and Insurance

The Company's operations are subject to the usual hazards incident to the drilling of oil and gas wells, such as blowouts, explosions, oil spills, and fires. They are also subject to hazards peculiar to marine operations, such as collision, grounding, and severe weather. All of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations.

The Company maintains insurance coverage against certain general and marine public liability, including liability for personal injury, in the amount of $200 million, subject to a self-insured retention of no more than $250,000 per occurrence. In addition, the Company's rigs and related equipment are separately insured under hull and machinery policies against certain marine and other perils, subject to a self-insured retention generally of no more than $300,000 per occurrence. The Company's current practice is to insure each active rig for its market value. Although each rig is insured for at least its financial book value, the Company's insurance does not cover all costs that would be required to replace each rig with a newly constructed one. In addition to hull and machinery coverage, the Company purchases business interruption insurance with respect to its operating rigs. Business interruption coverage applies only to business interruptions as a result of losses insured under hull and machinery policies, and is not available to the Company for interruptions arising from damages to "spud cans," which are the bases of legs of jackup rigs. The deductible for business interruption claims is 30 days. Although the Company currently purchases business interruption insurance with respect to all of its operating rigs, the decision to insure a rig against interruption risks is dependent on a number of factors, including dayrate and utilization levels, and no assurance can be made that the Company will continue to insure any or all of its operating rigs against such risks. All of the Company's rigs which are operated internationally are presently insured against loss due to war, including terrorism.

Although the Company's general and marine public liability policies cover liability for pollution under most circumstances, they do not cover liability for bringing a well under control following a blowout. In the case of turnkey drilling operations, the Company maintains insurance covering the cost of controlling the well, including any environmental damage resulting therefrom, the cost of cleanup, and the cost of redrilling ("well-control liabilities") in an amount not less than $30 million per occurrence, subject to a self-insured retention of $200,000 per occurrence. Under turnkey drilling contracts, the Company generally assumes the risk of the cost of well control, but on occasion the Company receives indemnification from the customer for such risk in excess of the $30 million insurance coverage. In many instances, however, the Company is not indemnified by its customers for well-control liabilities. Furthermore, the Company is not insured against certain drilling risks, such as stuck drill stem and loss of in-hole equipment not arising from an insured peril, that could result in delays or nonperformance of a turnkey drilling contract. In connection with the Company's offshore contract drilling operations, the Company is generally indemnified for any cost of well control by its customers. In any event, however, the Company maintains insurance against such liabilities in the amount of $50 million per occurrence, subject to a self-insured retention of $200,000 per occurrence.

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

Foreign Operations

A significant portion of the Company's revenues is attributable to operations in foreign countries. Such activities accounted for 47 percent of the Company's consolidated revenues in 1998, 35 percent in 1997, and 40 percent in 1996. Risks associated with the Company's operations in foreign areas include risks of war and civil disturbance or other risks that may limit or disrupt markets, expropriation, nationalization, renegotiation or nullification of existing contracts, foreign exchange restrictions, foreign currency fluctuations, foreign taxation, changing political conditions, and foreign and domestic monetary policies. To date, the Company has experienced no material loss as a result of any of these factors. Additionally, the ability of the Company to compete in the international drilling market may be adversely affected by foreign governmental regulations favoring or requiring the awarding of drilling contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from a particular jurisdiction. Furthermore, foreign governmental regulations, which may in the future become applicable to the oil and gas industry, could reduce demand for the Company's services, or such regulations could directly affect the Company's ability to compete for customers.

Governmental Regulations and Environmental Matters

The Company's business is affected by changes in public policy and by federal, state, foreign, and local laws and regulations relating to the energy industry. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental, and other policy reasons adversely affects the Company's operations by limiting available drilling and other opportunities in the energy service industry.

The Company's operations are subject to numerous federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment.
For example, the Company, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the Outer Continental Shelf, is liable for damages and for the cost of removing oil spills for which it may be held responsible, subject to certain limitations. The Company's operations may involve the use or handling of materials that may be classified as environmentally hazardous substances. Laws and regulations protecting the environment have generally become more stringent, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault. The Company does not believe that environmental regulations have had any material adverse effect on its capital expenditures, results of operations, or competitive position to date, and does not presently anticipate that any material expenditures will be required to enable it to comply with existing laws and regulations. It is possible, however, that modification of existing regulations or the adoption of new regulations in the future, particularly with respect to environmental and safety standards, could have such a material adverse effect on the Company's operations.

The U.S. Oil Pollution Act of 1990 ("OPA '90") and similar legislation enacted in Texas, Louisiana, and other coastal states address oil spill prevention and control and significantly expanded liability exposure across all spectrums of the oil and gas industry. The Company is of the opinion that it maintains sufficient insurance coverage to respond to the added exposures.

OPA '90 mandated increases in the amounts of financial responsibility that must be certified with respect to mobile offshore drilling units and offshore facilities (e.g., oil and gas production platforms, among others) located in U.S. waters. Operators of mobile offshore drilling units, together with operators of vessels, must provide evidence of financial responsibility based on a tonnage formula. The Company has complied with the requirement by providing evidence of adequate U.S.-based net worth. The Company's inability to comply with the rule in the future, however, could have a material adverse effect on its operations and financial condition. For 1998, 37 percent of the Company's contract drilling revenues were attributable to operations in U.S. waters, and, as of February 22, 1999, 12 of the Company's 31 active rigs were located in U.S. waters.

OPA '90 also requires lessees, permittees, or holders of a right of use for offshore facilities (including mobile offshore drilling rigs while attached to the ocean floor) to certify evidence of financial responsibility. This financial responsibility requirement varies from $10 million to $150 million per facility, with the actual requirement determined based on an estimate of the number of barrels of oil which could be spilled under a worst-case scenario. The Department of the Interior's Minerals Management Service is responsible for promulgating regulations implementing the financial responsibility requirements with respect to offshore facilities. CMI does not presently operate any offshore production platforms, but it expects to do so on occasion in the future, and expects to satisfy the financial responsibility requirements with third-party insurance. ADTI's business and GMDC's operations in the Gulf of Mexico are largely dependent on oil and gas companies' drilling activities, which, in turn, ultimately depend on their ability to meet the OPA '90 financial responsibility requirements.

Employees

The Company had approximately 2,700 employees at December 31, 1998. The Company requires highly skilled personnel to operate its drilling rigs. In recognition of this, the Company conducts extensive personnel training and safety programs.

Executive Officers of the Registrant

The name, age as of December 31, 1998, and office or offices currently held by each of the executive officers of the Company are as follows:

    Name                    Age   Office or Offices
    ----                    ---   -----------------

    David A. Herasimchuk     56   Vice President, Market Development
    Thomas R. Johnson        50   Vice President and Corporate Controller
    C. Russell Luigs         65   Chairman of the Board
    Jon A. Marshall          47   Executive Vice President and
                                    Chief Operating Officer
    James L. McCulloch       46   Vice President, General Counsel and
                                    Assistant Secretary
    W. Matt Ralls            49   Senior Vice President, Chief Financial
                                    Officer and Treasurer
    Robert E. Rose           60   President and Chief Executive Officer
    Douglas K. Vrooman       48   President of Applied Drilling Technology Inc.
    Marion M. Woolie         44   President of Global Marine Drilling Company

Officers serve for a one-year term or until their successors are elected and qualified to serve. Each executive officer's principal occupation has been as an executive officer of the Company for more than the past five years, with the exception of Messrs. Ralls, Rose, Vrooman, and Woolie. Mr. Ralls has been the Company's Senior Vice President, Chief Financial Officer and Treasurer since January 1999, prior to which he had been the Company's Vice President and Treasurer since 1997. Mr. Ralls served as Executive Vice President, Chief Financial Officer, and a director of Kelley Oil Corporation from 1990 to 1996, after which he was Vice President of Capital Markets and Corporate Development for The Meridian Resource Corporation. Mr. Rose has been the Company's President and Chief Executive Officer since May 1998, prior to which he was President and Chief Executive Officer of Cardinal Services, Inc., an oil services company, since April 1998, and President and Chief Executive Officer of Diamond Offshore Drilling, Inc. and its predecessor, Diamond M Company, for more than a decade. Mr. Vrooman has been President of Applied Drilling Technology Inc. ("ADTI") since 1995. He joined ADTI in 1994 as Operations Manager after 24 years in onshore and offshore drilling operations with Exxon and Freeport McMoRan. Mr. Woolie has been President of Global Marine Drilling Company ("GMDC") since May 1998. He was GMDC's Vice President, Sales and Contracts, from May 1997 to May 1998, prior to which he was responsible for GMDC's North and South American sales.


ITEM 3.  LEGAL PROCEEDINGS

The Company is seeking to resolve a dispute with Sedco Forex Offshore ("Sedco") with respect to a bareboat charter agreement for the drilling rig, Glomar
Grand Banks. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in July 1997. At issue are the date of termination of the charter, the condition of the rig upon its return to the Company, and Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings in London in December 1997, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig was in the shipyard for repairs prior to its return to work for another customer. Sedco completed using the rig for drilling on May 5, 1998, at which time the rig entered a shipyard to undergo the repairs at issue.

The Company completed the repairs on October 30, 1998, and mobilized the rig to the east coast of Canada, where it is currently operating for another customer. The arbitration hearing in London with regard to the outstanding issues has been delayed until no earlier than the third quarter of 1999.
As of December 31, 1998, the amount of dayrate from Sedco which the Company has recognized as revenue totaled $23.2 million, none of which has been collected. In addition, the Company has paid $28.7 million as of December 31, 1998, for the cost of certain rig repairs for which the Company contends Sedco is responsible, and the Company expects to make claims against Sedco for additional repair costs. The two amounts totaling $51.9 million at December 31, 1998, were classified as noncurrent assets on the accompanying balance sheet. The Company has not reserved any of these amounts, all of which it expects to collect. The total amount of dayrate to be claimed by the Company is projected to be in excess of the $23.2 million recognized through December 31, 1998.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1998.


                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $.10 par value per share, is listed on the New York Stock Exchange under the symbol "GLM." At February 28, 1999, there were 8,223 stockholders of record of the Common Stock. The high and low sales prices of the Common Stock as reported on the New York Stock Exchange Composite Transactions Tape for each full quarterly period within the past two years appear under "Consolidated Selected Quarterly Financial Data," which follows the notes to the consolidated financial statements.

The Company did not declare any dividends on its common stock in either 1998 or 1997. Subject to the preferential dividend rights of holders of the Company's preferred stock, if any, the holders of the Common Stock will be entitled to receive when, as, and if declared by the Board of Directors out of funds legally available therefor, all other dividends payable in cash, in property, or in shares of Common Stock. The Company does not intend to declare or pay dividends on the Common Stock in the foreseeable future, but reconsiders the declaration and payment of dividends from time to time.

ITEM 6.  SELECTED FINANCIAL DATA


                                  GLOBAL MARINE INC. AND SUBSIDIARIES
                                            FIVE-YEAR REVIEW
                         (In millions, except per share and operational data)

                                                      ------------------------------------------------------
                                                         1998       1997       1996       1995       1994
                                                      ------------------------------------------------------
Financial Performance
Revenues:
  Contract drilling                                    $  742.4   $  579.4   $  362.5   $  248.9   $  211.4
  Drilling management services                            416.0      480.5      305.3      209.3      137.8
  Oil and gas                                               3.8        7.2       12.9        9.8        9.8
                                                       --------   --------   --------   --------   --------
    Total revenues                                     $1,162.2   $1,067.1   $  680.7   $  468.0   $  359.0
                                                       ========   ========   ========   ========   ========

Operating income:
  Contract drilling                                    $  361.7   $  274.8   $  125.4   $   54.6   $   25.6
  Drilling management services                            (30.7)      50.0       27.9       17.3       10.8
  Oil and gas                                               0.3        2.1        6.8        3.4        3.7
  Corporate expenses                                      (20.8)     (21.8)     (19.3)     (15.0)     (14.0)
                                                       --------   --------   --------   --------   --------
    Total operating income                                310.5      305.1      140.8       60.3       26.1
                                                       --------   --------   --------   --------   --------

Other income (expense):
  Interest expense                                        (46.9)     (39.7)     (30.9)     (30.2)     (30.2)
  Interest capitalized                                     17.2       20.9        2.6        5.6        3.7
  Interest income                                           3.3        7.7        6.2        4.7        3.8
  Other                                                       -          -        1.0       14.7        2.0
                                                       --------   --------   --------   --------   --------
      Total other income (expense)                        (26.4)     (11.1)     (21.1)      (5.2)     (20.7)
                                                       --------   --------   --------   --------   --------
      Income before income taxes, extraordinary
        item, and accounting change                       284.1      294.0      119.7       55.1        5.4

Provision for income taxes:
  Current tax provision                                    18.5       33.5        9.6        3.2        0.6
  Deferred tax provision (benefit)                         42.3      (54.6)     (70.0)         -          -
                                                       --------   --------   --------   --------   --------
      Total income tax provision (benefit)                 60.8      (21.1)     (60.4)       3.2        0.6
                                                       --------   --------   --------   --------   --------
      Income before extraordinary item and
        cumulative effect of accounting change            223.3      315.1      180.1       51.9        4.8

  Extraordinary loss on extinguishment of debt, net           -       (4.5)         -          -          -
  Cumulative effect of accounting change                      -          -          -          -       (3.5)
                                                       --------   --------   --------   --------   --------
      Net income                                       $  223.3   $  310.6   $  180.1   $   51.9   $    1.3
                                                       ========   ========   ========   ========   ========

Income per share before extraordinary item and
  accounting change:
  Basic                                                $   1.29   $   1.84   $   1.07   $   0.31   $   0.03
  Diluted                                              $   1.27   $   1.79   $   1.03   $   0.31   $   0.03

Net income per share:
  Basic                                                $   1.29   $   1.81   $   1.07   $   0.31   $   0.01
  Diluted                                              $   1.27   $   1.76   $   1.03   $   0.31   $   0.01

Average common shares - Basic                             173.0      171.2      167.9      165.1      163.8
Average common shares - Diluted                           175.8      176.2      174.3      169.4      166.7
Dividends declared per common share                    $      -   $      -   $      -   $      -   $      -
Capital expenditures                                   $  637.7   $  580.3   $  118.3   $   73.5   $   75.9
Depreciation, depletion, and amortization              $  103.9   $   55.1   $   40.9   $   31.0   $   37.4

Financial Position (end of year)
Working capital                                        $  117.0   $  144.2   $  158.9   $  116.2   $   93.4
Net properties                                         $1,512.1   $  999.0   $  477.4   $  386.6   $  353.4
Total assets                                           $1,971.6   $1,421.9   $  807.8   $  563.0   $  512.4
Long-term debt, including capital lease obligation     $  768.4   $  417.3   $  241.6   $  225.0   $  225.0
Shareholders' equity                                   $1,040.4   $  805.6   $  459.1   $  269.0   $  212.3

Operational Data
Average rig utilization (1) (2)                             96%        99%        98%        99%        94%
Fleet average dayrate (3)                              $ 71,100   $ 55,700   $ 38,000   $ 28,700   $ 25,600
Number of active rigs (end of year) (2)                      31         28         26         26         24
Turnkey wells completed                                      77        107         82         67         52
Number of employees (end of year)                         2,700      2,500      2,100      2,100      1,700

__________________

(1) The average rig utilization rate for a period is the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.
(2) Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations.
(3) Contract drilling revenues less non-rig related revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Summary

Operating income increased by $5.4 million to $310.5 million in 1998 from $305.1 million in 1997. The increase was attributable to higher average contract drilling dayrates and the addition of five deep-water rigs to the contract drilling fleet since July 1997, partially offset by a loss for drilling management services. The drilling management services loss was primarily attributable to the fixed costs of rigs retained by the Company under term contracts and the downturn in shallow-water drilling activity.

In 1997 operating income increased by $164.3 million to $305.1 million from $140.8 million in 1996. The increase was primarily attributable to higher average contract drilling dayrates and an increase in the number of drilling management services turnkey contracts completed.

Data relating to the Company's operations by business segment follows:

                                         Increase            Increase
                                 1998   (Decrease)   1997   (Decrease)   1996
                                ------   --------   ------   --------   ------
                                               ($ in millions)
Revenues:
  Contract drilling            $  753.7     29%    $  584.7      59%    $368.2
  Drilling management             421.5    (13%)      482.6      58%     306.3
  Oil and gas                       3.8    (47%)        7.2     (44%)     12.9
  Less: Intersegment revenues     (16.8)   127%        (7.4)     10%      (6.7)
                               --------            --------             ------
                               $1,162.2      9%    $1,067.1      57%    $680.7
                               ========            ========             ======

Operating income:
  Contract drilling            $  361.7     32%    $  274.8     119%    $125.4
  Drilling management             (30.7)    na         50.0      79%      27.9
  Oil and gas                       0.3    (86%)        2.1     (69%)      6.8
  Corporate expenses              (20.8)    (5%)      (21.8)     13%     (19.3)
                               --------            --------             ------
                               $  310.5      2%    $  305.1     117%    $140.8
                               ========            ========             ======

The Company reported net income of $223.3 million for 1998 as compared with net income of $310.6 million for 1997 and $180.1 million for 1996. Net income for 1997 included a $4.5 million after-tax extraordinary charge in connection with the redemption of all $224 million of the Company's 12-3/4% Senior Secured Notes due 1999 (the "12-3/4% Notes") and a $45.0 million net credit to income taxes. The income tax adjustment consisted of a net credit to deferred taxes in connection with the recognition of the future tax benefits of net operating loss carryforwards, partially offset by charges to current and deferred taxes for the effects of a realignment of the Company's foreign operations. Net income for 1996 included a $70.0 million net credit to deferred income taxes due to the recognition of tax benefits of operating loss carryforwards. Excluding these unusual items, net income was $270.1 million for 1997 and $110.1 million for 1996.

During 1998 the Company added three deep-water rigs to the fleet -- the Glomar Celtic Sea in February, the Glomar Arctic IV in March, and the Glomar Explorer in August. In July 1997 the Company added two deep-water rigs to the fleet, the Glomar Grand Banks and the Maersk Jutlander semisubmersibles.

The Company has under construction, subject to two fully-defeased, 20-year capital leases, two dynamically-positioned, ultra deep-water drillships, one of which is scheduled for delivery in the fourth quarter of 1999 and the other in the first quarter of 2000. The Company's deep-water fleet will total ten rigs with the addition of these two rigs.

The persistent weakness in worldwide oil prices continues to depress offshore drilling activity. Iraq is adding new supplies of oil to the market, and OPEC and other major oil producers have been unsuccessful in cutting their production enough to increase oil prices. If oil prices remain at current levels, the Company anticipates a decline in its average dayrates and utilization in 1999, as compared with 1998 levels, and a corresponding decline in operating results.

In recent weeks, at least two of the Company's competitors have reported a contract cancellation, ostensibly due to performance issues. To date, the Company has not experienced any contract cancellations, but it cannot guarantee that it will not have any cancellations in the future. Cancellation of one or more of the Company's long-term contracts may significantly impact the Company's results of operations, cash flow, and financial position.

The Company has adopted a strategy it believes will allow it to weather the downturn in drilling activity yet be prepared to capitalize on potential opportunities. Effective January 1, 1999, the Company instituted hiring and wage freezes and is cutting other costs selectively, including cold-stacking rigs that cannot find gainful employment. The Company is also limiting capital expenditures to those essential to maintaining the competitiveness of the fleet and completing construction of the two ultra deep-water drillships, both of which have long-term drilling contracts.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                        Increase            Increase
                                1998   (Decrease)   1997   (Decrease)   1996
                               ------   --------   ------   --------   ------
                             ($ in millions, except for fleet average dayrate)
Contract drilling revenues
  by area: (1)
    Gulf of Mexico            $ 267.5      13%    $ 235.8      76%    $ 133.7
    West Africa                 218.8       4%      211.1      62%      130.4
    North Sea                   174.1     126%       77.0     (14%)      90.0
    Other                        93.3      53%       60.8     331%       14.1
                              -------             -------             -------
                              $ 753.7      29%    $ 584.7      59%    $ 368.2
                              =======             =======             =======

Average rig utilization (2)       96%                 99%                 98%
Fleet average dayrate         $71,100             $55,700             $38,000

________________

(1)  Includes revenues earned from affiliates.
(2) Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations.


Of the $169.0 million increase in contract drilling revenues for 1998 compared to 1997, $120.2 million was attributable to fleet additions during 1997 and 1998 and $97.7 million was attributable to increases in average dayrates, partially offset by a $23.0 million decrease attributable to lower average rig utilization and a $25.9 million decrease in non-dayrate revenues.

Of the $216.5 million increase in contract drilling revenues for 1997 compared to 1996, $183.6 million was attributable to increases in average dayrates, $20.7 million was attributable to increases in non-dayrate revenues, $9.8 million was attributable to the addition of the Maersk Vinlander (subsequently renamed the Glomar Grand Banks) and Maersk Jutlander in mid-1997, and $2.4 million was attributable to higher average rig utilization.

The mobilization of rigs between the geographic areas shown in the above table also affected each area's revenues over the periods indicated. During 1997 the Company mobilized one jackup from the U.S. Gulf of Mexico to Trinidad, one jackup from West Africa to California, and one jackup from the North Sea to offshore Argentina. During 1998 the Company mobilized one jackup from the U.S. Gulf of Mexico to the North Sea, one jackup from California to the North Sea, and one semisubmersible from the North Sea to the east coast of Canada.

The Company's operating profit margin for contract drilling operations increased to 48 percent in 1998 from 47 percent in 1997 and 34 percent in 1996. The increase in operating profit margin in 1998 compared to 1997 was attributable to higher average dayrates, partly offset by lower average rig utilization. The increase in operating profit margin in 1997 compared to 1996 was primarily attributable to higher average dayrates. Operating expenses increased to $392.0 million in 1998 from $309.9 million in 1997 and $242.8 million in 1996. Increases in operating expenses were attributable to higher depreciation and other operating costs in connection with the additions to the fleet, and higher labor and repairs and maintenance, among other factors.

The persistent weakness in worldwide oil prices has caused many oil and gas operators to reduce their 1998 and 1999 drilling budgets. This decreased drilling activity has in turn increased competition among drilling contractors for available work, and has forced down dayrates for some rigs by as much as two-thirds compared to levels seen early in 1998. Most of the Company's currently operating jackup rigs were contracted since June of 1998 at rates which were, on average, approximately 50 percent below the rates received early in 1998. Among the 18 jackups operating at February 22, 1999, four were operating under higher-dayrate contracts signed in early 1998. Among these four rigs, two are estimated to complete their contracts in 1999 and two are estimated to complete their contracts in 2000. The Company's deep-water rigs, currently consisting of six semisubmersibles and two drillships, are generally operating under longer-term contracts and are less affected by the slowdown. At February 22, 1999, three of these rigs were operating under contracts expiring in 1999, two were operating under contracts expiring in 2000, and the remaining three rigs were operating under contracts expiring in each of 2001, 2002, and 2003. In addition to lower dayrates, the Company anticipates lower rig utilization in 1999, as compared with 1998, in each of the Company's geographic markets, assuming a continuation of current market conditions.

As of February 22, 1999, twelve of the Company's rigs were located in the U.S. Gulf of Mexico, ten were offshore West Africa, six were in the North Sea, and one was offshore each of Argentina, Trinidad, and Canada.

The Company averaged 96 percent utilization for its drilling rigs in the U.S. Gulf of Mexico for 1998, 99 percent for 1997, and 100 percent for 1996. As of February 22, 1999, all twelve of the Company's rigs in the U.S. Gulf of Mexico were under contract or otherwise committed to a customer.

The Company's average utilization rate for its rigs located offshore West Africa was 94 percent for 1998 and 100 percent for 1997 and 1996. As of February 22, 1999, five of the Company's rigs located offshore West Africa were under contract or otherwise committed to a customer, and five were idle.

The Company averaged 97 percent utilization for its rigs in the North Sea for 1998, 100 percent for 1997, and 97 percent for 1996. As of February 22, 1999, all six of the Company's rigs in the North Sea were under contract or otherwise committed to a customer.

Effective January 1, 1999, the Company increased the estimated useful lives of its jackups and semisubmersibles to 30 years. Prior to the change, jackups were depreciated over 25-year lives, and semisubmersibles were depreciated over 10 to 20-year lives. The effect of the change will be to decrease 1999 depreciation expense by approximately $29 million.

Drilling Management Services

Drilling management services revenues decreased by $61.1 million to $421.5 million in 1998 from $482.6 million in 1997, and operating income decreased by $80.7 million to a loss of $30.7 million in 1998 from income of $50.0 million in 1997. The decrease in revenues consisted of a $117.2 million decrease attributable to a reduction in the number of turnkey wells completed, from 107 in 1997 to 77 in 1998, partly offset by a $37.8 million increase attributable to higher average turnkey revenues per well and an $18.3 million increase attributable to daywork and other revenues.

Revenues from drilling management services increased by $176.3 million to $482.6 million in 1997 from $306.3 million in 1996, and operating income increased by $22.1 million to $50.0 million in 1997 from $27.9 million in 1996. The increase in revenues consisted of an $88.9 million increase attributable to an increase in the number of turnkey wells completed, from 82 in 1996 to 107 in 1997, a $53.2 million increase attributable to daywork and other revenues, and a $34.2 million increase attributable to higher average turnkey revenues per well.

The drilling management services operating loss in 1998 was primarily due to the fixed cost of rigs retained by the Company under term contracts at above current-market rates. During 1998 the Company had as many as 16 third-party rigs under contracts with initial terms ranging from six months to one year. The Company has from time to time subcontracted some of these rigs to third parties when they were not needed for drilling operations. Due to the slowdown in shallow-water drilling activity in the U.S. Gulf of Mexico, these rigs were neither subcontracted out to third parties nor utilized internally for approximately 17 percent of the time, on average, resulting in idle-time costs of $39.0 million for 1998. In addition, the Company incurred losses of $3.7 million in 1998 related to rigs subcontracted at rates below the Company's cost. Twelve of the 16 rig contracts had expired on or prior to December 31, 1998. Contracts on three of the remaining four rigs expired in February 1999, and the remaining contract expires in June 1999. In exchange for the lessor lowering the dayrate, effective January 1, 1999, on the last of the 16 rigs previously under term contracts, the Company has agreed to lease one or more of the lessor's other rigs for an additional 360 rig-days prior to December 31, 1999. In 1998 the Company recorded its known losses for idle rig time and rigs subcontracted at below cost; however, the Company believes there could be an additional impact of as much as $9 million in 1999, most of which would be incurred in the first quarter. Going forward, the Company plans to contract rigs for its drilling management services operations primarily on an as-needed, well-by-well basis.

The number of rigs under contract at above current-market rates significantly affected the number of turnkey wells resulting in losses for 1998. The Company incurred losses of $18.7 million on 21 of the 77 turnkey wells completed in 1998, as compared with losses of $5.9 million on 9 of the 107 turnkey wells completed in 1997 and $12.1 million on 11 of the 82 turnkey wells completed in 1996.

In June 1998 the Company suspended drilling a turnkey well after experiencing an underground blowout which made it impossible to continue drilling. The Company has been unable to successfully complete the well. As a result, in the fourth quarter of 1998, the Company charged to income costs in the amount of $5.3 million (net of estimated insurance recoveries of $7.3 million) that had been previously deferred pending resolution of the matter.

Drilling management services operating results were also impaired by increases to the allowance for uncollectible accounts totaling $11.3 million in 1998 (including $6.1 million in the fourth quarter), as compared with $0.8 million in 1997 and none in 1996. Operating results for 1998 were favorably affected by downward revisions to estimates of the costs of wells completed in prior periods in the amount of $8.3 million.

Operating income from drilling management services as a percentage of drilling management revenues increased to 10 percent for 1997 from 9 percent for 1996. The increase in profit margin was attributable primarily to the higher average turnkey revenues per well.

Results of operations from the Company's drilling management services may be limited by certain factors, in particular, the ability of the Company to obtain and successfully perform turnkey drilling contracts based on competitive bids. The Company's ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid, which in turn is influenced by market prices for oil and gas, among other factors. Accordingly, results of the Company's drilling management service operations may vary widely from quarter to quarter and from year to year.

Other Income and Expense

General and administrative expenses were $19.1 million in 1998, $20.5 million in 1997, and $18.3 million in 1996. The decline in general and administrative expenses from 1997 to 1998 was due to lower costs in connection with a stock-based compensation plan, which costs were based on Company performance and the market price of the Company's common stock, partially offset by higher compensation and severance, among other costs. The increase in general and administrative expenses from 1996 to 1997 was due to higher costs in connection with the stock-based compensation plan and increases in general price levels.

Interest expense was $46.9 million for 1998, $39.7 million for 1997, and $30.9 million for 1996. The increases in interest expense were primarily attributable to higher debt incurred to finance the upgrade, acquisition, conversion, and construction of rigs and for working capital requirements, partially offset in 1998 by lower effective interest rates due to the redemption of the 12-3/4% Notes in December 1997.

The Company capitalized interest expense of $17.2 million in 1998, $20.9 million in 1997, and $2.6 million in 1996 in connection with the conversions of the Glomar Celtic Sea and Glomar Explorer and, with respect to 1998, progress payments associated with the construction of the Glomar C.R. Luigs and the Glomar Jack Ryan.

Interest income decreased to $3.3 million in 1998 from $7.7 million in 1997 and $6.2 million in 1996. The changes in interest income were primarily due to the levels of cash and short-term investments.

The Company's effective income tax rate for financial reporting purposes for 1998 was approximately 21 percent which was lower than the U.S. federal statutory rate of 35 percent. This lower effective rate was primarily the result of the Company's December 1997 realignment, which placed the ownership of its foreign operating assets in foreign subsidiaries of the Company, and the fact that such foreign subsidiaries' earnings permanently reinvested abroad were taxed at foreign rates, which were generally lower than the U.S. federal income tax rate. The Company intends to permanently reinvest outside the United States its foreign subsidiaries' earnings that are not otherwise subject to U.S. taxation, and, as a result, the Company will neither incur nor provide for any deferred federal income taxes on such foreign earnings. Most of the tax expense for 1998 was noncash because the Company used a portion of its net operating loss ("NOL") carryforward to significantly reduce its current federal income tax liability for the year.

In 1997 and 1996 the Company reduced a valuation allowance pertaining to the value of future tax benefits of NOL carryforwards and other deferred tax assets recorded on its balance sheet. The Company reduced the valuation allowance based on its expectation that it will be able to realize the tax benefits of certain NOL carryforwards prior to their expiration. The effect of reducing the valuation allowance was to significantly reduce income tax expense in both 1997 and 1996.


Liquidity and Capital Resources

Financing and Investing Activities

During the three-year period ended December 31, 1998, the Company lowered the average interest rate on its long-term debt from 12-3/4 percent to just over 7 percent by redeeming the $223.9 million principal amount outstanding of the 12-3/4% Notes and issuing an aggregate of $600 million principal amount of long-term debt securities; increased the maximum amount available for borrowings under its bank revolving credit facilities from $100 million to $390 million; purchased three deep-water rigs for an aggregate purchase price of $400 million; completed the conversion of two additional deep-water rigs which entered service under long-term drilling contracts in February and August 1998; and began construction of two new ultra deep-water drillships for delivery in late 1999 and early 2000. These events are discussed in more detail in the paragraphs which follow.

In July 1997 the Company amended and restated its revolving credit facility agreement with a group of major banks, increasing its credit limit to $250 million from $100 million, and used $200 million drawn under the facility, together with $50 million of cash on hand, to purchase two deep-water semisubmersibles, the Maersk Vinlander and Maersk Jutlander, for a combined purchase price of $250 million.

In September 1997 the Company issued $300 million of 7-1/8% Notes due 2007 (the "7-1/8% Notes") and received cash proceeds of $299.3 million, of which $200 million was used to pay all amounts outstanding under the revolving credit facility.

In December 1997 the Company amended and restated its $250 million revolving credit facility agreement. Under the amended and restated facility, which terminates in December 2002, the Company may borrow up to $240 million on more favorable terms. As of December 31, 1998, borrowings under the $240 million credit facility totaled $155.0 million.

In December 1997 the Company redeemed the entire $223.9 million of its 12-3/4% Notes then outstanding at a price of 102 percent of principal, plus accrued interest. The total required payment was $242.6 million, which was funded with cash on hand, including the balance of the proceeds from the 7-1/8% Note issuance, together with $100 million drawn under the $240 million credit facility. The Company recorded an extraordinary charge on debt extinguishment in the amount of $4.5 million, net of a $2.4 million income tax benefit.

In January 1998 the Company entered into a one-year unsecured $150 million revolving credit facility under which the Company may borrow up to $150 million at interest rates determinable at the time of the borrowings. The $150 million credit facility was amended November 1998 to extend the revolving period to November 1999. Any amounts outstanding at the end of the revolving period may, at the option of the Company, be converted into a two-year term loan. One-fourteenth of the converted balance would be due each quarter for seven quarters, and the remainder would be due at the end of the two-year period. As of December 31, 1998, there were no borrowings under the $150 million credit facility.

In February 1998 the Company completed its conversion of the Glomar Celtic Sea semisubmersible, and the rig entered service in the U.S. Gulf of Mexico under a three-year, $164 million contract. In August 1998 the Company completed its conversion of the Glomar Explorer drillship, and the rig entered service in the U.S. Gulf of Mexico under a five-year, $268 million contract. Total cost of the two rigs, including all construction, equipment, and financing costs, totaled $520 million, of which $139 million was incurred in 1998.

In February and March 1998 the Company entered into agreements with Harland and Wolff Shipbuilding and Heavy Industries Ltd. for the construction of two dynamically-positioned, ultra deep-water drillships to fulfill the Company's obligations under two multi-year drilling contracts. Delivery of the drillships is scheduled for the fourth quarter of 1999 and the first quarter of 2000. Pursuant to two fully-defeased long-term lease agreements, in December 1998 the Company novated the contracts for the construction of the Glomar C.R. Luigs and the Glomar Jack Ryan to leasing subsidiaries of Lloyds Bank Plc and Barclays Bank Plc, respectively. The effect of the transactions will be an estimated cash savings to the Company of approximately $54 million. (See Note 4 of Notes to Consolidated Financial Statements.) Capital expenditures in 1998 in connection with construction of the drillships totaled $234.3 million, including $6.8 million of capitalized interest. The Company expects to spend an additional $374 million, including $31 million of capitalized interest, in connection with construction of the drillships during 1999 and 2000. The Company is financing progress payments associated with construction of the drillships with internally generated funds and funds available under existing bank revolving credit facilities.

The first of the new drillships, the Glomar C.R. Luigs, is under contract to a customer for thirty of the thirty-six months following delivery. The Company has a letter of intent from another customer for use of the rig for the other six months. The first customer also has two one-year options following the thirty-six month period. Total revenues to be generated over the thirty-six month period after delivery are approximately $226 million. The second of the two drillships, the Glomar Jack Ryan, is under contract to a customer for a period of three years and is expected to generate revenues of approximately $208 million.

In March 1998 the Company purchased a deep-water semisubmersible drilling rig, the Stena Forth, for $150 million. The Company financed the rig's purchase through borrowings under its bank revolving credit facilities. The Stena Forth, which was subsequently renamed the Glomar Arctic IV, is currently operating in the U.K. sector of the North Sea under a contract that extends through November 1999.

In March 1998 the Company entered into an agreement to purchase from Transocean ASA, a Norwegian drilling contractor ("Transocean"), the remaining 43.4 percent interest in the partnership operating the Glomar Adriatic V, Glomar Adriatic VI, and Glomar Adriatic VII for $20.3 million in cash. The Company and Transocean previously shared in the net revenues of the aforementioned rigs and a Transocean rig, the Nordic, as part of a 1993 rig purchase and sale agreement. The agreement also gives each party a right of first refusal for three years in the event the other party decides to transfer its interest in any of the rigs that were subject to the revenue sharing arrangement, and it also provides for the parties to share in any gain above values set forth in the agreement that results from such transfer.

In May 1998 the Company issued $300 million of 7% Notes due 2028 (the "7% Notes") and received cash proceeds of $296.0 million after deduction for discount and underwriting fees. The Company used $150.0 million of the proceeds to repay all amounts drawn under the $150 million credit facility and used the remainder to repay a portion of the amount drawn under the $240 million credit facility. The outstanding debt repaid from the net proceeds of the 7% Notes was incurred to finance the upgrade, acquisition, and construction of rigs and for working capital requirements.

Cash Flows

In 1998 cash flow provided by operating activities amounted to $258.0 million. An additional $292.9 million was provided from issuance of the 7% Notes (after deduction for discount, underwriting fees, and issue costs), $55.0 million was provided from borrowings under the Company's bank revolving credit facilities (net of payments), $4.4 million was provided from exercises of employee stock options, $3.7 million was provided from sales of properties and equipment, and $1.7 million was provided from maturities of marketable securities (net of purchases). From the $615.7 million sum of cash inflows, plus available cash, $637.7 million was used for capital expenditures.

In 1997 cash flow provided by operating activities amounted to $359.3 million. An additional $297.1 million was provided from issuance of the 7-1/8% Notes (after deduction for discount, underwriting fees, and issue costs), $100.0 million was provided from borrowings under the revolving credit facilities (net of payments), $25.8 million was provided from maturities of marketable securities (net of purchases), $10.0 million was provided from exercises of employee stock options, and $3.6 million was provided from sales of properties and equipment. From the $795.8 million sum of cash inflows, plus available cash, $580.3 million was used for capital expenditures and $229.5 million was used to redeem the 12-3/4% Notes.

In 1996 cash flow provided by operating activities amounted to $139.2 million. An additional $25.9 million was provided from maturities of marketable securities (net of purchases), $9.2 million was provided from exercises of employee stock options, and $3.7 million was provided from sales of properties and equipment. From the $178.0 million sum of cash inflows, $118.3 million was used for capital expenditures.

Future Cash Requirements

As of December 31, 1998, the Company had long-term debt of $768.4 million and shareholders' equity of $1,040.4 million. Long-term debt at December 31 consisted of $299.5 million (net of discount) of 7-1/8% Notes due 2007, $296.2 million (net of discount) of 7% Notes due 2028, $155.0 million of borrowings under the Company's $240 million revolving credit facility, and a $17.7 million capital lease obligation.

The annual interest on the 7-1/8% Notes is $21.4 million, payable semiannually each March and September. The annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. No principal payments are due under either issue until the maturity date.

The Company may redeem the 7-1/8% Notes and the 7% Notes in whole at any time, or in part from time to time, at a price equal to 100 percent of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the notes. The indentures relating to the 7-1/8% Notes and the 7% Notes contain limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions. The revolving credit facilities contain similar limitations, require the Company to maintain minimum levels of net worth and interest coverage, and limit the Company's maximum debt as a percentage of capitalization.

Capital expenditures for 1999 are estimated to be $392 million, including $318 million in connection with construction of the two new drillships, $42 million for improvements to the remainder of the drilling fleet, $28 million for capitalized interest, and $4 million for other capital expenditures.

Sources of Liquidity

As of December 31, 1998, the Company had $56.9 million of cash and cash equivalents and $235.0 million available for borrowings under the Company's bank revolving credit facilities. As of December 31, 1997, the Company had $80.6 million in cash, cash equivalents, and marketable securities.

In April 1998 the Company filed with the U.S. Securities and Exchange Commission a registration statement on Form S-3 under which, together with a previous registration statement on Form S-3, the Company may offer to sell from time to time (i) unsecured debt securities consisting of notes, debentures, or other evidences of indebtedness, (ii) shares of preferred stock, $.01 par value per share, and/or (iii) shares of common stock, $.10 par value per share, for an aggregate initial public offering price not to exceed $500 million. The amount of securities available for issuance was reduced from $500 million to $200 million as a result of the issuance of the $300 million of 7% Notes in May 1998.

The Company believes it will be able to meet all of its current obligations, including capital expenditures and debt service, from its existing bank credit facilities, its cash flow from operations, and its cash and cash equivalents.

Year 2000 Readiness Disclosure

The "Year 2000" problem refers to the inability of certain computer systems and other equipment with embedded chips or processors (collectively "Business Systems") to correctly interpret the century from a date in which the year is represented by only two digits. Business Systems which are not Year 2000 ready may not be able to correctly process certain data, or in extreme situations, may cause a system to be disabled or fail to function reliably.

The Company's goal is to have substantially all of its critical Business Systems functioning properly with respect to the Year 2000 problem by June 30, 1999 and to develop by June 30, 1999 contingency plans for use in the event of disruptions caused by the Year 2000 problem. In order to meet these goals, the Company has established a task force of key employees and outside professional consultants to identify, repair, and replace, if necessary, significant Business Systems with Year 2000 problems. These overall goals and objectives are referred to as the "Year 2000 Project Plan."

The Year 2000 Project Plan has been divided into various subprojects and phases. The six subprojects include: Information Technology, Rigs, Supplier/Customer/Shareholder Relations, Telecommunications,

Facilities and Employee Benefit Plans. Currently, each subproject is in various stages of completion. The Company has identified the Information Technology and Rigs subprojects as the most critical, based on the possibility of business disruptions as a result of any Year 2000 failures in these areas. The Company has made significant progress with its Year 2000 project and estimates that it is more than one-half complete. The Company estimates that it will be substantially complete with the Year 2000 Project Plan by June 30, 1999.

Information Technology. In 1995 the Company purchased and developed new accounting, payroll, personnel, and purchasing software as part of the migration of its computer systems from a mainframe platform to a PC-based client/server platform. The Company has tested and is retesting the software to confirm that they are, as the Company believes them to be, Year 2000 ready. The Company, as part of its normal business operations, has upgraded certain software as part of its software maintenance agreements and is in the process of upgrading and modifying other software, to ensure that they are Year 2000 ready. As part of normal business operations, the Company replaces its computer hardware on an as-needed basis as new technology is developed. The Company believes its computer hardware to be substantially Year 2000 ready; however, as part of its Information Technology subproject, it is currently testing the hardware for such readiness.

Rigs. The Company is in the process of inventorying each drilling rig's critical Business Systems. This inventory is in the process of being fully developed and evaluated, and a compilation of written documentation regarding Year 2000 readiness is underway. On-sight surveys are being conducted on each rig type by an independent consultant and are scheduled to be completed by early May 1999. This subproject is more than one-half complete, and no remediation has been required on the rigs surveyed. The Glomar C.R. Luigs and Glomar Jack Ryan, the Company's new-build, deep-water drillships, will be assessed and tested during the commissioning of the vessels. Contingency planning is being conducted in conjunction with assessment. Both contingency planning and assessment are scheduled to be completed by June 30, 1999.

Supplier/Customer/Shareholder Relations. The Company has initiated communications with its significant customers, suppliers, and business partners (collectively "Key Business Partners") to seek Year 2000 readiness assurances and determine the extent to which their failure to correct their own Year 2000 problems could affect the Company. The Company's Key Business Partners include suppliers whose critical function is to provide drilling rig capital equipment essential to the operation of a rig. As part of normal business operations, the Company generally does not maintain an inventory of drilling rig capital equipment replacement parts. Although the Company will have a contingency plan in place, in the event replacement parts are required for a rig and the Company is unsuccessful in purchasing the equipment from its suppliers, the rig could experience idle time resulting in loss of revenue. Other Key Business Partners include customers who provide the Company's source of revenue and cash flow. Any disruption in this revenue stream could impact the Company's cash flow, results of operations, and financial position. In large measure, the Company must rely on such Key Business Partners to make accurate and complete disclosures about their Year 2000 efforts in order for its assessment of their readiness to be effective. Accordingly, the Company cannot guarantee that Year 2000 problems, if any, in Key Business Partners' systems on which it relies will be timely resolved, nor, in most cases, can it reasonably inspect their Year 2000 efforts or independently verify their representations to the Company. In addition, the Company cannot foretell the effect on its business operations from the failure of systems owned by others, from the delivery of inaccurate information from other companies, or from the inability of Key Business Partners' systems to interface with the Company's systems. Where appropriate, the Company plans to explore the possibility of conducting tests of critical system interfaces with relevant Key Business Partners. The

Company cannot guarantee that other companies' failure to resolve their Year 2000 problems would not have a material adverse effect on the Company; however, the Company will continue to assess these risks and prepare accordingly.

Telecommunications. The Company has compiled a list of its inventory of telecommunications hardware and software and has contacted vendors and service providers to determine the Year 2000 readiness of their products. No significant remediation has been required. The subproject is scheduled to be completed by June 30, 1999.

Facilities. The Company is conducting evaluations of computer-controlled components within the Company's main offices in the United States and Europe. In addition, the Company is evaluating the Year 2000 readiness information of its landlords for its main offices. The assessment phase is scheduled to be completed by March 31, 1999.

Employee Benefit Plans. The Company has confirmed the Year 2000 readiness of its internal systems that interface with its Employee Benefit Plans, as well as the readiness of its third-party service providers. Testing of the Company's system interfaces with its service providers is complete.

The Company expects its projected costs for outside consultants for the Year 2000 Project Plan to be approximately $0.8 million, of which $141,000 has been incurred as of February 22, 1999. Such costs are exclusive of certain software corrections or upgrades that are generally made in the normal course of business and are exclusive of the information system upgrade in 1995, which was unrelated to the Year 2000 issue. Although the Company presently expects future costs related to the Year 2000 issue to be immaterial with respect to the Company's results of operations, cash flow, and financial position, total costs will be influenced by the Company's ability to successfully identify, repair, and/or replace the Business Systems that are critical to its business operations. The Company will be unable to estimate its future costs until it has significantly completed the assessment, remediation, and testing phases of the Year 2000 Project Plan, which are expected to be substantially completed by June 30, 1999. The Company does not separately track the internal costs of its Year 2000 Project Plan. Such costs are primarily related to payroll costs of the Company's information technology group. Costs related to the Year 2000 issue are funded from the Company's operating cash flows.

As a company that provides offshore drilling rigs, the Company routinely faces the possibility of a catastrophic event affecting its rigs. A Year 2000 failure could produce such an event, which is the reason the Company has developed a specific subproject that focuses exclusively on analyzing, remediating, testing, and contingency planning for possible Year 2000 disruptions aboard its rigs. The Company's present analysis of its most reasonably likely worst-case scenario for Year 2000 disruptions involves potential downtime on its semisubmersibles and deep-water drillships under long-term contract, consisting of its recent conversions, the Glomar
Explorer and Glomar Celtic Sea, the two new-build, deep-water drillships, the Glomar C.R. Luigs and Glomar Jack Ryan, and the Glomar Grand Banks and Glomar Arctic I. A Year 2000 failure of critical hardware or software needed for proper functioning of these vessels could lead to downtime, which if lengthy, could materially impact the Company's financial condition. The Arctic class of rigs has been assessed, and no remediation has been required. The third-party survey of the Glomar Grand Banks is scheduled to be completed in March 1999, and the surveys of the Glomar Explorer and Glomar Celtic Sea are scheduled to be completed in April 1999. Certain critical hardware and software aboard the Glomar Explorer and Glomar Celtic Sea were tested for Year 2000 readiness during the commissioning of the vessels. The Glomar C.R. Luigs and Glomar Jack Ryan will be assessed and tested for Year 2000 readiness during the commissioning of the vessels. In addition, many of the critical systems on board these vessels are redundant, so that a failure on one system due to Year 2000 disruptions will not prevent a vessel from operating. The Company's contingency plan will consider any significant failure related to the most reasonably likely worst-case scenario and will factor in severity and duration of the impact of such a scenario. From this analysis, a Year 2000 contingency plan will be developed to mitigate those risks.

Contingency planning for each subproject has been incorported into the Company's Year 2000 Project Plan and is expected to be substantially completed by June 30, 1999. The Company has engaged external consultants to develop contingency plans for Business Systems and certain processes that are highly critical to its business operations. The contingency plans will encompass alternative courses of action, with limited reliance on computer software and hardware, in the event that Business Systems or processes are not Year 2000 ready. The contingency plans are expected to be substantially completed by June 30, 1999 with continual updating expected through December 31, 1999.

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

To the extent that any reader of the above Year 2000 Readiness Disclosure is other than an investor or potential investor in the Company's equity or debt securities, this disclosure is made for the sole purpose of communicating or disclosing information aimed at correcting, helping to correct, and/or avoid Year 2000 failures. This statement is made with the intention to comply fully with the Year 2000 Information and Readiness Disclosure Act as signed into law October 19, 1998. All statements made herein shall be construed within the confines of that Act.

Forward-Looking Statements

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our expectations for future Company performance and earnings; our projections regarding costs of rigs that are under construction, the financing of those costs, the dates the rigs will enter service, and the revenues expected to be generated by the rigs; our expectations regarding reimbursements under the Company's insurance coverages; the estimated impact of idle and subcontracted third-party rigs that are under contract to the Company and our plans to contract rigs in the future; our expectations regarding disputed amounts of dayrate revenue that can be claimed and collected by the Company; statements regarding oil and gas prices and demand and the effect the resulting slowdown in offshore drilling activity will have on results of operations; our expectations regarding future income tax rates and liabilities and future capital expenditures; our estimated completion dates for the various phases of our Year 2000 Project

Plan, as well as the project's estimated costs and projected effectiveness; our belief in the Company's ability to meet its current obligations; and other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to, changes in capital markets that affect our ability to obtain financing to fund our growth; changes in the markets for oil and gas and for offshore drilling services, including decreases in demand for the Company's services which may result from curtailments of oil and gas operators' drilling programs due to low oil or gas prices; the uncertainties inherent in resolving disputed matters through negotiation, arbitration, litigation, or by other means; changing tax laws and regulations, as well as changing interpretations of such laws and regulations; the risks of operating in international markets, including changes in political, economic, trade, and regulatory climates; unanticipated costs or delays in the Company's construction projects due to things such as price inflation, design and engineering problems, regulatory requirements, and labor difficulties; competitive and technological changes that affect our ability to market our services competitively and cost effectively; personal events that affect key employees' employment relationships with the Company; the operational risks and uncertainties inherent in offshore oil and gas drilling, particularly on a turnkey basis; the risks discussed above in our Year 2000 Information and Readiness Statement and Disclosure; and such other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

The Company disclaims any obligation or undertaking to disseminate any updates or revisions to its statements, forward-looking or otherwise, to reflect changes in the Company's expectations or any change in events, conditions, or circumstances on which any such statements are based.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Global Marine Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Global Marine Inc. and subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 22, 1999

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                           GLOBAL MARINE INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF INCOME
                          (In millions, except per share data)

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                --------   --------   --------
Revenues:
  Contract drilling                             $  742.4   $  579.4   $  362.5
  Drilling management                              416.0      480.5      305.3
  Oil and gas                                        3.8        7.2       12.9
                                                --------   --------   --------
    Total revenues                               1,162.2    1,067.1      680.7

Expenses:
  Contract drilling                                280.4      252.9      200.8
  Drilling management                              446.4      430.2      277.3
  Oil and gas                                        1.9        3.3        2.6
  Depreciation, depletion, and amortization        103.9       55.1       40.9
  General and administrative                        19.1       20.5       18.3
                                                --------   --------   --------
                                                   851.7      762.0      539.9
                                                --------   --------   --------
    Operating income                               310.5      305.1      140.8

Other income (expense):
  Interest expense                                 (46.9)     (39.7)     (30.9)
  Interest capitalized                              17.2       20.9        2.6
  Interest income                                    3.3        7.7        6.2
  Other                                                -          -        1.0
                                                --------   --------   --------
    Total other income (expense)                   (26.4)     (11.1)     (21.1)
                                                --------   --------   --------
    Income before income taxes and
      extraordinary item                           284.1      294.0      119.7

Provision (benefit) for income taxes:
  Current income tax provision                      18.5       33.5        9.6
  Deferred income tax provision (benefit)           42.3      (54.6)     (70.0)
                                                --------   --------   --------
    Total provision (benefit) for income taxes      60.8      (21.1)     (60.4)
                                                --------   --------   --------

  Income before extraordinary item                 223.3      315.1      180.1
  Extraordinary loss on extinguishment of
    debt, net of income tax benefit of $2.4            -       (4.5)         -
                                                --------   --------   --------
    Net income                                  $  223.3   $  310.6   $  180.1
                                                ========   ========   ========

Basic earnings per common share:
  Before extraordinary item                     $   1.29   $   1.84   $   1.07
  Extraordinary loss on extinguishment of
    debt, net                                          -      (0.03)         -
                                                --------   --------   --------
    Basic earnings per common share             $   1.29   $   1.81   $   1.07
                                                ========   ========   ========

Diluted earnings per common share:
  Before extraordinary item                     $   1.27   $   1.79   $   1.03
  Extraordinary loss on extinguishment of
    debt, net                                          -      (0.03)         -
                                                --------   --------   --------
    Diluted earnings per common share           $   1.27   $   1.76   $   1.03
                                                ========   ========   ========

                See notes to consolidated financial statements.

                        GLOBAL MARINE INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                  ($ in millions)

                                       ASSETS

                                                                December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Current assets:
  Cash and cash equivalents                                  $   56.9  $   78.9
  Accounts receivable, less allowance for doubtful
    accounts of $4.2 in 1998 and $2.8 in 1997                   163.0     152.2
  Future income tax benefits                                     20.0      70.0
  Prepaid expenses                                               15.6       3.1
  Costs incurred on turnkey drilling contracts in progress        6.6      11.7
  Other current assets                                            7.3      11.8
                                                             --------  --------
      Total current assets                                      269.4     327.7

Properties and equipment:
  Rigs and drilling equipment, less accumulated
    depreciation of $371.9 in 1998 and $275.4 in 1997         1,262.6     609.2
  Construction in progress                                      236.8     383.4
  Oil and gas properties, full cost method,less
    accumulated depreciation, depletion, and amortization
    of $24.3 in 1998 and $29.7 in 1997                           12.7       6.4
                                                             --------  --------
      Net properties and equipment                            1,512.1     999.0

Future income tax benefits                                       89.8      79.4
Other assets                                                    100.3      15.8
                                                             --------  --------
      Total assets                                           $1,971.6  $1,421.9
                                                             ========  ========

                  See notes to consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 ($ in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Current liabilities:
  Accounts payable                                          $   99.0  $  115.5
  Accrued compensation and related employee costs               22.5      30.5
  Accrued income taxes                                          12.2      19.5
  Accrued interest                                               9.3       6.6
  Other accrued liabilities                                      9.4      11.4
                                                            --------  --------
    Total current liabilities                                  152.4     183.5

Long-term debt                                                 750.7     399.4
Capital lease obligation                                        17.7      17.9
Other long-term liabilities                                     10.4      15.5

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million shares
    authorized, no shares issued or outstanding                    -         -
  Common stock, $0.10 par value, 300 million shares
    authorized, 173,368,384 shares and 172,202,785
    shares issued and outstanding at December 31, 1998
    and 1997, respectively                                      17.3      17.2
  Additional paid-in capital                                   321.5     310.1
  Retained earnings                                            701.6     478.3
                                                            --------  --------
    Total shareholders' equity                               1,040.4     805.6
                                                            --------  --------
    Total liabilities and shareholders' equity              $1,971.6  $1,421.9
                                                            ========  ========


                 See notes to consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                       Year Ended December 31,
                                                      ------------------------
                                                       1998     1997     1996
                                                      ------   ------   ------
Cash flows from operating activities:
  Net income                                         $ 223.3  $ 310.6  $ 180.1
  Adjustments to reconcile net income to net
    cash flow provided by operating activities:
  Depreciation, depletion, and amortization            103.9     55.1     40.9
  Deferred income taxes                                 42.3    (54.6)   (70.0)
  Decrease (increase) in costs incurred on
    turnkey drilling contracts in progress               5.1      (.9)    (2.4)
  Increase in accrued interest                           2.7      5.4        -
  Increase in other current assets                      (9.7)    (2.3)    (7.8)
  Increase in accounts receivable                      (13.3)   (49.6)   (34.2)
  (Decrease) increase in other accrued liabilities     (14.2)    31.2     19.0
  (Decrease) increase in accounts payable              (16.5)    62.0     19.6
  Increase in noncurrent receivables                   (67.7)       -     (2.6)
  Extraordinary loss on debt extinguishment                -      4.5        -
  Gains on sales of properties and equipment               -        -     (1.1)
  Other, net                                             2.1     (2.1)    (2.3)
                                                     -------  -------  -------
    Net cash flow provided by operating activities     258.0    359.3    139.2

Cash flows from investing activities:
  Capital expenditures                                (637.7)  (580.3)  (118.3)
  Proceeds from sales of properties and equipment        3.7      3.6      3.7
  Proceeds from maturities of held-to-maturity
    securities                                           2.8     46.6    101.2
  Purchases of held-to-maturity securities              (1.1)   (20.8)   (75.3)
                                                     -------  -------  -------
    Net cash flow used in investing activities        (632.3)  (550.9)   (88.7)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt             621.0    599.3        -
  Reductions of long-term debt                        (270.0)  (429.5)       -
  Proceeds from exercises of employee stock options      4.4     10.0      9.2
  Other                                                 (3.1)    (2.2)       -
                                                     -------  -------  -------
    Net cash flow provided by financing activities     352.3    177.6      9.2
                                                     -------  -------  -------

(Decrease) increase in cash and cash equivalents       (22.0)   (14.0)    59.7
Cash and cash equivalents at beginning of year          78.9     92.9     33.2
                                                     -------  -------  -------
Cash and cash equivalents at end of year             $  56.9  $  78.9  $  92.9
                                                     =======  =======  =======

                See notes to consolidated financial statements.

                            GLOBAL MARINE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                       ($ in millions)

                                                                                  Retained
                                              Common Stock         Additional     Earnings
                                         -----------------------     Paid-In    (Accumulated
                                           Shares      Par Value     Capital      Deficit)       Total
                                         -----------   ---------   ----------   ------------   ---------
Balance at December 31, 1995             166,458,083     $16.6       $264.8        $(12.4)     $   269.0
  Net income                                       -         -            -         180.1          180.1
  Exercise of employee stock options       2,963,567        .3          8.9             -            9.2
  Stock issued under other employee
    benefit plans                             18,919         -           .2             -             .2
  Income tax benefit from stock
    option exercises                               -         -           .6             -             .6
                                         -----------     -----       ------        ------      ---------
Balance at December 31, 1996             169,440,569      16.9        274.5         167.7          459.1
  Net income                                       -         -            -         310.6          310.6
  Exercise of employee stock options       2,636,527        .3         10.3             -           10.6
  Stock issued under other employee
    benefit plans                            149,588         -          3.1             -            3.1
  Stock canceled                             (23,899)        -          (.5)            -            (.5)
  Income tax benefit from stock
    option exercises                               -         -         22.7             -           22.7
                                         -----------     -----       ------        ------      ---------
Balance at December 31, 1997             172,202,785      17.2        310.1         478.3          805.6
  Net income                                       -         -            -         223.3          223.3
  Exercise of employee stock options         991,018        .1          4.4             -            4.5
  Stock issued under other employee
    benefit plans                            178,162         -          4.4             -            4.4
  Stock canceled                              (3,581)        -          (.1)            -            (.1)
  Income tax benefit from stock
    option exercises                               -         -          2.7             -            2.7
                                         -----------     -----       ------        ------      ---------
Balance at December 31, 1998             173,368,384     $17.3       $321.5        $701.6      $ 1,040.4
                                         ===========     =====       ======        ======      =========

                     See notes to consolidated financial statements.

                          GLOBAL MARILE INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Jackup drilling rigs were depreciated over lives of 25 years, with salvage values of $0.5 million per rig. Semisubmersible drilling rigs and drillships, other than the Glomar Explorer, were depreciated over lives ranging from 10 to 20 years, with salvage values of $1.0 million per rig. The Glomar Explorer is being depreciated over the remainder of its 30-year lease (from the date the rig entered service), or approximately 28 years, with no salvage value.

Effective January 1, 1999, the Company increased the estimated useful lives of its jackups and semisubmersibles to 30 years. The effect of the change will be to decrease 1999 depreciation expense by approximately $29 million.

Rigs and drilling equipment included $241.1 million of assets recorded under capital lease at December 31, 1998 (inclusive of $225.1 million of leasehold improvements and capitalized interest), and $148.9 million at December 31, 1997 (inclusive of $132.9 million of leasehold improvements and capitalized interest). Construction in progress at December 31, 1998 included $234.3 million of assets subject to capital leases. Accumulated amortization of assets under capital leases totaled $3.3 million at December 31, 1998 and zero at December 31, 1997.

Oil and Gas Properties. The Company uses the full-cost method of accounting for oil and gas exploration and development costs. Under this method of accounting, the Company capitalizes all costs incurred in the acquisition, exploration, and development of oil and gas properties and amortizes such costs, together with estimated future development and dismantlement costs, using the units-of-production method.

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

Foreign Currency Translation

The United States dollar is the functional currency for all of the Company's operations. Realized and unrealized foreign currency transaction gains and losses are recorded in income.

The Company may be exposed to the risk of foreign currency exchange losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company attempts to lessen the impact of exchange rate changes by requiring customer payments to be primarily in U.S. dollars, by keeping foreign cash balances at minimal levels, and by not speculating in foreign currencies. The Company incurred aggregate foreign currency transaction losses of $0.6 million in 1998 and 1997 and an aggregate transaction gain of $1.3 million in 1996.

Income Taxes

The Company intends to permanently reinvest in its business outside the United States the unremitted earnings of foreign subsidiaries not otherwise subject to U.S. taxation. As a result, the Company has not provided for deferred federal income taxes on such unremitted foreign earnings.

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


Note 2 - Investments

At December 31, 1998 and 1997, the Company had investments in cash equivalents and marketable securities consisting of debt securities which were classified as held-to-maturity and carried at amortized cost. Marketable securities at December 31, 1997 in the table below were classified as other current assets on the accompanying balance sheet. A summary of the estimated fair values of these investments as of December 31 follows:

                                                   1998       1997
                                                  ------     ------
                                                    (In millions)

     Cash equivalents:
       Money market funds                         $ 38.0     $    -
       Commercial paper                              2.0       78.8
       Repurchase agreements                          .2          -
       Eurodollar time deposits                        -        7.0
                                                  ------     ------
                                                  $ 40.2     $ 85.8
                                                  ======     ======

     Marketable securities:
       Eurodollar time deposits                              $  1.5
       Certificates of deposit                                   .2
                                                             ------
                                                             $  1.7
                                                             ======

The estimated fair values of investments approximated their carrying values; therefore, there were no unrealized holding gains or losses as of December 31, 1998 or 1997. The estimated fair values of investments as of December 31 grouped by contractual maturities were as follows:

                                                   1998       1997
                                                  ------     ------
                                                    (In millions)
     Within three months or less                  $ 40.2     $ 85.8
     After three months through one year               -        1.7
                                                  ------     ------
                                                  $ 40.2     $ 87.5
                                                  ======     ======

The following are investments in connection with certain of the Company's nonqualified pension plans as of December 31, 1998 and 1997. These investments were categorized as available-for-sale and were included in other assets at December 31. Unrealized holding gains and losses for each year were not material.

                                            1998                1997
                                      ----------------    ----------------
                                      Cost  Fair Value    Cost  Fair Value
                                      ----  ----------    ----  ----------
                                                 (In millions)
     Money market mutual fund         $4.8     $4.8       $4.0     $4.0
     Bond mutual fund                  1.0      1.0        1.0      1.0
     Stock and bond mutual fund        0.9      1.1        0.8      0.9
                                      ----     ----       ----     ----
                                      $6.7     $6.9       $5.8     $5.9
                                      ====     ====       ====     ====


Note 3 - Long-term Debt

Long-term debt as of December 31 consisted of the following:

                                                           1998       1997
                                                          ------     ------
                                                            (In millions)

7-1/8% Notes due 2007, net of unamortized discount
   of $0.5 million at December 31, 1998 and $0.6
   million at December 31, 1997                           $299.5     $299.4
7% Notes due 2028, net of unamortized discount of
   $3.8 million                                            296.2          -
Borrowings under $240 million bank revolving
   credit facility                                         155.0      100.0
                                                          ------     ------
   Total long-term debt including current maturities       750.7      399.4
Less current maturities                                        -          -
                                                          ------     ------
   Long-term debt                                         $750.7     $399.4
                                                          ======     ======

On May 26, 1998, the Company issued $300 million of 7% Notes due 2028 (the "7% Notes") and received cash proceeds of $296.0 million after deduction for discount and underwriting fees. The Company used the proceeds to reduce amounts outstanding under its bank credit facilities. The outstanding debt that was repaid from the proceeds of the 7% Notes was incurred to finance the upgrade, acquisition, and construction of rigs and for working capital requirements. Interest on the 7% Notes is payable on June 1 and December 1 of each year.

No principal payments are required with respect to either the 7-1/8% Notes or the 7% Notes prior to their final maturity date. The Company may redeem the 7-1/8% Notes and the 7% Notes in whole at any time, or in part from time to time, at a price equal to 100 percent of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the notes.

The Company's $240 million bank revolving credit facility is a five-year, unsecured revolving credit facility with a group of banks under which the Company may borrow up to $240 million at interest rates determinable at the time of the borrowings. As of December 31, 1998, the weighted average annual rate of interest on borrowings under the $240 million credit facility was
5.876 percent, as compared to 6.325 percent as of December 31, 1997. The $240 million credit facility terminates in December 2002. The unused portion of the facility is subject to an annual commitment fee of one-tenth of one percent.

In addition to the $240 million credit facility, the Company has a $150 million unsecured revolving credit facility terminating November 1999.
Any amounts outstanding at the end of the period may, at the option of the Company, be converted into a two-year term loan. One-fourteenth of the converted balance would be due each quarter for seven quarters, and the remainder would be due at the end of the two-year period. The $150 million credit facility is subject to an annual facility fee of one-eighth of one percent. As of December 31, 1998, there were no borrowings under the $150 million credit facility.

All of the Company's debt is unsecured and unsubordinated and ranked equally in right of payment with all other unsubordinated and unsecured indebtedness of the Company.

The indentures relating to the 7-1/8% Notes and the 7% Notes contain limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions, among other things. The revolving credit facilities contain similar limitations, require the Company to maintain minimum levels of net worth and interest coverage, and limit the Company's maximum debt as a percentage of capitalization.


Note 4 - Commitments and Contingencies

At December 31, 1998, the Company had under operating leases office space and equipment with remaining terms ranging from approximately one to nine years. Some of the leases may be renewed at the Company's option, and some are subject to rent revisions based on the Consumer Price Index or increases in building operating costs. In addition, at December 31, 1998, the Company had under capital lease the Glomar Explorer drillship through 2026. Rent expense was $213.6 million for 1998, $149.2 million for 1997, and $85.8 million for 1996. Included in rent expense was the rental of offshore drilling rigs used in the Company's turnkey operations totaling $207.1 million for 1998, $144.6 million for 1997, and $81.7 million for 1996.

Future minimum rental payments with respect to the Company's lease obligations as of December 31, 1998 were as follows:

                                                    Capital   Operating
                                                     Lease      Leases
                                                    -------   ---------
                                                       (In millions)
     Year ended December 31:
        1999                                         $ 1.8      $17.6
        2000                                           1.8        3.8
        2001                                           1.8        3.7
        2002                                           1.8        3.0
        2003                                           1.8        2.8
        Later years                                   40.5        5.2
                                                     -----      -----
     Total future minimum rental payments             49.5      $36.1
     Less amount representing imputed interest        30.0      =====
                                                     -----
     Present value of future minimum rental
       payments under capital lease                   19.5
     Less current portion included in accrued
       liabilities                                     1.8
                                                     -----
     Long-term capital lease obligation              $17.7
                                                     =====

In 1998 the Company entered into agreements with Harland and Wolff Shipbuilding and Heavy Industries, Ltd. for the construction of two dynamically-positioned deep-water drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan. In December 1998 the Company novated the contracts for the construction of the Glomar C.R. Luigs and the Glomar Jack Ryan to leasing subsidiaries of Lloyds Bank Plc and Barclays Bank Plc, respectively (the "Lessors"), placing ownership of the drillships with the Lessors, and entered into 20-year capital leases with respect to the rigs. By the time construction of the ships is completed, the Company will have deposited with three large foreign banks (the "Payment Banks") amounts equal to the progress payments that the Lessors are required to make under the construction contracts, less approximately $54 million. In exchange for the deposits, the Payment Banks will assume liability for making rental payments required under the leases, and the Company will be legally released from making such rental payments. Accordingly, the Company has recorded no capital lease obligation on its balance sheet. Future payment commitments in place at December 31, 1998 in connection with construction of the rigs totaled $335 million. Under the terms of the leases, the Company retains full control over both the operations and ultimate disposition of the vessels in all but remote circumstances. The ultimate amount of the benefit to be received by the Company is dependent on interest and tax rates in the United Kingdom over the 20-year terms of the leases and may be more or less than the $54 million initial benefit. Changes in interest or tax rates from levels assumed in the leases will result in the Company paying or receiving additional amounts over the 20-year term.

The Company is seeking to resolve a dispute with Sedco Forex Offshore
("Sedco") with respect to a bareboat charter agreement for the drilling rig, Glomar Grand Banks. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in July 1997. At issue are the date of termination of the charter, the condition of the rig upon its return to the Company, and Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings in London in December 1997, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig was in the shipyard for repairs prior to its return to work for another customer. Sedco completed using the rig for drilling on May 5, 1998, at which time the rig entered a shipyard to undergo the repairs at issue. The Company completed the repairs on October 30, 1998, and mobilized the rig to the east coast of Canada, where it is currently operating for another customer. The arbitration hearing in London with regard to the outstanding issues has been delayed until no earlier than the third quarter of 1999. As of December 31, 1998, the amount of dayrate from Sedco which the Company has recognized as revenue totaled $23.2 million, none of which has been collected. In addition, the Company has paid $28.7 million as of December 31, 1998, for the cost of certain rig repairs for which the Company contends Sedco is responsible, and the Company expects to make claims against Sedco for additional repair costs. The two amounts totaling $51.9 million at December 31, 1998, were classified as noncurrent assets on the accompanying balance sheet. The Company has not reserved any of these amounts. The total amount of dayrate to be claimed by the Company is projected to be in excess of the $23.2 million recognized through December 31, 1998.

The Company is involved in various lawsuits resulting from personal injury and property damage. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.


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

The Company had cash deposits concentrated primarily in five major banks at December 31, 1998 and 1997. In addition, the Company had money-market funds, commercial paper, and Eurodollar time deposits with a variety of financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

Fair Values of Financial Instruments

The estimated fair value of the Company's $750.7 million carrying value of long-term debt approximated $738.0 million at December 31, 1998. At December 31, 1997, the estimated fair value of the Company's $399.4 million carrying value of long-term debt was $410.6 million. Fair values were based on quoted market prices. The fair values of the Company's cash equivalents, marketable securities, trade receivables, and trade payables approximated their carrying values due to the short-term nature of these instruments (see Note 2).


Note 6 - Stock-Based Compensation Plans

At December 31, 1998, the Company had four stock-based compensation plans, the Global Marine Inc. 1989 Stock Option and Incentive Plan and the Global Marine 1998 Stock Option and Incentive Plan (together, the "Employee Plans"), the Global Marine Inc. 1994 Non-Employee Stock Option and Incentive Plan
(the "Non-Employee Plan"), and the Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Employee Plans, incentive and nonqualified options to purchase a fixed number of shares of the Company's common stock ("stock options") may be granted to key employees; under the Non-Employee Plan, nonqualified stock options may be granted to certain non-employees; and under both plans, shares of common stock may be sold at prices below the market price at the time of the sale. Under the Director Plan, nonqualified stock options are automatically granted each year to outside directors of the Company. One half of each stock option grant under the Director Plan becomes exercisable one year after the grant date with the remainder exercisable after two years. Under the Employee Plans and Non-Employee Plan, stock options become exercisable in increments of 25 percent each year beginning one year after the grant date. Stock options under all plans expire ten years after the grant date and become exercisable in full if more than 50 percent of the Company's outstanding common stock is acquired by a person or a single group of persons. At December 31, 1998, there were 6,257,158 shares available for future grants under all plans.

Under the Employee Plans, the Company has offered to certain key employees at nominal or no cost to the employee a variable number of shares of common stock, the exact number being dependent on the Company's attainment of certain long-term performance goals ("performance-based stock awards").

Estimates of fair values of stock options and performance-based stock awards on the grant dates in the disclosures which follow were computed using the Black-Scholes option-pricing model based on the following assumptions:

                                          1998          1997          1996
                                         ------        ------        ------
Expected price volatility range        49% to 53%        48%       41% to 43%
Risk-free interest rate range         4.4% to 5.7%  5.8% to 6.6%  5.5% to 6.8%
Expected dividends                        none          none          none
Expected life of stock options          5 years       5 years       5 years
Expected life of performance-based
  stock awards                          3 years       3 years       3 years


STOCK OPTIONS

A summary of the status of stock options granted under all plans is presented below:

                                                 Number
                                               Of Shares     Weighted Average
                                             Under Option     Exercise Price
                                             ------------    ----------------
Shares under option at December 31, 1995       9,835,401           $3.50
   Granted                                     1,317,500          $11.33
   Exercised                                  (2,963,567)          $3.13
   Canceled                                      (96,500)          $6.01
                                               ---------

Shares under option at December 31, 1996       8,092,834           $4.88
   Granted                                     1,011,400          $22.91
   Exercised                                  (2,636,527)          $4.02
   Canceled                                      (37,900)         $15.51
                                               ---------

Shares under option at December 31, 1997       6,429,807           $8.01
   Granted                                     2,083,400          $23.27
   Exercised                                    (991,018)          $4.56
   Canceled                                     (139,100)         $19.96
                                               ---------

Shares under option at December 31, 1998       7,383,089          $12.55
                                               =========

Options exercisable at December 31,
   1996                                        5,887,559          $3.59
   1997                                        4,457,868          $3.92
   1998                                        3,972,889          $5.28


In 1996 the Company granted 42,000 stock options with a weighted average exercise price of $6.81 per share, which was less than the market price of the stock on the date of grant, and a weighted average fair value of $11.01 per share. All other stock options granted in 1996 and all stock options granted in 1997 and 1998 had exercise prices equal to the market price of the Company's common stock on the date of grant. The weighted average per-share fair value of these options as of the grant date was $5.21 in 1996, $11.37 in 1997, and $11.54 in 1998.

The following table summarizes information with respect to stock options outstanding at December 31, 1998:


                               Options Outstanding                     Options Exercisable
                   ---------------------------------------------   ---------------------------
                                    Weighted
 Range of             Number         Average         Weighted         Number       Weighted
 Exercise          Outstanding      Remaining         Average      Exercisable      Average
  Prices           at 12/31/98  Contractual Life  Exercise Price   at 12/31/98  Exercise Price
---------          -----------  ----------------  --------------   -----------  --------------
$0.56 to $3.81      1,755,890       3.8 years          $2.46        1,755,890        $2.46
$4.13 to $5.63      1,622,393       3.8 years          $4.63        1,622,393        $4.63
$6.69 to $10.25       788,842       7.1 years          $9.18          301,342        $8.95
$12.44 to $20.75    1,247,564       8.5 years         $18.39          237,289       $19.95
$24.94 to $34.19    1,968,400       9.1 years         $25.74           55,975       $30.70
                    ---------                                       ---------
                    7,383,089       6.4 years         $12.55        3,972,889        $5.28
                    =========                                       =========

Performance-Based Stock Awards

Under the Employee Plans, the Company has offered shares of Company stock to certain key employees at nominal or no cost to the employee. The exact number of shares that each employee will be allowed to receive is dependent on Company performance over three-year periods as measured against performance goals with respect to cash flow, earnings per share, and stock price. The performance period applicable to each offer ends on December 31 of the second full year following the year of the grant. A summary of the status of performance-based stock awards is presented below:

                                                         1998      1997      1996
                                                        ------    ------    ------
   Number of contingent shares at beginning of year    428,668   593,750   462,500
     Granted                                           315,000    68,600   131,250
     Issued                                           (178,162) (141,098)        -
     Forfeited/canceled                               (119,150)  (92,584)        -
                                                       -------   -------   -------
   Number of contingent shares at end of year          446,356   428,668   593,750
                                                       =======   =======   =======

   Shares vested at December 31                         97,479   252,777   200,000
   Fair value at grant date                             $24.94    $20.67     $9.23


PRO FORMA DISCLOSURES

As discussed in Note 1 under "Stock-Based Compensation Plans," the Company accounts for its stock-based compensation plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for those stock options with exercise prices equal to the market price of the stock on the date of grant. The amount of compensation cost included in income for the Company's performance-based stock awards was a credit of $1.2 million in 1998 and charges of $6.3 million in 1997 and $5.9 million in 1996. Had compensation cost for the Company's stock-based compensation plans been determined based on fair values as of the dates of grant, the Company's net income and earnings per share would have been reported as follows:

                                                      1998      1997      1996
                                                     ------    ------    ------
                                               (In millions, except per share amounts)

   Net income:                   As reported         $223.3    $310.6    $180.1
                                 Pro forma           $210.5    $311.5    $178.4

   Basic earnings per share:     As reported          $1.29     $1.81     $1.07
                                 Pro forma            $1.22     $1.82     $1.06

   Diluted earnings per share:   As reported          $1.27     $1.76     $1.03
                                 Pro forma            $1.20     $1.77     $1.02


The pro forma figures above may not be representative of pro forma amounts in future years.


Note 7 - Retirement Plans

Pensions

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which changes the way the Company is required to report information about its pensions and other postretirement benefits. Information for prior years has been restated to conform to the 1998 presentation.

The Company has defined benefit pension plans covering substantially all of its employees. For the most part, benefits are based on the employee's length of service and average earnings for the five highest consecutive calendar years of compensation during the last fifteen years of service. Substantially all benefits are paid from funds previously provided to trustees. The Company is the sole contributor to the plans, and its funding objective is to fund participants' benefits under the plans as they accrue, taking into consideration future salary increases. The components of net periodic benefit cost by plan type (for federal income tax reporting purposes) were as follows:

                                                   1998                       1997                       1996
                                         ------------------------   ------------------------   ------------------------
                                         Qualified   Nonqualified   Qualified   Nonqualified   Qualified   Nonqualified
                                         ---------   ------------   ---------   ------------   ---------   ------------
                                                                         (In millions)

  Service cost - benefits earned
    during the period                      $ 3.8        $  .6         $ 2.6        $  .1         $ 2.5        $  .1
  Interest cost on projected
    benefit obligation                       5.5          1.0           4.7           .9           4.3           .7
  Expected return on plan assets            (6.2)         (.5)         (5.1)         (.4)         (4.3)         (.3)
  Recognized actuarial loss                  1.2           .3            .6           .2           1.1           .3
  Amortization of prior service costs          -            -             -            -           (.1)          .1
                                           -----        -----         -----        -----         -----        -----
    Net periodic benefit cost              $ 4.3        $ 1.4         $ 2.8        $  .8         $ 3.5        $  .9
                                           =====        =====         =====        =====         =====        =====

The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheet as of December 31:

                                                                     1998                        1997
                                                           ------------------------    ------------------------
                                                           Qualified   Nonqualified    Qualified   Nonqualified
                                                           ---------   ------------    ---------   ------------
                                                                              (In millions)
  Change in benefit obligation:
    Benefit obligation at beginning of year                  $ 75.2       $ 12.2         $ 62.2       $ 10.7
    Service cost                                                3.8           .6            2.6           .1
    Interest cost                                               5.5          1.0            4.7           .9
    Actuarial loss                                              8.8          2.5            7.5           .9
    Benefits paid                                              (2.1)         (.5)          (1.8)         (.4)
                                                             ------       ------         ------       ------
      Projected benefit obligation at end of year              91.2         15.8           75.2         12.2
                                                             ------       ------         ------       ------

  Change in plan assets:
    Fair value of plan assets at beginning of year             66.5          5.7           54.9          3.4
    Actual return on plan assets                                3.9          1.2            7.9          1.8
    Employer contributions                                      6.0           .3            5.5           .9
    Benefits paid                                              (2.1)         (.5)          (1.8)         (.4)
                                                             ------       ------         ------       ------
      Fair value of plan assets at end of year                 74.3          6.7           66.5          5.7
                                                             ------       ------         ------       ------

  Projected benefit obligation in excess of plan assets        16.9          9.1            8.7          6.5
  Unrecognized net loss                                       (21.1)        (3.6)         (11.2)        (2.1)
                                                             ------       ------         ------       ------

     (Prepaid) accrued benefit cost                          $ (4.2)      $  5.5         $ (2.5)      $  4.4
                                                             ======       ======         ======       ======

Plan assets consist primarily of listed stocks and bonds.

The Company has established grantor trusts to provide funding for the benefits payable under certain of the nonqualified plans. The trusts are irrevocable, and grantor trust assets, which are excluded from plan assets in the table above, can be used only to pay such benefits, with certain exceptions. Fair value of the grantor trust assets totaled $6.9 million and $5.9 million at December 31, 1998 and 1997, respectively, and consisted of a money market mutual fund, a bond mutual fund, and a stock and bond mutual fund. Grantor trust assets are included in other assets on the consolidated balance sheet.

The expected long-term rate of return on plan assets used to compute pension cost was 9.0 percent for 1998, 1997, and 1996. The assumed rate of increase in future compensation levels ranged from 5.5 percent to 6.5 percent for each of 1998, 1997, and 1996. The discount rate used to compute the actuarial present value of the projected benefit obligation was 6.75 percent for 1998,
7.0 percent for 1997, and 7.5 percent for 1996.

The Company has a defined contribution savings plan in which substantially all of the Company's domestic employees are eligible to participate. Company contributions to the savings plan are based on the amount of employee contributions. Effective July 1, 1998, the Company increased its matching contribution to 100 percent of each participant's first six percent of compensation contributed to the Plan. Charges to expense with respect to this plan totaled $2.2 million for 1998, $0.9 million for 1997, and $0.8 million for 1996.

Other Postretirement Benefits

The Company provides term life insurance to retirees and, for a period generally ending two years following retirement, health care benefits to retirees and their covered dependents. Generally, employees who have reached the age of 55 and have rendered a minimum of five years of service are eligible for such retirement benefits. For the most part, health care benefits are contributory while life insurance benefits are non-contributory. Liabilities for postretirement health care and life insurance benefits are not material to the Company's results of operations or financial position.


Note 8 - Income Taxes

In 1998 income before income taxes consisted of foreign earnings of $222.2 million and domestic earnings of $61.9 million. In 1997 foreign earnings were $162.3 million, and domestic earnings were $131.7 million. In 1996 foreign earnings were $89.4 million, and domestic earnings were $30.3 million.

The provision (benefit) for income taxes consisted of the following:

                                                       1998     1997     1996
                                                      ------   ------   ------
                                                           (In millions)
Current - Foreign                                     $ 15.8   $ 19.0   $  7.0
        - U.S. federal                                   2.2     14.3      2.4
        - State                                           .5       .2       .2
                                                      ------   ------   ------
                                                        18.5     33.5      9.6
Deferred - U.S. federal                                 42.3    (54.6)   (70.0)
                                                      ------   ------   ------
  Provision (benefit) for income taxes                $ 60.8   $(21.1)  $(60.4)
                                                      ======   ======   ======

A reconciliation of the differences between taxes on income before extraordinary item computed at the U.S. federal statutory rate of 35 percent and the Company's reported provision (benefit) for income taxes follows:

                                                     1998      1997      1996
                                                    ------    ------    ------
                                                        ($ in millions)
Income tax provision at statutory rate             $  99.4   $ 102.9   $  41.9
Foreign earnings taxed at less than the U.S. rate    (58.1)        -         -
Increase (decrease) in the valuation allowance        15.8    (246.4)   (103.3)
Net decrease (increase) in credit carryforwards
  and net operating loss carryforwards                 2.7     (13.2)     (2.9)
Other, net                                             1.0      13.4       3.9
Effect of foreign operations realignment                 -      99.6         -
Decrease in valuation allowance recorded to
  paid-in capital                                        -      22.6         -
                                                   -------   -------   -------
  Provision (benefit) for income taxes             $  60.8   $ (21.1)  $ (60.4)
                                                   =======   =======   =======

  Effective tax rate                                   21%       (7%)     (50%)
                                                   =======   =======   =======

The Company intends to permanently reinvest in its business outside the United States the unremitted earnings of foreign subsidiaries not otherwise subject to U.S. taxation. As a result, the Company has not provided for deferred federal income taxes on $152.0 million of cumulative unremitted foreign earnings at December 31, 1998. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings; however, the Company has available foreign tax credits associated with these earnings that could be used to reduce federal income taxes that may be due in the event those earnings were remitted to the United States.

Deferred tax assets and liabilities are recorded in recognition of the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                            1998      1997
                                                           ------    ------
                                                             (In millions)
Deferred tax assets:
  Net operating loss carryforwards                         $208.8    $250.5
  Tax credit carryforwards                                   30.3      29.3
  Accrued expenses not currently deductible                   7.9       9.5
  Other                                                      12.4       8.8
                                                           ------    ------
                                                            259.4     298.1
  Less:  Valuation allowance                                (48.7)    (32.9)
                                                           ------    ------
    Deferred tax assets, net of valuation allowance         210.7     265.2

Deferred tax liabilities:
  Depreciation and depletion for tax in excess of
    book expense                                             78.7     102.0
  Income recognized for book in excess of tax                12.3       2.3
  Tax benefit transfers                                       9.7      10.9
  Other                                                        .2        .6
                                                           ------    ------
    Total deferred tax liabilities                          100.9     115.8
                                                           ------    ------
    Net future income tax benefit recognized in
      consolidated balance sheet                           $109.8    $149.4
                                                           ======    ======

The Company has established a valuation allowance primarily due to the uncertainty of realizing certain net operating loss ("NOL") and other carryforwards. The Company increased the valuation allowance in 1998 primarily due to revisions in the amounts of deferred tax liabilities.

At December 31, 1998, the Company had $497.7 million of U.S. NOL carryforwards, $15.2 million of non-expiring alternative minimum tax credit carryforwards, $12.6 million of foreign tax credit carryforwards expiring in 2003, and $2.6 million of investment tax credit ("ITC") carryforwards which can be used to reduce the Company's U.S. federal income taxes payable in future years. The NOL and ITC carryforwards expire as follows:

                                                              NOL       ITC
                                                             -----     -----
                                                              (In millions)
    Year ended December 31:
       1999                                                             $2.3
       2000                                                               .3
       2005                                                 $342.4         -
       2006                                                   82.8         -
       2007                                                   19.6         -
       2008                                                   34.1         -
       2009                                                   18.8         -
                                                            ------      ----
                                                            $497.7      $2.6
                                                            ======      ====

In addition, at December 31, 1998, the Company had $111.6 million of non-expiring NOL carryforwards in the United Kingdom.

The Company's U.S. NOL and ITC carryforwards are subject to review and potential disallowance by the Internal Revenue Service ("IRS") upon audit of the Company's federal income tax returns. Section 382 and 383 of the Internal Revenue Code of 1986, as amended, may impair the future availability of the NOL and ITC carryforwards if there is a change in ownership of more than 50 percent of the Company's common stock. This limitation, if it applied, would limit the utilization of the NOL in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed monthly by the IRS and the fair market value of all the Company's stock at the time of the ownership change. The Company believes that it has not undergone a greater-than-50-percent ownership change and that its carryforwards are currently available for utilization without limitation.


Note 9 - Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for income before extraordinary item follows:

                                          1998          1997          1996
                                      -----------   -----------   -----------
                                     ($ in millions, except per share amounts)
Income (numerator):
  Income before extraordinary item         $223.3        $315.1        $180.1

Shares (denominator):
  Shares - Basic                      173,040,584   171,159,212   167,915,661
  Effect of employee stock options      2,744,611     5,002,765     6,373,951
                                      -----------   -----------   -----------
  Shares - Diluted                    175,785,195   176,161,977   174,289,612
                                      ===========   ===========   ===========

Earnings per share before
  extraordinary item:
  Basic                                     $1.29         $1.84         $1.07
  Diluted                                   $1.27         $1.79         $1.03


Note 10 - Supplemental Cash Flow Information

Cash interest payments totaled $41.1 million in 1998, $29.7 million in 1997, and $28.7 million in 1996. Cash payments for income taxes totaled $26.6 million in 1998, $18.1 million in 1997, and $7.0 million in 1996.

In 1996 the Company financed the acquisition of the hull for the Glomar Explorer drillship by assuming a $16.0 million capital lease obligation.


Note 11 - Segment and Geographic Information

The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company is required to report information about its operating segments. SFAS No. 131 did not materially change the manner in which the Company's segments are reported; however, information for prior years has been restated to conform to the 1998 presentation.

The Company has three lines of business, each organized along the basis of products and services and each with separate management teams. The Company's three lines of business are each reported as a separate operating segment and consist of contract drilling, drilling management services, and oil and gas. The Company's contract drilling business leases fully-manned, mobile offshore drilling rigs to oil and gas operators on a daily-rate basis and is also referred to as dayrate drilling. The drilling management services business, also referred to as turnkey drilling, designs, develops, and executes specific offshore drilling programs and delivers a logged or loggable hole to an agreed depth for a guaranteed price. In addition, it serves as a general contractor for oil and gas operators, providing planning, engineering, and management services needed to drill offshore. The Company's oil and gas business participates in development and production activities for its own account.

The Company evaluates and measures segment performance on the basis of operating income. Segment operating income is inclusive of intersegment revenues. Such revenues, which have been eliminated from the consolidated totals, are recorded at transfer prices which are intended to approximate the prices charged to external customers. Segment operating income consists of revenues less the related operating costs and expenses and is exclusive of interest expense, interest income, and unallocated corporate expenses. Segment assets consist of all current and long-lived assets, exclusive of affiliate receivables and investments.

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                      Drilling
                          Contract   Management                             Adjustments and
                          Drilling    Services    Oil and Gas   Corporate     Eliminations    Consolidated
                          --------   ----------   -----------   ---------   ---------------   ------------
                                                       (In millions)

Revenues from
  external customers
    1998                  $  742.4      $416.0       $ 3.8                                      $1,162.2
    1997                     579.4       480.5         7.2                                       1,067.1
    1996                     362.5       305.3        12.9                                         680.7

Intersegment revenues
    1998                      11.3         5.5           -                      $(16.8)                -
    1997                       5.3         2.1           -                        (7.4)                -
    1996                       5.7         1.0           -                        (6.7)                -

Total revenues
    1998                     753.7       421.5         3.8                       (16.8)          1,162.2
    1997                     584.7       482.6         7.2                        (7.4)          1,067.1
    1996                     368.2       306.3        12.9                        (6.7)            680.7

Operating income
    1998                     361.7       (30.7)        0.3       $(20.8)             -             310.5
    1997                     274.8        50.0         2.1        (21.8)             -             305.1
    1996                     125.4        27.9         6.8        (19.3)             -             140.8

Depreciation, depletion
  and amortization
    1998                     100.3         0.3         1.6          1.7              -             103.9
    1997                      51.7         0.3         1.8          1.3              -              55.1
    1996                      36.3         0.1         3.5          1.0              -              40.9

Capital expenditures
    1998                     627.9         0.1         7.8          1.9              -             637.7
    1997                     575.0         0.4         2.7          2.2              -             580.3
    1996                     115.4 (1)     0.4         1.5          1.0              -             118.3

Segment assets
    1998 - Foreign         1,038.9         7.4           -            -              -           1,046.3
    1998 - Domestic          674.6        53.4        15.7        181.6              -             925.3
    1998 - Total           1,713.5        60.8        15.7        181.6              -           1,971.6
    1997 - Foreign           753.8         7.5           -          0.3              -             761.6
    1997 - Domestic          318.4        65.2         8.4        268.3              -             660.3
    1997 - Total           1,072.2        72.7         8.4        268.6              -           1,421.9

______________

(1) Excludes the acquisition of an asset for $16.0 million through assumption of a capital lease.


No single customer provided more than ten percent of revenues for 1998, 1997, or 1996.

A reconciliation of segment operating income to consolidated income before income taxes and extraordinary item follows:

                                              1998        1997        1996
                                            --------    --------    --------
                                                      (In millions)
  Total segment operating income            $  331.3    $  326.9    $  160.1
    Corporate general and administrative
      expenses                                 (19.1)      (20.5)      (18.3)
    Corporate depreciation, depletion
      and amortization                          (1.7)       (1.3)       (1.0)
                                            --------    --------    --------
  Consolidated operating income                310.5       305.1       140.8
    Interest expense                           (46.9)      (39.7)      (30.9)
    Interest capitalized                        17.2        20.9         2.6
    Interest income                              3.3         7.7         6.2
    Other                                          -           -         1.0
                                            --------    --------    --------
      Income before income taxes and
        extraordinary item                  $  284.1    $  294.0    $  119.7
                                            ========    ========    ========

Revenues and assets by geographic area in the tables below were attributed to countries based on the physical location of the assets. The mobilization of rigs between geographic areas may have affected area revenues and long-lived assets over the periods presented.

Revenues from external customers by geographic areas were as follows:

                                              1998        1997        1996
                                            --------    --------    --------
                                                     (In millions)
  United Kingdom                            $  182.7    $   84.2    $  101.5
  Other foreign countries                      360.7       286.1       170.1
                                            --------    --------    --------
    Total foreign revenues                     543.4       370.3       271.6
  United States                                618.8       696.8       409.1
                                            --------    --------    --------
    Total revenues                          $1,162.2    $1,067.1    $  680.7
                                            ========    ========    ========

Long-lived assets by geographic areas, based on their location at December 31, were as follows:

                                                          1998        1997
                                                        --------    --------
                                                           (In millions)
  United Kingdom                                        $  222.7    $  302.8
  Canada                                                   171.4           -
  Other foreign countries                                  236.0       162.1
                                                        --------    --------
    Total foreign long-lived assets                        630.1       464.9
  United States                                            645.2       150.7
                                                        --------    --------
    Total productive assets                              1,275.3       615.6
  Construction in progress - United Kingdom                236.8       383.4
                                                        --------    --------
    Total long-lived assets                             $1,512.1    $  999.0
                                                        ========    ========

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(In millions, except per share data)

                                                             1998                                         1997
                                           ----------------------------------------     ----------------------------------------
                                           Fourth      Third     Second      First      Fourth      Third     Second      First
                                           Quarter    Quarter    Quarter    Quarter     Quarter    Quarter    Quarter    Quarter
                                           -------    -------    -------    -------     -------    -------    -------    -------
Revenues                                    $258.9     $272.2     $356.0     $275.1      $319.3     $304.4     $233.1     $210.3

Operating income                              51.9       66.6      101.3       90.7        93.1       87.7       66.9       57.4

Income before extraordinary item              34.5       47.2       73.4       68.2        58.8       93.4       84.1       78.8

Net income                                    34.5       47.2       73.4       68.2        54.3       93.4       84.1       78.8

Basic earnings per share before
  extraordinary item                          0.20       0.27       0.42       0.40        0.34       0.54       0.49       0.46

Diluted earnings per share before
  extraordinary item                          0.20       0.27       0.42       0.39        0.34       0.53       0.48       0.45

Net income includes the following
  special items:
  (Provision) benefit for income
    taxes (1)                                    -          -          -          -       (25.0)      15.0       25.0       30.0
  Extraordinary loss on debt
    extinguishment                               -          -          -          -        (4.5)         -          -          -

Price ranges of common stock:
  High                                     13-5/16     18-3/4     25-5/8    26-1/8     36-13/16     35         25         25-1/4
  Low                                       8-5/8      9-5/16     18-1/8    19-5/16    21-5/8       23-1/2     17-7/8     17-1/4

________________

(1) Adjustments to income taxes in the fourth quarter of 1997 are for the tax effects of a realignment of the Company's foreign operations, partially offset by the net recognition of the income tax benefits of prior years' net operating loss carryforwards. Adjustments to income taxes in all other quarters indicated are for the net recognition of income tax benefits of prior years' net operating loss carryforwards.


The Company did not declare any dividends on its common stock in either 1998 or 1997.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

Our report on the consolidated financial statements of Global Marine Inc.
and subsidiaries is included on page 29 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 58 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ PricewaterhouseCoopers LLP


Houston, Texas
February 22, 1999


                     GLOBAL MARINE INC. AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (In millions)

                                                      Additions
                                               -----------------------
                                 Balance at    Charged to   Charged to                  Balance
                                 Beginning     Costs and       Other                    at End
      Description                 of Year       Expenses     Accounts     Deductions    of Year
------------------------         ----------    ----------   ----------    ----------    -------
Year ended December 31, 1998:
  Allowance for doubtful
    accounts receivable (1)        $  2.8         $12.2       $   -         $  1.3       $ 13.7
  Deferred tax asset valuation
    allowance                        32.9          15.8           -              -         48.7

Year ended December 31, 1997:
  Allowance for doubtful
    accounts receivable            $  1.3         $ 1.7       $   -         $   .2       $  2.8
  Deferred tax asset valuation
    allowance                       279.3             -           -          246.4         32.9

Year ended December 31, 1996:
  Allowance for doubtful
    accounts receivable            $  1.1         $  .5       $   -         $   .3       $  1.3
  Deferred tax asset valuation
    allowance                       382.6             -           -          103.3        279.3
______________

(1) Of the total allowance for doubtful accounts receivable at December 31, 1998, $4.2 million was classified as current and $9.5 million was classified as long-term.


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

                                      PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                         Page
(a)  Financial Statements, Schedules and Exhibits

     (1)     Financial Statements
               Report of Independent Accountants                           29
               Consolidated Statement of Income                            31
               Consolidated Balance Sheet                                  32
               Consolidated Statement of Cash Flows                        34
               Consolidated Statement of Shareholders' Equity              35
               Notes to Consolidated Financial Statements                  36
     (2)     Financial Statement Schedule
               Report of Independent Accountants                           55
               Schedule II - Valuation and Qualifying Accounts             56

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

   3(ii).1   Amendment to the By-laws of the Company, effective February 23,
             1999.

   3(ii).2   By-laws of the Company as amended through February 23, 1999.

       4.1 Section II-7 of the By-laws of the Company as amended February 23, 1999.

       4.2 Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of the Registrant. (Incorporated herein by this reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997.)

       4.3 Form of 7-1/8% Exchange Note Due 2007. (Incorporated herein by this reference to Exhibit 4.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on February 3, 1998.)

       4.4 Terms of 7-1/8% Notes Due 2007. (Incorporated herein by this reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997.)

       4.5 Form of 7% Note Due 2028. (Incorporated herein by this reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated May 20, 1998.)

       4.6 Terms of 7% Note Due 2028. (Incorporated herein by this reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated May 20, 1998.)

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

      10.2 First Amendment to Credit Agreement and Loan Documents, dated as of November 23, 1998, among Global Marine Inc., Various Lending Institutions, Bankers Trust Company, as administrative agent, Skandinaviska Enskilda Banken AB (publ) and Den Norske Bank ASA, New York Branch, as co-agents, and Societe Generale, Southwest Agency, as documentation agent.

      10.3 Credit Agreement among Global Marine Inc., Various Lending Institutions, and Bankers Trust Company, as Administrative Agent, ABN AMRO Bank, Houston Agency, as Syndication Agent, and Societe Generale, Southwest Agency, as Documentation Agent, dated as of January 29, 1998. (Incorporated herein by reference to Exhibit
             99.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-39033)
             filed with the Commission on February 3, 1998.)

      10.4 First Amendment to Credit Agreement and Loan Documents, dated as of November 23, 1998, among Global Marine Inc., Various Lending Institutions, Bankers Trust Company, as administrative agent, ABN Amro Bank, N.V., Houston Agency, as syndication agent, and Societe Generale, Southwest Agency, as documentation agent.

      10.5 Letter Agreement, dated March 10, 1998, between Global Marine Inc. and Transocean ASA.

      10.6   Bareboat Charter Agreement, dated July 2, 1996, between the
             United States of America and Global Marine Capital Investments Inc. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated August 1, 1996.)

      10.7 Shipbuilding Contract dated 27 February 1998 relating to Hull No. 1739 between Harland and Wolff Shipbuilding and Heavy Industries Limited and Global Marine International Services Corporation. (Incorporated herein by this reference to Exhibit
             10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

      10.8 Novation Agreement dated 9th December 1998 by and among Harland and Wolff Shipbuilding and Heavy Industries Limited, Global Marine International Drilling Corporation, Global Marine Leasing Corporation and Global Marine Inc. relating to Shipbuilding Contract dated 27 February 1998 for construction of deepwater drillship Hull No. 1739.

      10.9 Novation Agreement dated 9th December 1998 by and among Harland and Wolff Shipbuilding and Heavy Industries Limited, Nelstar Leasing Company Limited, Global Marine International Drilling Corporation and Global Marine Leasing Corporation relating to Shipbuilding Contract dated 27 February 1998 for the construction of deepwater drillship Hull No. 1739.

      10.10 Head Lease Agreement dated 8th December 1998 by and between Nelstar Leasing Company Limited, as lessor, and Global Marine Leasing Corporation, as lessee, relating to a Glomar Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1739 (t.b.n. "Glomar C.R. Luigs").

      10.11 Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as guarantor, and Nelstar Leasing Company Limited, as lessor.

      10.12  Shipbuilding Contract dated 28 March 1998 relating to Hull
             No. 1740 between Harland and Wolff Shipbuilding and Heavy Industries Limited and Global Marine International Services Corporation. (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

      10.13 Novation Agreement dated 9th December 1998 by and among Harland and Wolff Shipbuilding and Heavy Industries Limited, BMBF (No. 12) Limited and Global Marine International Drilling Corporation relating to Shipbuilding Contract dated 28 March 1998 for the construction of deepwater drillship Hull No. 1740.

      10.14 Head Lease Agreement dated 8th December 1998 by and between BMBF (No. 12) Limited, as lessor, and Global Marine International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740.

      10.15 Deed of Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as Guarantor, and BMBF (No. 12) Limited, as Lessor.

*     10.16  Letter Employment Agreement dated May 5, 1998, between the
             Company, Global Marine Corporate Services Inc., and Robert E. Rose. (Incorporated herein by this reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

*     10.17  Employment Agreement dated as of March 1, 1999, between the
             Company, Global Marine Corporate Services Inc., and John G. Ryan.

*     10.18  Consulting Agreement dated February 14, 1986, between Challenger
             Minerals Inc. and Donald B. Brown. (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.)

*     10.19  Letter Severance Agreement dated May 7, 1992, between the Company and one executive officer. (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)

*     10.20  Form of Letter Severance Agreement dated August 5, 1998, between the Company and seven executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

*     10.21  Global Marine Inc. 1989 Stock Option and Incentive Plan.
             (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

*     10.22  First Amendment to Global Marine Inc. 1989 Stock Option and
             Incentive Plan. (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

*     10.23  Second Amendment to Global Marine Inc. 1989 Stock Option and
             Incentive Plan. (Incorporated herein by this reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

*     10.24  Third Amendment to Global Marine Inc. 1989 Stock Option and
             Incentive Plan. (Incorporated herein by this reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

*     10.25  Fourth Amendment to Global Marine Inc. 1989 Stock Option and
             Incentive Plan. (Incorporated herein by this reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

*     10.26  Fifth Amendment to Global Marine Inc. 1989 Stock Option and
             Incentive Plan. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

*     10.27  Sixth Amendment to Global Marine Inc. 1989 Stock Option and
             Incentive Plan. (Incorporated herein by this reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

*     10.28  Global Marine 1998 Stock Option and Incentive Plan.  (Incorporated
             herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

*     10.29  Form of Performance Stock Memorandum dated February 14, 1995, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

*     10.30  Form of Performance Stock Memorandum dated February 20, 1996, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

*     10.31  Form of Performance Stock Memorandum dated February 11, 1997, regarding conditional opportunity to acquire Company stock granted to six executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

*     10.32  Form of Performance Stock Memorandum dated February 10, 1998 regarding conditional opportunity to acquire Company stock granted to eight executive officers, respectively, and dated
             May 5, 1998 regarding conditional opportunity to acquire Company stock granted to one executive officer. (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

*     10.33  Form of Notice of Grant of Stock Options (Non-Qualified Stock
             Options).

*     10.34  Form of Notice of Grant of Stock Options (Incentive Stock
             Options).

*     10.35  Executive Life Insurance Plan.  (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

*     10.36  Global Marine Inc. Executive Supplemental Retirement Plan of
             1990 (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990), as amended by First Amendment thereto (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*     10.37  Second Amendment to Global Marine Executive Supplemental
             Retirement Plan of 1990.

*     10.38  Global Marine Executive Deferred Compensation Trust as
             established effective January 1, 1995 (Incorporated herein by this reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995), as amended by First Amendment thereto (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*     10.39  Global Marine Benefit Equalization Retirement Plan effective
             January 1, 1990. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

*     10.40  Global Marine Benefit Equalization Retirement Trust as
             established effective January 1, 1990. (Incorporated herein by this reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

*     10.41  Form of Indemnification Agreement entered into between the
             Company and each of its directors and officers. (Incorporated herein by this reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.)

*     10.42  Resolution dated August 5, 1997, regarding Directors'
             Compensation. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

*     10.43  Amended and Restated Retirement Plan for Outside Directors.
             (Incorporated herein by this reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

*     10.44  Global Marine Outside Director Deferred Compensation Trust as
             established effective January 1, 1996. (Incorporated herein by this reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

*     10.45  Global Marine Inc. 1990 Non-Employee Director Stock Option Plan.
             (Incorporated herein by this reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

*     10.46  First Amendment to Global Marine Inc. 1990 Non-Employee Director
             Stock Option Plan. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

*     10.47  Second Amendment to Global Marine Inc. 1990 Non-Employee Director
             Stock Option Plan. (Incorporated herein by this reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

*     10.48  Global Marine Inc. 1999 Management Incentive Award Plan.

      21.1   List of Subsidiaries.

      23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants.

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

____________

*  Management contract or compensatory plan or arrangement.

       The Company hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the Securities and Exchange Commission on request agreements defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith in accordance with said Item.

(b)    Reports on Form 8-K

       The Company did not file any Current Reports on Form 8-K during the last quarter of 1998.

                        SIGNATURES REQUIRED FOR FORM 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GLOBAL MARINE INC.
                                          (REGISTRANT)

Date:  March 12, 1999                     By:         W. MATT RALLS
                                               ----------------------------
                                                     (W. Matt Ralls)
                                                   Senior Vice President
                                                and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                        Date
      ---------                       -----                        ----

      C.R. LUIGS              Chairman of the Board            March 12, 1999
-----------------------
     (C.R. Luigs)


    ROBERT E. ROSE           President, Chief Executive        March 12, 1999
-----------------------         Officer and Director
   (Robert E. Rose)


     W. MATT RALLS            Senior Vice President and        March 12, 1999
-----------------------        Chief Financial Officer
    (W. Matt Ralls)         (Principal Financial Officer)


   THOMAS R. JOHNSON              Vice President and           March 12, 1999
-----------------------           Corporate Controller
   (Thomas Johnson)         (Principal Accounting Officer)


    EDWARD A. BLAIR                     Director               March 12, 1999
-----------------------
   (Edward A. Blair)


    DONALD B. BROWN                     Director               March 12, 1999
-----------------------
   (Donald B. Brown)


     E.J. CAMPBELL                      Director               March 12, 1999
-----------------------
    (E.J. Campbell)


     THOMAS CASON                       Director               March 12, 1999
-----------------------
    (Thomas Cason)


    JOHN M. GALVIN                      Director               March 12, 1999
-----------------------
   (John M. Galvin)


      J.C. MARTIN                       Director               March 12, 1999
-----------------------
     (J.C. Martin)


      E.R. MULLER                       Director               March 12, 1999
-----------------------
     (E.R. Muller)


    PAUL J. POWERS                      Director               March 12, 1999
-----------------------
   (Paul J. Powers)


                                        Director
-----------------------
    (John G. Ryan)


   BEN G. STREETMAN                     Director               March 12, 1999
-----------------------
  (Ben G. Streetman)


    JOHN WHITMIRE                       Director               March 12, 1999
-----------------------
   (John Whitmire)