Form 10-Q
period 1999-03-31
GLOBAL MARINE INC
filed 1999-05-13
CIK 41850

As filed with the Securities and Exchange Commission on May 13, 1999

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

          (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of April 30, 1999 was 173,584,211.

                             GLOBAL MARINE INC.

                       TABLE OF CONTENTS TO FORM 10-Q

                        QUARTER ENDED MARCH 31, 1999


                                                                  Page

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Report of Independent Accountants                             2

      Condensed Consolidated Statement of Income for the
         Three Months Ended March 31, 1999 and 1998                 3

      Condensed Consolidated Balance Sheet as of
         March 31, 1999 and December 31, 1998                       4

      Condensed Consolidated Statement of Cash Flows for the
         Three Months Ended March 31, 1999 and 1998                 6

      Notes to Condensed Consolidated Financial Statements          7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations          10

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                            18

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                       18

SIGNATURE                                                          19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1999, and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Houston, Texas
May 12, 1999


                    GLOBAL MARINE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (In millions, except per share amounts)

                                                     Three Months Ended
                                                           March 31,
                                                     ------------------
                                                      1999        1998
                                                     ------      ------
Revenues:
  Contract drilling                                  $157.0      $176.5
  Drilling management                                  70.2        97.4
  Oil and gas                                            .8         1.2
                                                     ------      ------
    Total revenues                                    228.0       275.1

Expenses:
  Contract drilling                                    72.7        60.7
  Drilling management                                  72.7        97.2
  Oil and gas                                            .5          .5
  Depreciation, depletion, and amortization            21.4        20.6
  General and administrative                            5.9         5.4
                                                     ------      ------
    Total operating expenses                          173.2       184.4
                                                     ------      ------
    Operating income                                   54.8        90.7

Other income (expense):
  Interest expense                                    (13.4)       (8.4)
  Interest capitalized                                  4.1         5.2
  Interest income                                        .8          .9
                                                     ------      ------
    Total other income (expense)                       (8.5)       (2.3)
                                                     ------      ------
    Income before income taxes                         46.3        88.4

Provision for income taxes:
  Current tax provision                                 2.0         5.1
  Deferred tax provision                                7.5        15.1
                                                     ------      ------
    Total provision for income taxes                    9.5        20.2
                                                     ------      ------
Net income                                           $ 36.8      $ 68.2
                                                     ======      ======

Earnings per share:
  Basic                                              $ 0.21      $ 0.40
  Diluted                                            $ 0.21      $ 0.39


          See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)

                                     ASSETS
                                                        March 31,  December 31,
                                                           1999         1998
                                                         --------   -----------
Current assets:
  Cash and cash equivalents                              $   51.1    $   56.9
  Accounts receivable, net of allowances                    119.7       163.0
  Costs incurred on turnkey drilling contracts
    in progress                                               2.0         6.6
  Future income tax benefits                                    -        20.0
  Prepaid expenses                                           11.7        15.6
  Other current assets                                        7.2         7.3
                                                         --------    --------
      Total current assets                                  191.7       269.4

Properties and equipment:
  Rigs and drilling equipment, less accumulated
    depreciation of $391.3 at March 31, 1999 and
    $371.9 at December 31, 1998                           1,257.4     1,262.6
  Construction in progress                                  318.2       236.8
  Oil and gas properties, full cost method, less
    accumulated depreciation, depletion, and
    amortization of $24.8 at March 31, 1999 and
    $24.3 at December 31, 1998                               14.4        12.7
                                                         --------    --------
      Net properties and equipment                        1,590.0     1,512.1

Future income tax benefits                                  102.5        89.8
Other assets                                                 93.4       100.3
                                                         --------    --------
      Total assets                                       $1,977.6    $1,971.6
                                                         ========    ========

          See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                ($ in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        March 31,  December 31,
                                                          1999         1998
                                                        --------   -----------
Current liabilities:
  Accounts payable                                      $   68.5     $   99.0
  Accrued compensation and related employee costs           17.2         22.5
  Accrued income taxes                                      11.4         12.2
  Accrued interest                                           9.2          9.3
  Other accrued liabilities                                 12.1          9.4
                                                        --------     --------
      Total current liabilities                            118.4        152.4

Long-term debt                                             750.7        750.7
Capital lease obligation                                    18.1         17.7
Other long-term liabilities                                 12.4         10.4

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million shares
    authorized, no shares issued or outstanding                -            -
  Common stock, $0.10 par value, 300 million shares
    authorized, 173,500,811 shares and 173,368,384
    shares issued and outstanding at March 31, 1999
    and December 31, 1998, respectively                     17.3         17.3
  Additional paid-in capital                               322.3        321.5
  Retained earnings                                        738.4        701.6
                                                        --------     --------
      Total shareholders' equity                         1,078.0      1,040.4
                                                        --------     --------
        Total liabilities and shareholders' equity      $1,977.6     $1,971.6
                                                        ========     ========

          See notes to condensed consolidated financial statements.

                     GLOBAL MARINE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In millions)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
Cash flows from operating activities:
  Net income                                               $  36.8   $  68.2
  Adjustments to reconcile net income to net cash
   flow provided by operating activities:
    Depreciation, depletion, and amortization                 21.4      20.6
    Deferred income taxes                                      7.5      15.1
    Decrease (increase) in accounts receivable                42.7     (18.7)
    Decrease (increase) in costs incurred on
      turnkey drilling contracts in progress                   4.6     (28.8)
    Decrease (increase) in other current assets                4.0      (2.9)
    Decrease in noncurrent receivables                         3.3         -
    (Decrease) increase in accounts payable                  (30.5)      6.7
    Decrease in accrued interest                               (.1)     (3.4)
    Decrease in other accrued liabilities                     (2.9)    (20.9)
    Other, net                                                 5.5       (.1)
                                                           -------   -------
      Net cash flow provided by operating activities          92.3      35.8

Cash flows from investing activities:
  Capital expenditures                                       (98.6)   (320.4)
  Proceeds from sales of properties and equipment               .3       2.0
                                                           -------   -------
    Net cash flow used in investing activities               (98.3)   (318.4)

Cash flows from financing activities:
  Increases in long-term debt                                    -     200.0
  Reductions of long-term debt                                   -     (60.0)
  Net increase in short-term debt                                -     125.0
  Proceeds from exercises of employee stock options             .2       1.4
                                                           -------   -------
    Net cash flow provided by financing activities              .2     266.4
                                                           -------   -------

Decrease in cash and cash equivalents                         (5.8)    (16.2)
Cash and cash equivalents at beginning of period              56.9      78.9
                                                           -------   -------
Cash and cash equivalents at end of period                 $  51.1   $  62.7
                                                           =======   =======

           See notes to condensed consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1999

Note 1 - General

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications were made to the prior-year period to conform to the current-period presentation, with no effect on the consolidated financial position, results of operations, or cash flows.

The term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to the Company's consolidated subsidiaries.

These interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998.

Note 2 - Change in Rig Service Lives

In December 1998, the Company conducted an evaluation of the service lives of the rigs in its drilling fleet. Based on the results of the study, effective January 1, 1999, the Company increased the estimated useful lives of its jackups and semisubmersibles to 30 years to better reflect their estimated economic lives. Prior to the change, jackups were depreciated over 25-year lives, and semisubmersibles generally were depreciated over 20-year lives.
For the quarter ended March 31, 1999, the effect of the change was to increase net income by $5.1 million and diluted earnings per share by $0.03.

Note 3 - Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                            Three Months Ended March 31,
                                            ---------------------------
                                               1999             1998
                                            ----------       ----------
                                       ($ in millions, except per share data)
Net income (numerator):                         $ 36.8           $ 68.2

Shares (denominator):
  Shares - Basic                           173,471,107      172,592,586
  Effect of employee stock options           1,818,359        3,445,740
                                           -----------      -----------
  Shares - Diluted                         175,289,466      176,038,326
                                           ===========      ===========

Earnings per share:
  Basic                                          $0.21            $0.40
  Diluted                                        $0.21            $0.39


Note 4 - Segment and Geographic Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         1999        1998
                                                        ------      ------
                                                           (In millions)
Revenues from  external customers:
  Contract drilling                                    $ 157.0     $ 176.5
  Drilling management services                            70.2        97.4
  Oil and gas                                               .8         1.2
                                                       -------     -------
  Consolidated                                         $ 228.0     $ 275.1
                                                       =======     =======

Intersegment revenues:
  Contract drilling                                    $   3.0     $   5.0
  Drilling management services                             1.9          .6
  Intersegment eliminations                               (4.9)       (5.6)
                                                       -------     -------
  Consolidated                                         $     -     $     -
                                                       =======     =======

Total revenues
  Contract drilling                                    $ 160.0     $ 181.5
  Drilling management services                            72.1        98.0
  Oil and gas                                               .8         1.2
  Intersegment eliminations                               (4.9)       (5.6)
                                                       -------     -------
  Consolidated                                         $ 228.0     $ 275.1
                                                       =======     =======

Operating income:
  Contract drilling                                    $  63.9     $  96.1
  Drilling management services                            (2.6)         .1
  Oil and gas                                              (.2)         .3
  Corporate                                               (6.3)       (5.8)
                                                       -------     -------
  Consolidated                                         $  54.8     $  90.7
                                                       =======     =======

A reconciliation of segment operating income to consolidated income before income taxes follows:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1999        1998
                                                         ------      ------
                                                            (In millions)
  Total segment operating income                         $ 61.1      $ 96.5
  Corporate general and administrative expenses            (5.9)       (5.4)
  Corporate depreciation, depletion, and amortization       (.4)        (.4)
                                                         ------      ------
    Consolidated operating income                          54.8        90.7
  Interest expense                                        (13.4)       (8.4)
  Interest capitalized                                      4.1         5.2
  Interest income                                            .8          .9
                                                         ------      ------
    Income before income taxes                           $ 46.3      $ 88.4
                                                         ======      ======

Note 5 - Contingencies

The Company is seeking to resolve a dispute with Sedco Forex Offshore ("Sedco") with respect to a bareboat charter agreement for the drilling rig, Glomar Grand Banks. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in July 1997. At issue are the date of termination of the charter, the condition of the rig upon its return to the Company, and Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings in London in December 1997, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig was in the shipyard for repairs prior to its return to work for another customer. Sedco completed using the rig for drilling on May 5, 1998, at which time the rig entered a shipyard to undergo the repairs at issue. The Company completed the repairs on October 30, 1998, and mobilized the rig to the east coast of Canada, where it has been operating for another customer since December. The arbitration hearing in London with regard to the outstanding issues has been delayed until no earlier than the first quarter of 2000. The Company has recorded a noncurrent receivable from Sedco in the amount of $53.7 million at March 31, 1999, consisting of $30.5 million of costs incurred in connection with rig repairs for which the Company contends Sedco is responsible and $23.2 million of dayrate revenue recognized in 1998; however, the Company expects the total claim against Sedco to exceed these amounts.

The Company is involved in various lawsuits resulting from personal injury and property damage. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Summary

Operating income decreased by $35.9 million to $54.8 million for the first quarter of 1999 from $90.7 million for the first quarter of 1998, and net income declined by $31.4 million to $36.8 million from $68.2 million. The declines were attributable to decreases in average rig utilization and dayrates for contract drilling and the fixed costs of rigs retained by the Company under term contracts for drilling management services operations. The declines were partly offset by the addition of three deep-water rigs to the contract drilling fleet since February 1998.

Data relating to the Company's operations by business segment follows:

                                           Three Months Ended
                                                March 31,
                                           ------------------    Increase
                                            1999        1998    (Decrease)
                                           ------      ------    --------
                                             ($ in millions)
Revenues:
  Contract drilling                        $160.0      $181.5      (12%)
  Drilling management                        72.1        98.0      (26%)
  Oil and gas                                  .8         1.2      (33%)
  Less: Intersegment revenues                (4.9)       (5.6)     (13%)
                                           ------      ------
                                           $228.0      $275.1      (17%)
                                           ======      ======

Operating income:
  Contract drilling                        $ 63.9      $ 96.1      (34%)
  Drilling management                        (2.6)         .1        na
  Oil and gas                                 (.2)         .3        na
  Corporate expenses                         (6.3)       (5.8)       9%
                                           ------      ------
                                           $ 54.8      $ 90.7      (40%)
                                           ======      ======

The weakness in oil prices throughout 1998 caused most oil and gas producers to substantially reduce their 1999 drilling budgets as compared to 1998 levels. Since year-end 1998, utilization rates for offshore drilling rigs in all major worldwide markets have continued to fall, and spot market dayrates for most U.S. Gulf of Mexico jackups have fallen to near cash break-even levels or below. Spot market dayrates for most deep-water rigs in the U.S. Gulf of Mexico, as well as all rig types operating outside of the U.S. Gulf of Mexico, have also fallen but have generally not reached the level of cash operating costs. In the first quarter of 1999, approximately two-thirds of the cash contribution from the Company's contract drilling fleet was derived from its eight deep-water rigs, seven of which were operating under previously signed contracts at dayrates higher than current market rates. Among the Company's eight deep-water rigs, two become available in August 1999, one becomes available in December 1999, two become available in late 2000, and one becomes available in each of 2001, 2002, and 2003. The Company currently has five rigs which are idled with no immediate plans for work ("cold-stacked"), and it is possible that the number of cold-stacked rigs could increase from current levels. Given the current level of dayrates and utilization, the Company anticipates lower operating income and cash flow in each of the remaining three quarters of 1999 as compared to the first quarter of 1999.
In order for dayrates to
improve, the Company believes that industry utilization will need to improve significantly from current levels. Since January 1999, the prices of oil and gas have risen in response to actual and planned OPEC production cuts. However, the increases in prices have not resulted in any improvements in drilling demand to date, and it is not clear if the planned production cuts will be realized or sustained. If oil and gas prices continue to show strength, the Company is optimistic that drilling demand and, possibly, dayrates for rigs operating in the U.S. Gulf of Mexico could begin to improve by 2000.

At March 31, 1999, the Company had $1.2 billion of contract drilling backlog expected to be realized as follows: $298 million during the remainder of 1999, $377 million in 2000, and $526 million in 2001 through 2003. Contract drilling backlog at December 31, 1998 was $1.3 billion.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                               Three Months Ended
                                                    March 31,
                                               ------------------    Increase
                                                1999        1998    (Decrease)
                                               ------      ------    --------
Contract drilling revenues by area
 (in millions): (1)
    Gulf of Mexico                            $  56.3     $  71.5      (21%)
    North Sea                                    43.5        33.5       30%
    West Africa                                  27.3        59.5      (54%)
    Other                                        32.9        17.0       94%
                                              -------      ------
                                              $ 160.0     $ 181.5      (12%)
                                              =======     =======

Average rig utilization (2)                       85%         99%
Fleet average dayrate                         $66,700     $69,800

______________
(1)  Includes revenues earned from affiliates.
(2)  Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations, and rigs during the periods they were being converted to drilling operations from other uses.


Of the $21.5 million decrease in contract drilling revenues for the first quarter of 1999 as compared with the comparable quarter of 1998, $24.9 million was attributable to a decrease in average rig utilization, $24.8 million was attributable to a decrease in average dayrates, and $1.8 million was attributable to a decrease in non-dayrate revenues. These decreases were partially offset by a $30.0 million increase attributable to the addition of three deep-water rigs since February 1998.

The Company experienced lower rig utilization in the first quarter of 1999 as compared with the comparable quarter of 1998 in each of its geographic markets. In the first quarter of 1999, the Company averaged 97 percent utilization for its rigs in the U.S. Gulf of Mexico, 95 percent in the North Sea, and 54 percent in West Africa. This compares with first quarter 1998 utilization of Company rigs of 100 percent in both the U.S. Gulf of Mexico and North Sea and 98 percent in West Africa.

The mobilization of rigs between the geographic areas shown in the above table also affected each area's revenues over the periods indicated. Specifically, the Company mobilized one jackup from the U.S. Gulf of Mexico to the North Sea in May 1998, one jackup from California to the North Sea in July 1998, and one semisubmersible from the North Sea to the east coast of Canada in November 1998.

In December 1998, the Company conducted an evaluation of the service lives of the rigs in its drilling fleet. Based on the results of the study, effective January 1, 1999, the Company increased the estimated useful lives of its jackups and semisubmersibles to 30 years to better reflect their estimated economic lives. Prior to the change, jackups were depreciated over 25-year lives, and semisubmersibles generally were depreciated over 20-year lives.
For the quarter ended March 31, 1999, the effect of the change was to decrease depreciation expense by $6.4 million.

The Company's operating profit margin for contract drilling operations decreased to 40 percent for the first quarter of 1999 from 53 percent in the first quarter of 1998 as a result of lower average rig utilization and dayrates, partly offset by higher margins on three deep-water rigs added to the drilling fleet in 1998 and by the favorable effect on depreciation expense of the increase in estimated rig service lives. Contract drilling operating expenses increased by $10.7 million due to the operating costs of the three rigs added to the fleet, partly offset by lower expenses due to cold-stacked rigs and lower depreciation resulting from the increase in rig lives.

As of May 7, 1999, eleven of the Company's rigs were located in the U.S. Gulf of Mexico, nine were offshore West Africa, six were in the North Sea, and one was offshore each of Argentina, Trinidad, Canada, and Peru. In addition, at May 7 the Glomar Explorer drillship was mobilizing to West Africa from the U.S. Gulf of Mexico under an existing five-year contract which commenced in August 1998. At May 7, 1999, seven of the Company's thirty-one active rigs were without contracts or other commitments.

Drilling Management Services

Drilling management services revenues decreased by $25.9 million to $72.1 million in the first quarter of 1999 from $98.0 million in the first quarter of 1998, and operating income decreased by $2.7 million to a loss of $2.6 million in the first quarter of 1999 from income of $0.1 million in the first quarter of 1998. The decrease in revenues consisted of a $13.9 million decrease attributable to a reduction in the number of turnkey wells completed to 18 in the first quarter of 1999 from 23 in the first quarter of 1998, a $7.6 million decrease attributable to lower average turnkey revenues per well, and a $4.4 million decrease attributable to daywork and other revenues.

The drilling management services operating loss in the first quarter of 1999 was primarily due to the fixed cost of rigs under contract to the Company. Early in the first quarter of 1999, the Company was paying for the use of nine rigs under term contracts signed in late 1997 and early 1998 at rates above current-market rates. The incremental costs of these rigs above what they would have cost if contracted as needed on the spot market was $8.5 million for the quarter ended March 31, 1999. In addition, in the first quarter of 1999, the Company recognized $0.8 million of estimated losses on turnkey wells that were expected to be completed during the second quarter at a loss. In the first quarter of 1998, the incremental costs of rigs under term contracts at above then-current market rates was $4.5 million, and reserves for anticipated future loss wells totaled $3.5 million. The Company has recorded its known turnkey loss wells as of March 31, 1999; nevertheless, the Company estimates the effect on second quarter operating results of the cost of rigs under term contracts at rates above the spot market will be approximately $2.5 million. By February 28, 1999, the Company had substantially reduced its obligations related to rigs contracted at above-market rates, and it expects to have fulfilled substantially all such obligations by the end of the second quarter of 1999. Currently, the Company is contracting rigs as needed on a well-by-well basis.

Drilling management operating results for the first quarter of 1999 were favorably affected by downward revisions to estimates of the costs of wells completed in prior periods in the amount of $1.4 million compared to $4.3 million for the comparable quarter of 1998.

Other Income and Expense

General and administrative expenses increased to $5.9 million in the first quarter of 1999 from $5.4 million in the first quarter of 1998. The increase was due to increases in professional fees, partly offset by lower compensation expense of a stock-based compensation plan, which costs were based on Company performance and the market price of the Company's common stock.

Interest expense increased to $13.4 million in the first quarter of 1999 from $8.4 million in the first quarter of 1998 primarily due to higher debt incurred to finance the construction of rigs.

The Company capitalized $4.1 million of interest expense for the first quarter of 1999 as compared to $5.2 million for the comparable quarter of 1998, a decrease of $1.1 million. The decrease was due to the completion of conversion of the Glomar Celtic Sea, which entered service in the first quarter of 1998, and the Glomar Explorer, which entered service in the third quarter of 1998, partially offset by interest capitalized on the two new-builds, the Glomar C.R. Luigs and the Glomar Jack Ryan.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two ultra deep-water drillship construction projects, the Glomar C.R. Luigs and the Glomar Jack Ryan, are currently on budget. Total projected net cash outlays in connection with the construction of the drillships is expected to be $608 million. The Company expects to spend $374 million, including $31 million of capitalized interest, during 1999 and early 2000 to complete construction of the rigs. The Glomar C.R. Luigs is scheduled to be delivered in the fourth quarter of 1999, and the Glomar Jack Ryan is scheduled to be delivered in the first quarter of 2000. Both rigs are committed to multi-year contracts on delivery.

For the three months ended March 31, 1999, $92.3 million of cash flow was provided by operating activities, $0.3 million was provided from sales of properties and equipment, and $0.2 million was provided from exercises of employee stock options. From these amounts, plus available cash, $98.6 million was used for capital expenditures.

For the three months ended March 31, 1998, $35.8 million of cash flow was provided by operating activities, $265.0 million was provided from net borrowings under the Company's bank revolving credit facilities, $2.0 million was provided from sales of properties and equipment, and $1.4 million was provided from exercises of employee stock options. From these amounts, plus available cash, $320.4 million was used for capital expenditures.

Capital expenditures for the full year 1999 are anticipated to be $399 million, including $153 million for construction of the Glomar C.R. Luigs, $162 million for construction of the Glomar Jack Ryan, $51 million for improvements to the remainder of the drilling fleet, $27 million for capitalized interest, and $6 million for other expenditures.

As of March 31, 1999, the Company had $51.1 million in cash and cash equivalents and $235.0 million available for borrowings under the Company's bank revolving credit facilities. As of December 31, 1998, the Company had $56.9 million in cash and cash equivalents.

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

The Company's goal is to have substantially all of its critical Business Systems functioning properly with respect to the Year 2000 problem by June 30, 1999, and to develop by June 30, 1999, contingency plans for use in the event of disruptions caused by the Year 2000 problem. In order to meet these goals, the Company has established a task force of key employees and outside professional consultants to identify, repair, and replace, if necessary, significant Business Systems that have Year 2000 problems. These overall goals and objectives are referred to as the "Year 2000 Project Plan."

The Year 2000 Project Plan has been divided into various subprojects and phases. The six subprojects include: Information Technology, Rigs, Supplier/Customer/Shareholder Relations, Telecommunications, Facilities, and Employee Benefit Plans. These six subprojects are in various stages of completion. The Company has identified the Information Technology and Rigs subprojects as the most critical, based on the possibility of business disruptions as a result of any Year 2000 failures in these areas. The Company has made significant progress with its Year 2000 project and estimates that it is more than three-fourths complete. The Company estimates that it will be substantially complete with the Year 2000 Project Plan by June 30, 1999.

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

Rigs. The Company is in the process of inventorying each drilling rig's critical Business Systems. This inventory is in the process of being fully developed and evaluated, and a compilation of written documentation regarding Year 2000 readiness is underway. On-site surveys are being conducted on each rig type by an independent consultant. Due to the identical nature of the equipment on board rigs within a particular rig type, the Company selected 14 of its 31 rigs to be surveyed. The Company believes these

14 rigs represent all of the rigs in the fleet. As of May 7, the Company had completed surveys on 13 rigs with minimal remediation required. The final survey is expected to be completed by June 1, 1999. The Glomar C.R. Luigs and Glomar Jack Ryan, the Company's new-build, deep-water drillships, will be assessed and tested during the commissioning of the vessels. Contingency planning is being conducted in conjunction with assessment.
The Company estimates both contingency planning and assessment will be completed by June 30, 1999.

As a company that provides offshore drilling rigs, the Company routinely faces the possibility of a catastrophic event affecting its rigs. A Year
2000 failure could produce such an event, which is the reason the Company has developed a specific subproject that focuses exclusively on analyzing, remediating, testing, and contingency planning for possible Year 2000 disruptions aboard its rigs. The Company's present analysis of its most reasonably likely worst-case scenario for Year 2000 disruptions involves potential downtime on its semisubmersibles and deep-water drillships under long-term contract, consisting of its recent conversions, the Glomar
Explorer and Glomar Celtic Sea, the two new-build, deep-water drillships, the Glomar C.R. Luigs and Glomar Jack Ryan, and the Glomar Grand Banks and Glomar Arctic I. A Year 2000 failure of critical hardware or software needed for proper functioning of these vessels could lead to downtime, which if lengthy, could materially impact the Company's financial condition. The Arctic class of rigs has been assessed, and no remediation has been required. The third-party surveys of the Glomar Grand Banks, the Glomar Explorer, and Glomar Celtic Sea were completed in April 1999. The Company is in the process of evaluating the results of the surveys, and minimal remediation is expected on these rigs. Certain critical hardware and software aboard the Glomar Explorer and Glomar Celtic Sea were tested for Year 2000 readiness during the commissioning of the vessels. The Glomar C.R. Luigs and Glomar Jack Ryan will be assessed and tested for Year 2000 readiness during the commissioning of the vessels. In addition, many of the critical systems on board these vessels are redundant, so that a failure of one system due to Year 2000 disruptions will not prevent a vessel from operating. The Company's contingency plan will consider any significant failure related to the most reasonably likely worst-case scenario and will factor in severity and duration of the impact of such a scenario. From this analysis, a Year 2000 contingency plan will be developed to mitigate those risks.

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

Telecommunications. The Company has compiled a list of its inventory of telecommunications hardware and software and has contacted vendors and service providers to determine the Year 2000 readiness of their products. The subproject was completed in April 1999, and no significant remediation was required, so we believe Telecommunications to be Year 2000 ready.

Facilities. The Company is conducting evaluations of computer-controlled components within the Company's main offices in the United States and Europe. In addition, the Company is evaluating the Year 2000 readiness information of its landlords for its main offices. The Company estimates the assessment phase will be completed by June 30, 1999.

Employee Benefit Plans. The Company has confirmed the Year 2000 readiness of its internal systems that interface with its Employee Benefit Plans, as well as the readiness of its third-party service providers. Testing of the Company's system interfaces with its service providers is complete.

The Company expects its projected costs for outside consultants for the Year 2000 Project Plan to be approximately $0.8 million, of which $0.6 million has been incurred as of May 7, 1999. Such costs are exclusive of certain software corrections or upgrades that are generally made in the normal course of business and are exclusive of the information system upgrade in 1995, which was unrelated to the Year 2000 issue. Although the Company presently expects future costs related to the Year 2000 issue to be immaterial with respect to the Company's results of operations, cash flow, and financial position, total costs will be influenced by the Company's ability to successfully identify, repair, and/or replace the Business Systems that are critical to its business operations. The Company will be unable to estimate its future costs until it has significantly completed the assessment, remediation, and testing phases of the Year 2000 Project Plan, which are expected to be substantially completed by June 30, 1999. The Company does not separately track the internal costs of its Year 2000 Project Plan. Such costs are primarily related to payroll costs of the Company's information technology group. Costs related to the Year 2000 issue are funded from the Company's operating cash flows.

Contingency planning for each subproject has been incorporated into the Company's Year 2000 Project Plan and is expected to be substantially completed by June 30, 1999. The Company has engaged external consultants to develop contingency plans for Business Systems and certain processes that are highly critical to its business operations. The contingency plans will encompass alternative courses of action, with limited reliance on computer software and hardware, in the event that Business Systems or processes are not Year 2000 ready. The contingency plans are expected to be substantially completed by June 30, 1999 with continual updating expected through December 31, 1999.

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

FORWARD-LOOKING STATEMENTS

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our expectations for future Company performance; our expectation regarding the amount of our total claim against Sedco; our opinion that the resolution of various lawsuits will not have a material adverse effect on our results of operations, financial position, or cash flows; our projections regarding the dates our eight deep-water rigs will become available; the possibility that the number of cold-stacked rigs could increase from current levels; our anticipation of lower operating income and cash flow in each of the remaining three quarters of 1999 as compared to the first quarter of 1999; our belief that dayrate improvement will require a significant improvement in industry utilization from current levels; our optimism that drilling demand and, possibly, dayrates for rigs in the U.S. Gulf of Mexico could begin to improve by 2000 if oil and gas prices continue to show strength; our expectations regarding the amounts of contract drilling backlog that will be realized each year through 2003; our estimate of the effect on second quarter operating results of the cost of rigs under term contracts at rates above the spot market and our expectation that by the end of the second quarter of 1999 we will have fulfilled substantially all of our obligations related to such rigs; our projected net cash outlays in connection with our two drillships currently under construction, our estimated expenditures during 1999 and 2000 in connection with the two drillships, and the two drillships' scheduled delivery dates; our estimated capital expenditures for the full-year 1999; our belief in our ability to meet our current obligations; our estimated completion dates for our Year 2000 Project Plan and its various phases, as well as the project's estimated costs and projected effectiveness; and other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to, changes in the markets for oil and gas and for offshore drilling services, including changes in demand for our services which may result from changes in oil and gas operators' drilling programs due to factors such as changing oil and gas prices; the uncertainties inherent in resolving disputed matters through negotiation, arbitration, litigation, or other means; uncertainties regarding the plans of our competitors, particularly with regard to changes in the composition of their rig fleets and the marketing of their rigs; other competitive and technological changes that affect our ability to market our services competitively and cost effectively; the risks of operating in international markets, including changes in political, economic, trade, and regulatory climates; the operational risks and uncertainties inherent in offshore oil and gas drilling, particularly on a turnkey basis; unanticipated costs or delays in our drillship construction projects due to things such as price inflation, design and engineering problems, regulatory requirements, and labor difficulties; the risks discussed above in our Year 2000 Readiness Disclosure; and such other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

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


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1 Form of Performance Stock Memorandum dated March 12, 1999, regarding conditional opportunity to acquire Company stock granted to eight executive officers, respectively.

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

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GLOBAL MARINE INC.
                                (Registrant)

Dated:  May 13, 1999       /s/ Thomas R. Johnson
                           ---------------------------------------
                           Thomas R. Johnson
                           Vice President and Corporate Controller
                           (Duly Authorized Officer and Principal
                           Accounting Officer of the Registrant)