Form 10-Q
period 1999-06-30
GLOBAL MARINE INC
filed 1999-08-13
CIK 41850

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1999

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

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of July 31, 1999 was 174,184,901.

(PAGE)


                              GLOBAL MARINE INC.

                         TABLE OF CONTENTS TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999


                                                                    Page

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Report of Independent Accountants                                2

      Condensed Consolidated Statement of Income for the
         Three and Six Months Ended June 30, 1999 and 1998             3

      Condensed Consolidated Balance Sheet as of June 30, 1999
         and December 31, 1998                                         4

      Condensed Consolidated Statement of Cash Flows for the
         Six Months Ended June 30, 1999 and 1998                       6

      Notes to Condensed Consolidated Financial Statements             7

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             11

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                               20


PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders       20

   Item 6.  Exhibits and Reports on Form 8-K                          21


SIGNATURE                                                             22

(PAGE)


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of June 30, 1999, the related condensed consolidated statements of income for the three and six-month periods ended June 30, 1999 and 1998, and the consolidated statement of cash flows for the six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Houston, Texas
August 10, 1999

(PAGE)

                        GLOBAL MARINE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In millions, except per share amounts)

                                      Three Months Ended   Six Months Ended
                                           June 30,             June 30,
                                      ------------------   ----------------
                                       1999        1998     1999      1998
                                      ------      ------   ------    ------
Revenues:
  Contract drilling                   $140.7      $196.7   $297.7    $373.2
  Drilling management                   53.4       158.2    123.6     255.6
  Oil and gas                            1.6         1.1      2.4       2.3
                                      ------      ------   ------    ------
    Total revenues                     195.7       356.0    423.7     631.1

Expenses:
  Contract drilling                     69.4        66.2    142.1     126.9
  Drilling management                   52.7       157.1    125.4     254.3
  Oil and gas                             .8          .5      1.3       1.0
  Depreciation, depletion,
    and amortization                    21.9        25.9     43.3      46.5
  General and administrative             6.0         5.0     11.9      10.4
                                      ------      ------   ------    ------
    Total operating expenses           150.8       254.7    324.0     439.1
                                      ------      ------   ------    ------
    Operating income                    44.9       101.3     99.7     192.0

Other income (expense):
  Interest expense                     (13.6)      (12.0)   (27.0)    (20.4)
  Interest capitalized                   5.9         5.0     10.0      10.2
  Interest income                         .7         1.0      1.5       1.9
                                      ------      ------   ------    ------
    Total other income (expense)        (7.0)       (6.0)   (15.5)     (8.3)
                                      ------      ------   ------    ------
    Income before income taxes          37.9        95.3     84.2     183.7

Provision for income taxes:
  Current tax provision (benefit)       (2.4)        6.5      (.4)     11.6
  Deferred tax provision                12.1        15.4     19.6      30.5
                                      ------      ------   ------    ------
    Total provision for income taxes     9.7        21.9     19.2      42.1
                                      ------      ------   ------    ------
Net income                            $ 28.2      $ 73.4   $ 65.0    $141.6
                                      ======      ======   ======    ======

Earnings per share:
  Basic                               $ 0.16      $ 0.42   $ 0.37    $ 0.82
  Diluted                             $ 0.16      $ 0.42   $ 0.37    $ 0.80


           See notes to condensed consolidated financial statements.

(PAGE)

                         GLOBAL MARINE INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                  ($ in millions)

                                       ASSETS

                                                     June 30,     December 31,
                                                       1999           1998
                                                     -------      -----------
Current assets:
  Cash and cash equivalents                         $   19.1       $   56.9
  Accounts receivable, net of allowances               121.5          163.0
  Costs incurred on turnkey drilling
    contracts in progress                               12.4            6.6
  Future income tax benefits                               -           20.0
  Prepaid expenses                                       9.0           15.6
  Other current assets                                   7.6            7.3
                                                    --------       --------
       Total current assets                            169.6          269.4

Properties and equipment:
  Rigs and drilling equipment, less accumulated
    depreciation of $411.1 at June 30, 1999 and
    $371.9 at December 31, 1998                      1,246.2        1,262.6
  Construction in progress                             387.2          236.8
  Oil and gas properties, full cost method, less
    accumulated depreciation, depletion, and
    amortization of $25.5 at June 30, 1999 and
    $24.3 at December 31, 1998                          15.4           12.7
                                                    --------       --------
       Net properties and equipment                  1,648.8        1,512.1

Future income tax benefits                              92.7           89.8
Other assets                                            93.4          100.3
                                                    --------       --------
       Total assets                                 $2,004.5       $1,971.6
                                                    ========       ========

             See notes to condensed consolidated financial statements.

(PAGE)


                        GLOBAL MARINE INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                   ($ in millions)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,   December 31,
                                                          1999        1998
                                                        -------    -----------
Current liabilities:
  Accounts payable                                     $   75.1      $   99.0
  Accrued compensation and related employee costs          17.6          22.5
  Accrued income taxes                                      4.2          12.2
  Accrued interest                                          9.4           9.3
  Other accrued liabilities                                11.1           9.4
                                                       --------      --------
      Total current liabilities                           117.4         152.4

Long-term debt                                            740.7         750.7
Capital lease obligation                                   18.5          17.7
Other long-term liabilities                                17.9          10.4

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million
    shares authorized, no shares issued or
    outstanding                                               -             -
  Common stock, $0.10 par value, 300 million shares
    authorized, 174,144,996 shares and 173,368,384
    shares issued and outstanding at June 30, 1999
    and December 31, 1998, respectively                    17.4          17.3
  Additional paid-in capital                              326.0         321.5
  Retained earnings                                       766.6         701.6
                                                       --------      --------
      Total shareholders' equity                        1,110.0       1,040.4
                                                       --------      --------
        Total liabilities and shareholders' equity     $2,004.5      $1,971.6
                                                       ========      ========

             See notes to condensed consolidated financial statements.

(PAGE)

                        GLOBAL MARINE INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In millions)

                                                             Six Months Ended
                                                                  June 30,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Cash flows from operating activities:
  Net income                                                $  65.0   $ 141.6
  Adjustments to reconcile net income to net cash
    flow provided by operating activities:
      Depreciation, depletion, and amortization                43.3      46.5
      Deferred income taxes                                    19.6      30.5
      Decrease (increase) in accounts receivable               40.4     (55.5)
      (Increase) decrease in costs incurred on
        turnkey drilling contracts in progress                 (5.8)      1.2
      Decrease (increase) in other current assets               6.6       (.8)
      Decrease in noncurrent receivables                        3.4       1.4
      Decrease in accounts payable                            (23.9)    (22.9)
      Increase in accrued interest                                -       2.8
      Decrease in other accrued liabilities                   (10.6)    (18.4)
      Other, net                                               11.0        .3
                                                            -------   -------
        Net cash flow provided by operating activities        149.0     126.7

Cash flows from investing activities:
  Capital expenditures                                       (180.3)   (426.6)
  Proceeds from sales of properties and equipment               2.1       2.8
  Other                                                         (.3)        -
                                                            -------   -------
     Net cash flow used in investing activities              (178.5)   (423.8)

Cash flows from financing activities:
  Increases in long-term debt                                  70.0     496.0
  Reductions of long-term debt                                (80.0)   (240.0)
  Proceeds from exercises of employee stock options             1.7       3.8
  Other                                                           -      (3.0)
                                                            -------   -------
     Net cash flow (used in) provided by financing
       activities                                              (8.3)    256.8
                                                            -------   -------

Decrease in cash and cash equivalents                         (37.8)    (40.3)
Cash and cash equivalents at beginning of period               56.9      78.9
                                                            -------   -------
Cash and cash equivalents at end of period                  $  19.1   $  38.6
                                                            =======   =======


             See notes to condensed consolidated financial statements.

(PAGE)


                         GLOBAL MARINE INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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


Note 2 - Change in Rig Service Lives

In December 1998, the Company conducted an evaluation of the service lives of the rigs in its drilling fleet. Based on the results of the evaluation, effective January 1, 1999, the Company increased the estimated useful lives of its jackups and semisubmersibles to 30 years to better reflect their estimated economic lives. Prior to the change, jackups were depreciated over 25-year lives, and semisubmersibles generally were depreciated over 20-year lives. For the quarter ended June 30, 1999, the effect of the change was to increase net income by $4.8 million and diluted earnings per share by $0.03. For the six months ended June 30, 1999, the effect of the change was to increase net income by $10.0 million and diluted earnings per share by $0.06.

(PAGE)

Note 3 - Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                         Three Months Ended June 30,   Six Months Ended June 30,
                         --------------------------    ------------------------
                            1999            1998          1999          1998
                         ----------      ----------    -----------   ----------
                                    ($ in millions, except per share data)

Net income (numerator):       $28.2           $73.4          $65.0       $141.6
                              =====           =====          =====       ======

Shares (denominator):
  Shares - Basic        173,836,006      172,948,809   173,653,556  172,770,698
  Effect of employee
    stock options         3,029,590        3,143,854     2,423,975    3,294,797
                        -----------      -----------   -----------  -----------
  Shares - Diluted      176,865,596      176,092,663   176,077,531  176,065,495
                        ===========      ===========   ===========  ===========

Earnings per share:
  Basic                       $0.16            $0.42         $0.37        $0.82
  Diluted                     $0.16            $0.42         $0.37        $0.80


(PAGE)


Note 4 - Segment and Geographic Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                         ------------------   ----------------
                                          1999        1998     1999      1998
                                         ------      ------   ------    ------
                                                      (In millions)
Revenues from  external customers:
  Contract drilling                      $140.7      $196.7   $297.7    $373.2
  Drilling management services             53.4       158.2    123.6     255.6
  Oil and gas                               1.6         1.1      2.4       2.3
                                         ------      ------   ------    ------
  Consolidated                           $195.7      $356.0   $423.7    $631.1
                                         ======      ======   ======    ======

Intersegment revenues:
  Contract drilling                      $   .9      $  6.0   $  3.9    $ 11.0
  Drilling management services              3.0         3.1      4.9       3.7
  Intersegment eliminations                (3.9)       (9.1)    (8.8)    (14.7)
                                         ------      ------   ------    ------
  Consolidated                           $    -      $    -   $    -    $    -
                                         ======      ======   ======    ======

Total revenues:
  Contract drilling                      $141.6      $202.7   $301.6    $384.2
  Drilling management services             56.4       161.3    128.5     259.3
  Oil and gas                               1.6         1.1      2.4       2.3
  Intersegment eliminations                (3.9)       (9.1)    (8.8)    (14.7)
                                         ------      ------   ------    ------
  Consolidated                           $195.7      $356.0   $423.7    $631.1
                                         ======      ======   ======    ======

Operating income:
  Contract drilling                      $ 50.5      $105.5   $114.4    $201.6
  Drilling management services               .7         1.0     (1.9)      1.1
  Oil and gas                                .1          .2      (.1)       .5
  Corporate                                (6.4)       (5.4)   (12.7)    (11.2)
                                         ------      ------   ------    ------
  Consolidated                           $ 44.9      $101.3   $ 99.7    $192.0
                                         ======      ======   ======    ======

(PAGE)


A reconciliation of segment operating income to consolidated income before income taxes follows:

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------   ----------------
                                           1999        1998     1999      1998
                                          ------      ------   ------    ------
                                                       (In millions)
   Total segment operating income         $ 51.3      $106.7   $112.4    $203.2
   Corporate general and administrative
     expenses                               (6.0)       (5.0)   (11.9)    (10.4)
   Corporate depreciation, depletion,
     and amortization                        (.4)        (.4)     (.8)      (.8)
                                          ------      ------   ------    ------
     Consolidated operating income          44.9       101.3     99.7     192.0
   Interest expense                        (13.6)      (12.0)   (27.0)    (20.4)
   Interest capitalized                      5.9         5.0     10.0      10.2
   Interest income                            .7         1.0      1.5       1.9
                                          ------      ------   ------    ------
     Income before income taxes           $ 37.9      $ 95.3   $ 84.2    $183.7
                                          ======      ======   ======    ======

Note 5 - Contingencies

The Company is seeking to resolve a dispute with Sedco Forex Offshore ("Sedco") with respect to a bareboat charter agreement for the drilling rig, Glomar Grand Banks. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in July 1997. At issue are the date of termination of the charter, the condition of the rig upon its return to the Company, and Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings in London in December 1997, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig was in the shipyard for repairs prior to its return to work for another customer. Sedco completed using the rig for drilling on May 5, 1998, at which time the rig entered a shipyard to undergo the repairs at issue. The Company completed the repairs on October 30, 1998, and mobilized the rig to the east coast of Canada, where it has been operating for another customer since December 1998. The arbitration hearing in London with regard to the outstanding issues has been delayed until no earlier than the first quarter of 2000. The Company has recorded a noncurrent receivable from Sedco in the amount of $54.6 million at June 30, 1999, consisting of $31.4 million of costs incurred in connection with rig repairs for which the Company contends Sedco is responsible and $23.2 million of dayrate revenue recognized in 1998; however, the Company expects the total claim against Sedco to exceed these amounts.

The Company is involved in various lawsuits resulting from personal injury and property damage. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

(PAGE)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Summary

Operating income decreased by $56.4 million to $44.9 million for the second quarter of 1999 from $101.3 million for the second quarter of 1998. Operating income decreased by $92.3 million to $99.7 million for the six months ended June 30, 1999 from $192.0 million for the six months ended June 30, 1998. The declines were primarily attributable to decreases in average dayrates and rig utilization for contract drilling. The declines were partly offset by the addition of three deep-water rigs to the contract drilling fleet since February 1998 and lower depreciation resulting from the increase in estimated rig service lives.

Data relating to the Company's operations by business segment follows:

                        Three Months Ended June 30,   Six Months Ended June 30,
                        --------------------------   --------------------------
                                        % Increase                   % Increase
                         1999    1998   (Decrease)    1999    1998   (Decrease)
                        ------  ------  ----------   ------  ------  ----------
                                           ($ in millions)
Revenues:
  Contract drilling     $141.6  $202.7     (30%)     $301.6  $384.2     (21%)
  Drilling management     56.4   161.3     (65%)      128.5   259.3     (50%)
  Oil and gas              1.6     1.1      45%         2.4     2.3       4%
  Less: Intersegment
    revenues              (3.9)   (9.1)    (57%)       (8.8)  (14.7)    (40%)
                        ------  ------               ------  ------
                        $195.7  $356.0     (45%)     $423.7  $631.1     (33%)
                        ======  ======               ======  ======

Operating income:
  Contract drilling     $ 50.5  $105.5     (52%)     $114.4  $201.6     (43%)
  Drilling management       .7     1.0     (30%)       (1.9)    1.1       na
  Oil and gas               .1      .2     (50%)        (.1)     .5       na
  Corporate expenses      (6.4)   (5.4)     19%       (12.7)  (11.2)     13%
                        ------  ------               ------  ------
                        $ 44.9  $101.3     (56%)     $ 99.7  $192.0     (48%)
                        ======  ======               ======  ======

The weakness in oil prices throughout 1998 caused most oil and gas producers to substantially reduce their 1999 drilling budgets as compared to 1998 levels. Since year-end 1998, industry utilization rates for offshore drilling rigs in all major worldwide markets have fallen from prior-year levels, and spot market dayrates for most rig types in most geographic markets have fallen to near cash break-even levels. As of August 9, 1999, seven of the Company's eight deep-water rigs were operating under older contracts at dayrates higher than current market rates. One of these rigs completes its current contract in late August 1999, one becomes available in December 1999, two become available in late 2000, and one becomes available in each of 2001, 2002, and 2003. At August 9, 1999, the Company had a total of eight rigs that were idle, including six with no immediate plans for work ("cold-stacked"), and it is possible that the number of cold-stacked rigs could increase from current levels. Given the current level of utilization and dayrates, the Company expects earnings in the second half of 1999 to be significantly lower than its first-half earnings as rigs, particularly those on long-term contracts in the North Sea and offshore West Africa, come off contract and roll over to lower-rate contracts or become idle.

Since January 1999, oil prices have risen significantly as a result of OPEC production cuts, and natural gas prices have increased in anticipation of tighter supplies. Recently, several independent oil and gas

(PAGE)

companies have reported plans for increased drilling activity in the U.S. Gulf of Mexico in the second half of the year, apparently in response to higher gas prices and improved access to capital markets. By comparison, very few of the major oil and gas companies have indicated an intent to increase capital expenditures for the remainder of 1999. Since major oil and gas companies are responsible for most of the drilling activities in international markets, the Company expects those markets to lag the improvement it believes is occurring in the U.S. If oil and gas prices continue to show strength, the Company is optimistic that drilling demand and dayrates for rigs operating in the U.S. Gulf of Mexico could begin to improve by 2000, with international markets beginning to improve sometime thereafter.

At June 30, 1999, the Company had $1.1 billion of contract drilling backlog expected to be realized as follows: $178 million during the remainder of 1999, $377 million in 2000, and $542 million in 2001 through 2003. Contract drilling backlog at December 31, 1998 was $1.3 billion.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:


                               Three Months Ended June 30,       Six Months Ended June 30,
                             ------------------------------   ------------------------------
                                                 % Increase                       % Increase
                               1999      1998    (Decrease)     1999      1998    (Decrease)
                             --------  --------  ----------   --------  --------  ----------
Contract drilling
  revenues by area
   (in millions): (1)
      Gulf of Mexico         $  43.5    $  75.2     (42%)     $  99.8    $ 146.7     (32%)
      North Sea                 36.8       43.5     (15%)        80.3       77.0       4%
      West Africa               23.9       53.4     (55%)        51.2      112.9     (55%)
      Other                     37.4       30.6      22%         70.3       47.6      48%
                             -------    -------               -------    -------
                             $ 141.6    $ 202.7     (30%)     $ 301.6    $ 384.2     (21%)
                             =======    =======               =======    =======

Average rig utilization (2)      78%        97%                   81%        98%
Average dayrate              $63,700    $77,000               $65,300    $73,300

____________
(1)  Includes revenues earned from affiliates.
(2)  Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations, and rigs during the periods they were being converted to drilling operations from other uses.


Of the $61.1 million decrease in contract drilling revenues for the second quarter of 1999 as compared with the comparable quarter of 1998, $41.2 million was attributable to a decrease in average dayrates, and $32.3 million was attributable to a decrease in average rig utilization. These decreases were partially offset by a $13.1 million increase attributable to the addition to the fleet of the Glomar Explorer drillship in August 1998.

Of the $82.6 million decrease in contract drilling revenues for the six months ended June 30, 1999 as compared with the six months ended June 30, 1998, $69.7 million was attributable to a decrease in average dayrates, and $54.4 million was attributable to a decrease in average rig utilization. These decreases were partially offset by a $43.9 million increase attributable to the addition to the fleet of the Glomar Celtic Sea semisubmersible in February 1998, the Glomar Arctic IV semisubmersible in March 1998, and the Glomar Explorer drillship in August 1998.

(PAGE)

The Company experienced lower rig utilization in the second quarter of 1999 as compared with the comparable quarter of 1998 in most of its geographic markets. In the second quarter of 1999, the Company averaged 94 percent utilization for its rigs in the U.S. Gulf of Mexico, 92 percent in the North Sea, and 32 percent in West Africa. This compares with the Company's second quarter 1998 average rig utilization of 99 percent in the U.S. Gulf of Mexico, 92 percent in the North Sea, and 100 percent in West Africa.

For the six months ended June 30, 1999, the Company averaged 96 percent utilization for its rigs in the U.S. Gulf of Mexico, 93 percent in the North Sea, and 47 percent in West Africa. This compares with the Company's average rig utilization for the six months ended June 30, 1998 of 100 percent in the U.S. Gulf of Mexico, 95 percent in the North Sea, and 99 percent in West Africa.

The mobilization of rigs between the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. Specifically, the Company mobilized one jackup from the U.S. Gulf of Mexico to the North Sea in May 1998, one jackup from California to the North Sea in July 1998, one semisubmersible from the North Sea to the east coast of Canada in November 1998, one drillship from West Africa to offshore Peru in April 1999, and one drillship from the U.S. Gulf of Mexico to West Africa in May 1999.

In December 1998, the Company conducted an evaluation of the service lives of the rigs in its drilling fleet. Based on the results of the evaluation, effective January 1, 1999, the Company increased the estimated useful lives of its jackups and semisubmersibles to 30 years to better reflect their estimated economic lives. Prior to the change, jackups were depreciated over 25-year lives, and semisubmersibles generally were depreciated over 20-year lives. For the quarter ended June 30 1999, the effect of the change was to decrease depreciation expense by $6.5 million. For the six months ended June 30, 1999, the effect of the change was to decrease depreciation expense by $12.9 million.

The Company's operating profit margin for contract drilling operations decreased to 36 percent for the second quarter of 1999 from 52 percent in the second quarter of 1998 primarily as a result of lower average rig utilization and dayrates. Contract drilling operating expenses for the second quarter of 1999 decreased by $6.1 million due to lower expenses in connection with the Company's cold-stacked rigs and lower depreciation resulting from the increase in rig lives, partly offset by the August 1998 addition of the Glomar Explorer and higher operating costs incurred on the Glomar Grand Banks, which, prior to December 1998, was being leased from the Company under a bareboat charter. Under a bareboat charter the Company provides the customer with a rig, and the customer uses its own crews to operate the rig.

The Company's operating profit margin for contract drilling operations decreased to 38 percent for the six months ended June 30, 1999 from 52 percent for the six months ended June 30, 1998 primarily as a result of lower average rig utilization and dayrates. Contract drilling operating expenses for the six months ended June 30, 1999 increased by $4.6 million due to the operating costs of the three rigs added to the fleet in 1998 and higher costs incurred for the Glomar Grand Banks, partly offset by lower expenses due to cold-stacked rigs and lower depreciation resulting from the increase in rig lives.

As of August 9, 1999, eleven of the Company's rigs were located in the U.S. Gulf of Mexico, ten were offshore West Africa, six were in the North Sea, and one was offshore each of Argentina, Trinidad, Canada, and Peru. In September 1999, the Company plans to move two jackups to the U.S. Gulf of Mexico from West Africa. The Company will incur the cost of mobilizing these rigs, which is expected

(PAGE)

to be approximately $3.6 million. The Company has not obtained a drilling contract or other commitment for either of these rigs, but, based on current market conditions in the U.S. Gulf of Mexico, it expects to do so in the fourth quarter of 1999. At August 9, 1999, eight of the Company's thirty-one active rigs were without contracts or other commitments.

Drilling Management Services

Drilling management services revenues decreased by $104.9 million to $56.4 million in the second quarter of 1999 from $161.3 million in the second quarter of 1998, and operating income decreased $0.3 million to $0.7 million in the second quarter of 1999 from $1.0 million for the second quarter of 1998. The decrease in revenues consisted of a $67.8 million decrease attributable to lower average turnkey revenues per well, a $27.6 million decrease attributable to daywork and other revenues, and a $9.5 million decrease attributable to a reduction in the number of turnkey wells completed to 19 in the second quarter of 1999 from 23 in the second quarter of 1998.

Drilling management services revenues decreased by $130.8 million to $128.5 million for the six months ended June 30, 1999 from $259.3 million for the six months ended June 30, 1998, and operating income decreased $3.0 million to a loss of $1.9 million for the six months ended June 30, 1999 from income of $1.1 million for the six months ended June 30, 1998. The decrease in revenues consisted of a $75.9 million decrease attributable to lower average turnkey revenues per well, a $31.8 million decrease attributable to daywork and other revenues, and a $23.1 million decrease attributable to a reduction in the number of turnkey wells completed to 37 for the six months ended June 30, 1999 from 46 for the comparable prior-year period.

The declines in drilling management services operating results for the quarter and six months ended June 30, 1999 were primarily due to the unfavorable effects of the fixed costs of rigs under contract to the Company. Early in the first half of 1999, the Company was paying for the use of as many as nine rigs under term contracts signed in late 1997 and early 1998 at rates above current-market rates. The incremental costs of these rigs above what they would have cost if contracted as needed on the spot market were $3.3 million and $11.8 million for the quarter and six months ended June 30, 1999, respectively. In addition, in the second quarter of 1999, the Company recognized $1.5 million of estimated losses on turnkey wells that were expected to be completed during the third quarter of 1999 at a loss compared to none for the second quarter of 1998. In 1998, the incremental costs of rigs under term contracts at above then-current market rates were $9.8 million and $14.3 million for the second quarter and first six months, respectively. At June 30, 1999, the Company had fulfilled substantially all obligations related to rigs contracted at above-market rates. As a result, the Company estimates the effect on second-half operating results of the costs of rigs under term contracts at rates above the spot market will not be material. Currently, the Company is contracting rigs as needed on a well-by-well basis.

Drilling management operating results for the quarter and six months ended June 30, 1999 and 1998 were favorably affected by downward revisions to estimates of the costs of wells completed in prior periods. The effects of these downward revisions were to increase income by $0.3 million and $1.7 million for the three and six months ended June 30, 1999 and by $2.9 million and $7.2 million for the three and six months ended June 30, 1998.

(PAGE)

Other Income and Expense

General and administrative expenses increased to $6.0 million in the second quarter of 1999 from $5.0 million in the second quarter of 1998. General and administrative expenses increased to $11.9 million for the six months ended June 30, 1999 from $10.4 million for the six months ended June 30, 1998. The increases were due to increases in professional fees, partly offset by lower compensation expense of a stock-based compensation plan, which costs were based on Company performance and the market price of the Company's common stock.

Interest expense increased to $13.6 million in the second quarter of 1999 from $12.0 million in the second quarter of 1998. Interest expense increased to $27.0 million for the six months ended June 30, 1999 from $20.4 million for the comparable prior-year period. The increases were primarily due to higher debt incurred to finance the construction of rigs.

The Company capitalized $5.9 million of interest expense for the second quarter of 1999 as compared to $5.0 million for the second quarter of 1998, an increase of $0.9 million. The increase was due to interest capitalized on the two new-builds, the Glomar C.R. Luigs and the Glomar Jack Ryan, partially offset by the completion of conversion of the Glomar Celtic Sea, which entered service in the first quarter of 1998, and the Glomar Explorer, which entered service in the third quarter of 1998.

Interest income decreased to $0.7 million in the second quarter of 1999 from $1.0 million in the second quarter of 1998. Interest income decreased to $1.5 million for the six months ended June 30, 1999 from $1.9 million for the six months ended June 30, 1998. The decreases were primarily due to lower cash balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two ultra deep-water drillship construction projects, the Glomar C.R. Luigs and the Glomar Jack Ryan, are currently on budget. Projected net cash outlays in connection with the construction of the drillships are expected to total $607 million. The Company expects to spend $223 million, including $20 million of capitalized interest, over the remaining half of 1999 and in early 2000 to complete construction of the rigs. The Glomar C.R. Luigs is scheduled to be delivered in the fourth quarter of 1999, and the Glomar Jack Ryan is scheduled to be delivered in the first quarter of 2000. Both rigs are committed to multi-year contracts on delivery.

For the six months ended June 30, 1999, $149.0 million of cash flow was provided by operating activities, $2.1 million was provided from sales of properties and equipment, and $1.7 million was provided from exercises of employee stock options. From these amounts, plus available cash, $180.3 million was used for capital expenditures, $10.0 million was used to reduce amounts drawn under the Company's bank revolving credit facilities, net of borrowings, and $0.3 million was used to purchase marketable securities.

For the six months ended June 30, 1998, $126.7 million of cash flow was provided by operating activities, $296.0 million (after deduction for discount and underwriting fees) was provided from the issuance of $300 million of 7% Notes due 2028, and $3.8 million was provided from exercises of employee stock options. From these amounts, together with cash on hand, $426.6 million was used for capital expenditures, and $40.0 million was used to reduce amounts drawn under the Company's bank revolving credit facilities, net of borrowings.

(PAGE)

Capital expenditures for the full year 1999 are anticipated to be $399 million, including $153 million for construction of the Glomar C.R. Luigs, $163 million for construction of the Glomar Jack Ryan, $51 million for improvements to the remainder of the drilling fleet, $26 million for capitalized interest, and $6 million for other expenditures.

In August 1999 the Company initiated a commercial paper program under which debt may be issued at rates more favorable than the rates available under the Company's bank credit facilities. The sum of debt issued under the commercial paper program and borrowings under the Company's bank credit facilities is limited to the maximum amount available for borrowings under the bank credit facilities, which is $390 million.

As of June 30, 1999, the Company had $19.1 million in cash and cash equivalents and $245.0 million available for borrowings under the Company's bank revolving credit/commercial paper facilities. As of December 31, 1998, the Company had $56.9 million in cash and cash equivalents.

The Company believes it will be able to meet all of its current obligations, including capital expenditures and debt service, from its cash flow from operations, its existing bank credit/commercial paper facilities, and its cash and cash equivalents. The Company presently expects that capital expenditures for the remainder of 1999 will exceed the Company's cash flow from operating activities for the period and that amounts outstanding under the Company's bank revolving credit/commercial paper facilities will increase.

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

The Company's goal was to have substantially all of its critical Business Systems functioning properly with respect to the Year 2000 problem by June 30, 1999, and to develop by June 30, 1999, contingency plans for use in the event of disruptions caused by the Year 2000 problem. In order to meet these goals, the Company established a task force of key employees and outside professional consultants to identify, repair, and replace, if necessary, significant Business Systems that have Year 2000 problems.
These overall goals and objectives are referred to as the "Year 2000 Project Plan." The Year 2000 Project Plan has been divided into various subprojects and phases. The six subprojects include: Information Technology, Rigs, Supplier/Customer/Shareholder Relations, Telecommunications, Facilities, and Employee Benefit Plans. The Company has identified the Information Technology and Rigs subprojects as the most critical, based on the possibility of business disruptions as a result of any Year 2000 failures in these areas. As of June 30, 1999, the Company's Year 2000 Project Plan was substantially complete.

Information Technology. In 1995 the Company purchased and developed new accounting, payroll, personnel, and purchasing software as part of the migration of its computer systems from a mainframe platform to a PC-based client/server platform. The Company has tested the software to confirm that it is Year 2000 ready. The Company, as part of its normal business operations, has upgraded certain software under software maintenance agreements and has replaced its computer hardware on an as-needed basis as new technology has been developed. The Company believes its computer hardware to be substantially Year 2000 ready. Although the Company has successfully completed testing of its

(PAGE)

critical business applications, in June 1999 software vendors for two business applications notified the Company that it will need to install additional minor upgrades to each of those applications prior to the end of 1999. These installations are expected to be completed, and the systems retested for Year 2000 readiness, by the end of the third quarter of 1999.

Rigs. The Company has inventoried each drilling rig's critical Business Systems. This inventory was evaluated, and written documentation regarding the critical Business Systems' Year 2000 readiness was compiled. In addition, the Company engaged an independent consultant to conduct on-site surveys on each rig type. Due to the identical nature of the equipment on board rigs within a particular rig type, the Company selected 14 of its 31 rigs to be surveyed. The Company believes these 14 rigs represent all of the rigs in the fleet. The surveys were completed by June 30, 1999, and minimal remediation was required. Both the contingency planning and assessment phases of this subproject were completed as of June 30, 1999. The Glomar C.R. Luigs and Glomar Jack Ryan, the Company's new-build, ultra deep-water drillships, will be assessed and tested during the commissioning of the vessels. Contingency planning for the new-builds will be conducted in conjunction with assessment.

As a company that provides offshore drilling rigs, the Company routinely faces the possibility of a catastrophic event affecting its rigs. A Year 2000 failure could produce such an event, which is the reason the Company has developed a specific subproject that focuses exclusively on analyzing, remediating, testing, and contingency planning for possible Year 2000 disruptions aboard its rigs. The Company's present analysis of its most reasonably likely worst-case scenario for Year 2000 disruptions involves potential downtime on its semisubmersibles and deep-water drillships consisting of its recent conversions, the Glomar Explorer and Glomar Celtic Sea, the two new-build, deep-water drillships, the Glomar C.R. Luigs and Glomar Jack Ryan, and the Glomar Grand Banks and Glomar Arctic I, all of which are under long-term contract. A Year 2000 failure of critical hardware or software needed for proper functioning of these vessels could lead to downtime, which, if lengthy, could materially impact the Company's financial condition. The Glomar Arctic I has been assessed, and no remediation has been required. The Glomar Grand Banks, Glomar Explorer, and Glomar Celtic Sea have been assessed, and remediation on these rigs has been completed, other than minimal remediation on the Glomar Celtic Sea, which is expected to be completed by September 30, 1999. Certain critical hardware and software aboard the Glomar Explorer and Glomar Celtic Sea were tested for Year 2000 readiness during the commissioning of the vessels. The Glomar
C.R. Luigs and Glomar Jack Ryan will be assessed and tested for Year 2000 readiness during the commissioning of the vessels. The Company's contingency plan considers any significant failure related to the most reasonably likely worst-case scenario as well as the severity and duration of the impact of such a scenario. From this analysis, a Year 2000 contingency plan has been developed to mitigate those risks.

Supplier/Customer/Shareholder Relations. The Company has initiated communications with its significant customers, suppliers, and business partners (collectively "Key Business Partners") to seek Year 2000 readiness assurances and determine the extent to which their failure to correct their own Year 2000 problems could affect the Company. The Company's Key Business Partners include suppliers whose critical function is to provide drilling rig capital equipment essential to the operation of a rig. As part of normal business operations, the Company generally does not maintain an inventory of drilling rig capital equipment replacement parts. Although the Company has a contingency plan in place, in the event replacement parts are required for a rig and the Company is unsuccessful in purchasing the equipment from its suppliers, the rig could experience idle time resulting in loss of revenue. Other Key Business Partners include customers who provide the Company's source of revenue and cash flow. Any disruption in this revenue stream could impact the Company's cash flow, results of operations, and financial

(PAGE)

position. In large measure, the Company must rely on such Key Business Partners to make accurate and complete disclosures about their Year 2000 efforts in order for its assessment of their readiness to be effective. Accordingly, the Company cannot guarantee that Year 2000 problems, if any, in Key Business Partners' systems on which it relies will be timely resolved, nor, in most cases, can it reasonably inspect their Year 2000 efforts or independently verify their representations to the Company. In addition, the Company cannot foretell the effect on its business operations from the failure of systems owned by others, from the delivery of inaccurate information from other companies, or from the inability of Key Business Partners' systems to interface with the Company's systems. Where appropriate, the Company plans to explore the possibility of conducting tests of critical system interfaces with relevant Key Business Partners. The Company cannot guarantee that other companies' failure to resolve their Year 2000 problems would not have a material adverse effect on the Company; however, the Company will continue to assess these risks and prepare accordingly.

Telecommunications. The Company has compiled a list of its inventory of telecommunications hardware and software and has contacted vendors and service providers to determine the Year 2000 readiness of their products. The subproject was completed in April 1999, and no significant remediation was required. The Company believes the Telecommunications subproject to be Year 2000 ready.

Facilities. The Company has conducted evaluations of computer-controlled components within the Company's main offices worldwide. In addition, the Company has evaluated the Year 2000 readiness information of its landlords for its main offices. The subproject was completed in June 1999, and no significant remediation was required. The Company believes the Facilities subproject to be Year 2000 ready.

Employee Benefit Plans. The Company has confirmed the Year 2000 readiness of its internal systems that interface with its Employee Benefit Plans, as well as the readiness of its third-party service providers. Testing of the Company's system interfaces with its service providers is complete.

Total costs for Year 2000 remediation, including outside consultants, are estimated to be approximately $1.0 million, of which $0.7 million has been incurred as of August 9, 1999. Such costs are exclusive of certain software corrections or upgrades that are generally made in the normal course of business and are exclusive of the information system upgrade in 1995, which was unrelated to the Year 2000 issue. The Company does not separately track the internal costs of its Year 2000 Project Plan. Such costs are primarily related to payroll costs of the Company's information technology group. Costs related to the Year 2000 issue are funded from the Company's operating cash flows.

Contingency planning for each subproject has been incorporated into the Company's Year 2000 Project Plan. The Company has engaged external consultants to develop contingency plans for Business Systems and certain processes that are highly critical to its business operations. The contingency plans encompass alternative courses of action, with limited reliance on computer software and hardware, in the event that Business Systems or processes are not Year 2000 ready. The contingency plans were substantially completed by June 30, 1999 but will be continually updated through December 31, 1999.

The Company's expectations regarding the Year 2000 problem are subject to uncertainties which could affect the Company's results of operations or financial condition. For example, the Company could be adversely affected by the inability of its Key Business Partners to remedy their own Year 2000 problems, or the Company could be unsuccessful in identifying or repairing all of its Year 2000 problems related to its critical business operations, and, as such, the Company's results of operations or financial condition

(PAGE)


could be materially impacted. Accordingly, success depends on many factors, some of which are outside the Company's control. Despite reasonable efforts, the Company cannot assure that it will not experience any disruptions or otherwise be adversely affected by Year 2000 problems. While the Company does not expect any catastrophic failures of any of its Business Systems, such belief is based upon future events which cannot be reasonably predicted. As part of assessing its Year 2000 risks, the Company has been communicating with its insurance carrier to determine the extent to which Year 2000 problems are covered.

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

FORWARD-LOOKING STATEMENTS

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our expectation that our total claim against Sedco will exceed the amount we have recorded as a noncurrent receivable; our opinion that the resolution of various lawsuits will not have a material adverse effect on our results of operations, financial position, or cash flows; our statements regarding the dates rigs currently on contract will complete their contracts or become available; our statement that the number of cold-stacked rigs could increase from current levels; our expectation that earnings in the second half of 1999 will be significantly lower than first half earnings; our expectation that international markets will lag the improvement we believe is occurring in the U.S.; our optimism that drilling demand and dayrates for rigs operating in the U.S. Gulf of Mexico could begin to improve by 2000, with international markets beginning to improve sometime thereafter; our expectations as to when our contract drilling backlog will be realized; our expectation regarding the cost of mobilizing certain rigs; our expectation that certain rigs will obtain drilling contracts or other commitments in the fourth quarter of 1999; our estimate that the effect on second-half operating results of the costs of rigs under term contracts at rates above the spot market will not be material; our projected cash outlays and the timing of such outlays in connection with the construction of drillships; the periods during which we expect our new drillships to be delivered; our anticipated capital expenditures for the full year 1999; our expectation that capital expenditures for the remainder of 1999 will exceed cash flow from operating activities for the period and that amounts outstanding under the Company's bank revolving credit/commercial paper facilities will increase; our belief that we will be able to meet all of our current obligations from our cash flow from operations, our existing bank credit/commercial paper facilities, and our cash and cash equivalents; our belief that our computer hardware is substantially Year 2000 ready; our expectations regarding the dates by which various parts of and work in connection with our Year 2000 Project Plan will be performed or completed; our expectations regarding the estimated costs and projected effectiveness of our Year 2000 Project Plan and of our equipment and software in the context of the Year 2000 problem; our expectation that there will not be any catastrophic failures of any of our Business Systems; and other statements that are not historical facts.

(PAGE)

Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to, information being unavailable to us because it has not been provided to us on a timely basis or will take more time to uncover; changes in the markets for oil and gas and for offshore drilling services, including changes in demand for our services which may result from changes in oil and gas operators' drilling programs due to factors such as changing oil and gas prices; the uncertainties inherent in resolving disputed matters through negotiation, arbitration, litigation, or other means; uncertainties regarding the plans of our competitors, particularly with regard to changes in the composition of their rig fleets and the marketing of their rigs; other competitive and technological changes that affect our ability to market our services competitively and cost effectively; the risks of operating in international markets, including changes in political, economic, trade, and regulatory climates; the operational risks and uncertainties inherent in offshore oil and gas drilling, particularly on a turnkey basis; unanticipated costs or delays in our drillship construction projects due to things such as price inflation, design and engineering problems, regulatory requirements, and labor difficulties; the risks and uncertainties discussed above in our Year 2000 Readiness Disclosure; and such other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

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


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 6, 1999.
At the meeting, four directors were elected by a vote of holders of Common Stock, $.10 par value per share, as outlined in the Company's Proxy Statement relating to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (iii) each of such nominees was elected. The following numbers of votes were cast as to the director nominees: Thomas W. Cason, 153,063,650 votes for and 961,223 votes withheld; Jerry C. Martin, 152,989,149 votes for and 1,035,724 votes withheld; Robert E. Rose, 153,027,307 votes for and 997,566 votes withheld; and John Whitmire, 152,971,110 votes for and 1,053,763 votes withheld. In addition, a vote was taken on ratification of the appointment of PricewaterhouseCoopers
LLP as independent accountants for the Company and its subsidiaries for 1999, with 153,165,356 votes being cast for ratification, 454,509 votes being cast against ratification, and 405,008 abstentions and broker non-votes.

(PAGE)

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Letter Employment Agreement dated May 6, 1999, among the Company, Global Marine Corporate Services Inc., and C. Russell Luigs.

     10.2 Second Amendment and Appointment of Successor Trustee Under the Global Marine Executive Deferred Compensation Trust dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company.

     10.3 First Amendment and Appointment of Successor Trustee Under the Global Marine Benefit Equalization Retirement Trust dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company.

     10.4 First Amendment and Appointment of Successor Trustee Under the Global Marine Outside Director Deferred Compensation Trust dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company.

     10.5 Second Amendment to Credit Agreement and Loan Documents, dated as of April 23, 1999, among Global Marine Inc., Various Lending Institutions, Bankers Trust Company, as administrative agent, Skandinaviska Enskilda Banken AB (publ) and Den Norske Bank ASA, New York Branch, as co-agents, and Societe Generale, Southwest Agency, as documentation agent.

     10.6 Second Amendment to Credit Agreement and Loan Documents, dated as of April 23, 1999, among Global Marine Inc., Various Lending Institutions, Bankers Trust Company, as administrative agent, ABN Amro Bank, N.V., Houston Agency, as syndication agent, and Societe Generale, Southwest Agency, as documentation agent.

     10.7 Letter Agreement dated as of June 4, 1999, between Global Marine Inc. and Societe Generale.

     10.8 Loan Agreement dated as of June 4, 1999, between Global Marine Inc. and Altair Funding Corporation.

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

(PAGE)


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GLOBAL MARINE INC.
                                (Registrant)


Dated:  August 12, 1999      /s/ Thomas R. Johnson
                             ---------------------------------------
                             Thomas R. Johnson
                             Vice President and Corporate Controller
                             (Duly Authorized Officer and Principal
                             Accounting Officer of the Registrant)