Form 10-Q
period 1999-09-30
GLOBAL MARINE INC
filed 1999-11-09
CIK 41850

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

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

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of October 31, 1999 was 174,418,889.

                                GLOBAL MARINE INC.

                          TABLE OF CONTENTS TO FORM 10-Q

                         QUARTER ENDED SEPTEMBER 30, 1999


                                                                        Page

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Report of Independent Accountants                                    2

      Condensed Consolidated Statement of Income for the Three
         and Nine Months Ended September 30, 1999 and 1998                 3

      Condensed Consolidated Balance Sheet as of September 30, 1999
         and December 31, 1998                                             4

      Consolidated Statement of Cash Flows for the Nine Months
         Ended September 30, 1999 and 1998                                 6

      Notes to Condensed Consolidated Financial Statements                 7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                   22


PART II - OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                             23

SIGNATURE                                                                 23

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Global Marine Inc.

We have made a review of the condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of September 30, 1999, the related condensed consolidated statement of income for the three and nine-month periods ended September 30, 1999 and 1998, and the consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



/s/ PricewaterhouseCoopers LLP

Houston, Texas
November 8, 1999


                     GLOBAL MARINE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   (In millions, except per share amounts)

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September  30,
                                      ------------------    -----------------
                                       1999        1998      1999       1998
                                      ------      ------    ------     ------
Revenues:
  Contract drilling                   $106.9      $191.4    $404.6     $564.6
  Drilling management                   59.0        79.9     182.6      335.5
  Oil and gas                            2.7          .9       5.1        3.2
                                      ------      -------   ------     ------
    Total revenues                     168.6       272.2     592.3      903.3

Expenses:
  Contract drilling                     65.1        73.7     207.2      200.6
  Drilling management                   49.9        99.9     175.3      354.2
  Oil and gas                             .8          .4       2.1        1.4
  Depreciation, depletion, and
    amortization                        22.4        27.9      65.7       74.4
  General and administrative             5.3         3.7      17.2       14.1
                                      ------      ------    ------     ------
    Total operating expenses           143.5       205.6     467.5      644.7
                                      ------      ------    ------     ------
    Operating income                    25.1        66.6     124.8      258.6

Other income (expense):
  Interest expense                     (13.8)      (12.7)    (40.8)     (33.1)
  Interest capitalized                   7.0         3.7      17.0       13.9
  Interest income                         .5          .7       2.0        2.6
                                      ------      ------    ------     ------
    Total other income (expense)        (6.3)       (8.3)    (21.8)     (16.6)
                                      ------      ------    ------     ------
    Income before income taxes          18.8        58.3     103.0      242.0

Provision for income taxes:
  Current tax provision                  1.3         5.5        .9       17.1
  Deferred tax provision                 3.7         5.6      23.3       36.1
                                      ------      ------    ------     ------
    Total provision for income taxes     5.0        11.1      24.2       53.2
                                      ------      ------    ------     ------

Net income                            $ 13.8      $ 47.2    $ 78.8     $188.8
                                      ======      ======    ======     ======

Earnings per share:
  Basic                               $ 0.08      $ 0.27    $ 0.45     $ 1.09
  Diluted                             $ 0.08      $ 0.27    $ 0.45     $ 1.07


             See notes to condensed consolidated financial statements.

                         GLOBAL MARINE INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                  ($ in millions)

                                       ASSETS

                                                  September 30,    December 31,
                                                      1999             1998
                                                  ------------     -----------
Current assets:
  Cash and cash equivalents                         $   35.1         $   56.9
  Accounts receivable, net of allowances               106.3            163.0
  Costs incurred on turnkey drilling
    contracts in progress                               10.0              6.6
  Future income tax benefits                               -             20.0
  Prepaid expenses                                      15.0             15.6
  Other current assets                                   7.5              7.3
                                                    --------         --------
      Total current assets                             173.9            269.4

Properties and equipment:
  Rigs and drilling equipment, less accumulated
    depreciation of $431.1 at September 30, 1999
    and $371.9 at December 31, 1998                  1,234.6          1,262.6
  Construction in progress                             485.8            236.8
  Oil and gas properties, full cost method, less
    accumulated depreciation, depletion, and
    amortization of $26.6 at September 30, 1999
    and $24.3 at  December 31, 1998                     13.9             12.7
                                                    --------         --------
      Net properties and equipment                   1,734.3          1,512.1

Future income tax benefits                              89.8             89.8
Other assets                                            92.0            100.3
                                                    --------         --------
      Total assets                                  $2,090.0         $1,971.6
                                                    ========         ========


            See notes to condensed consolidated financial statements.


                       GLOBAL MARINE INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                ($ in millions)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September 30,  December 31,
                                                         1999           1998
                                                     ------------   -----------
Current liabilities:
  Accounts payable                                     $   70.6      $   99.0
  Accrued compensation and related employee costs          21.6          22.5
  Accrued income taxes                                      3.3          12.2
  Accrued interest                                          9.4           9.3
  Other accrued liabilities                                 8.5           9.4
                                                       --------      --------
      Total current liabilities                           113.4         152.4

Long-term debt                                            810.7         750.7
Capital lease obligation                                   17.1          17.7
Other long-term liabilities                                22.6          10.4

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million shares
    authorized, no shares issued or outstanding               -             -
  Common stock, $0.10 par value, 300 million shares
    authorized, 174,400,272 shares and 173,368,384
    shares issued and outstanding at September 30,
    1999 and December 31, 1998, respectively               17.4          17.3
  Additional paid-in capital                              328.4         321.5
  Retained earnings                                       780.4         701.6
                                                       --------      --------
      Total shareholders' equity                        1,126.2       1,040.4
                                                       --------      --------
        Total liabilities and shareholders' equity     $2,090.0      $1,971.6
                                                       ========      ========

             See notes to condensed consolidated financial statements.

                        GLOBAL MARINE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In millions)

                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
                                                             1999       1998
                                                            ------     ------
Cash flows from operating activities:
  Net income                                               $  78.8    $ 188.8
  Adjustments to reconcile net income to net
   cash flow provided by operating activities:
     Depreciation, depletion, and amortization                65.7       74.4
     Deferred income taxes                                    23.3       36.1
     Decrease (increase) in accounts receivable               56.9      (23.7)
     (Increase) decrease in costs incurred on
       turnkey drilling contracts in progress                 (3.4)       1.8
     Decrease (increase) in other current assets                .4      (13.8)
     Decrease (increase) in noncurrent receivables             8.0      (46.4)
     Decrease in accounts payable                            (28.4)     (23.3)
     Increase in accrued interest                                -        2.8
     Decrease in other accrued liabilities                   (10.2)     (13.0)
     Other, net                                               11.2       (4.6)
                                                           -------    -------
       Net cash flow provided by operating activities        202.3      179.1

Cash flows from investing activities:
  Capital expenditures                                      (287.7)    (531.7)
  Proceeds from sales of properties and equipment              2.6        3.2
  Other                                                        (.4)        .2
                                                           -------    -------
    Net cash flow used in investing activities              (285.5)    (528.3)

Cash flows from financing activities:
  Increases in long-term debt                                305.2      571.0
  Reductions of long-term debt                              (245.3)    (250.0)
  Proceeds from exercises of employee stock options            3.3        4.4
  Other                                                       (1.8)      (3.1)
                                                           -------    -------
    Net cash flow provided by financing activities            61.4      322.3
                                                           -------    -------

Decrease in cash and cash equivalents                        (21.8)     (26.9)
Cash and cash equivalents at beginning of period              56.9       78.9
                                                           -------    -------
Cash and cash equivalents at end of period                 $  35.1    $  52.0
                                                           =======    =======

           See notes to condensed consolidated financial statements.

                         GLOBAL MARINE INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1999


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


Note 2 - Change in Rig Service Lives

In December 1998, the Company conducted an evaluation of the service lives of the rigs in its drilling fleet. Based on the results of the evaluation, effective January 1, 1999, the Company increased the estimated useful lives of its jackups and semisubmersibles to 30 years to better reflect their estimated economic lives. Prior to the change, jackups were depreciated over 25-year lives, and semisubmersibles generally were depreciated over 20-year lives. For the quarter ended September 30, 1999, the effect of the change was to increase net income by $5.0 million and diluted earnings per share by $0.03. For the nine months ended September 30, 1999, the effect of the change was to increase net income by $15.1 million and diluted earnings per share by $0.09.

Note 3 - Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                              Three Months Ended          Nine Months Ended
                                 September 30,              September 30,
                           -------------------------  -------------------------
                              1999           1998        1999           1998
                           -----------   -----------  -----------   -----------
                                   ($ in millions, except per share data)

Net income (numerator):          $13.8         $47.2        $78.8        $188.8
                                 =====         =====        =====        ======

Shares (denominator):
  Shares - Basic           174,242,291   173,264,071   173,849,801  172,935,155
  Effect of employee
    stock options            3,291,791     2,395,816     2,713,247    2,995,137
                           -----------   -----------   -----------  -----------
  Shares - Diluted         177,534,082   175,659,887   176,563,048  175,930,292
                           ===========   ===========   ===========  ===========

Earnings per share:
  Basic                          $0.08         $0.27         $0.45        $1.09
  Diluted                        $0.08         $0.27         $0.45        $1.07


Note 4 - Segment and Geographic Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   -----------------
                                         1999        1998     1999       1998
                                        ------      ------   ------     ------
                                                     (In millions)
Revenues from external customers:
  Contract drilling                     $106.9      $191.4    $404.6    $564.6
  Drilling management services            59.0        79.9     182.6     335.5
  Oil and gas                              2.7          .9       5.1       3.2
                                        ------      ------    ------    ------
  Consolidated                          $168.6      $272.2    $592.3    $903.3
                                        ======      ======    ======    ======

Intersegment revenues:
  Contract drilling                     $  2.3      $    -    $  6.2    $ 11.0
  Drilling management services             1.1          .8       6.0       4.5
  Intersegment eliminations               (3.4)        (.8)    (12.2)    (15.5)
                                        ------      ------    ------    ------
  Consolidated                          $    -      $    -    $    -    $    -
                                        ======      ======    ======    ======

Total revenues:
  Contract drilling                     $109.2      $191.4    $410.8    $575.6
  Drilling management services            60.1        80.7     188.6     340.0
  Oil and gas                              2.7          .9       5.1       3.2
  Intersegment eliminations               (3.4)        (.8)    (12.2)    (15.5)
                                        ------      ------    ------    ------
  Consolidated                          $168.6      $272.2    $592.3    $903.3
                                        ======      ======    ======    ======

Operating income:
  Contract drilling                     $ 20.9      $ 90.8    $135.3    $292.4
  Drilling management services             9.0       (20.0)      7.1     (18.9)
  Oil and gas                               .8           -        .7        .5
  Corporate                               (5.6)       (4.2)    (18.3)    (15.4)
                                        ------      ------    ------    ------
  Consolidated                          $ 25.1      $ 66.6    $124.8    $258.6
                                        ======      ======    ======    ======

A reconciliation of segment operating income to consolidated income before income taxes follows:

                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                         ------------------  -----------------
                                          1999        1998    1999       1998
                                         ------      ------  ------     ------
                                                      (In millions)
Total segment operating income           $ 30.7      $ 70.8  $143.1     $274.0
Corporate general and administrative
  expenses                                 (5.3)       (3.7)  (17.2)     (14.1)
Corporate depreciation, depletion,
  and amortization                          (.3)        (.5)   (1.1)      (1.3)
                                         ------      ------  ------     ------
  Consolidated operating income            25.1        66.6   124.8      258.6
Interest expense                          (13.8)      (12.7)  (40.8)     (33.1)
Interest capitalized                        7.0         3.7    17.0       13.9
Interest income                              .5          .7     2.0        2.6
                                         ------      ------  ------     ------
  Income before income taxes             $ 18.8      $ 58.3  $103.0     $242.0
                                         ======      ======  ======     ======


Note 5 - Contingencies

In February and March 1998, the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively. Pursuant to two fully-defeased long-term lease agreements, the Company has novated the construction contracts for the drillships to two financial institutions, which now own the drillships and will lease them to the Company. The Company acts as the lessors' construction supervisor and, to date, has paid on behalf of the lessors, or provided for the lessors' payment of, all amounts it believes are required under the terms of the contracts, including payments for all approved change orders.

On October 29, 1999, the Company received a claim from the Shipbuilder alleging breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment, and design change orders. The amount of the Shipbuilder's claim in excess of the contract price totals GBP133 million ($216 million). In addition, the Shipbuilder has previously requested additional compensation in the amount of $46 million related to the drillships' steel-weight content. With the exception of a small amount of the steel-weight claim, the Company believes that the Shipbuilder's claims are totally without merit and that the cost overruns claimed by the Shipbuilder are primarily the result of the Shipbuilder's independent engineering processes and planning and are for its own account. The Company also believes that the claims ultimately will be resolved through arbitration.

Because the Company is concerned about the Shipbuilder's financial viability, and because the Company's immediate goal is satisfactory completion of the drillships, the Company is working with the Shipbuilder to determine the costs to complete the ships and the amount of additional funding needed. Following that determination, the Company may provide for the advancement of additional amounts to complete the drillships. In that regard, the Company is negotiating the terms and conditions under which such amounts might be advanced. The Company does not know, however, if it will be able to negotiate satisfactory terms and conditions. The Company is therefore evaluating its rights and remedies in the event of a default by the Shipbuilder, including its right to take possession of the unfinished drillships and complete them at the Shipbuilder's yard.

Although the Company believes that its position regarding the Shipbuilder's claims is meritorious, it cannot predict the ultimate resolution of this matter or the amount of additional payments, if any, that would be required to complete the drillships.

The Company is seeking to resolve a dispute with Sedco Forex Offshore ("Sedco") with respect to a bareboat charter agreement for the drilling rig, Glomar Grand Banks. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in July 1997. At issue are (i) the date of termination of the charter, (ii) the condition of the rig upon its return to the Company, and (iii) Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings in London in December 1997, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig was in the shipyard for repairs prior to its return to work for another customer. Sedco finished using the rig for drilling in May 1998, at which time the rig entered a shipyard to undergo the repairs at issue. The Company completed the repairs in October 1998 and mobilized the rig to the east coast of Canada, where it has been operating for another customer since December 1998. The arbitration hearing in London with regard to the outstanding issues has been delayed until no earlier than the first quarter of 2000. The Company has recorded a noncurrent receivable from Sedco in the amount of $55.4 million at September 30, 1999, consisting of $32.2 million of costs incurred in connection with rig repairs for which the Company contends Sedco is responsible and $23.2 million of dayrate revenue recognized in 1998; however, the Company expects the total claim against Sedco to exceed these amounts.

The Company is involved in various lawsuits resulting from personal injury and property damage. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

SUMMARY

Operating income decreased by $41.5 million to $25.1 million for the third quarter of 1999 from $66.6 million for the third quarter of 1998. Operating income decreased by $133.8 million to $124.8 million for the nine months ended September 30, 1999 from $258.6 million for the nine months ended September 30, 1998. The declines were attributable to decreases in average dayrates and rig utilization for contract drilling and were partly offset by the addition of three deep-water rigs to the contract drilling fleet since February 1998, lower depreciation resulting from the increase in estimated rig service lives, and lower fixed costs for drilling management services.

Data relating to the Company's operations by business segment follows:

                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                  -------------------------------    ------------------------------
                                                       % Increase                        % Increase
                                   1999       1998     (Decrease)     1999      1998     (Decrease)
                                  ------     ------    ----------    ------    ------    ----------
                                                          ($ in millions)
Revenues:
  Contract drilling               $109.2     $191.4       (43%)      $410.8    $575.6       (29%)
  Drilling management               60.1       80.7       (26%)       188.6     340.0       (45%)
  Oil and gas                        2.7         .9       200%          5.1       3.2        59%
  Less:  Intersegment revenues      (3.4)       (.8)      325%        (12.2)    (15.5)      (21%)
                                  ------     ------                  ------    ------
                                  $168.6     $272.2       (38%)      $592.3    $903.3       (34%)
                                  ======     ======                  ======    ======

Operating income:
  Contract drilling               $ 20.9     $ 90.8       (77%)      $135.3    $292.4       (54%)
  Drilling management                9.0      (20.0)        na          7.1     (18.9)        na
  Oil and gas                         .8          -         na           .7        .5        40%
  Corporate expenses                (5.6)      (4.2)       33%        (18.3)    (15.4)       19%
                                  ------     ------                  ------    ------
                                  $ 25.1     $ 66.6       (62%)      $124.8    $258.6       (52%)
                                  ======     ======                  ======    ======

Weak oil prices throughout 1998 caused most oil and gas producers to substantially reduce their 1999 drilling budgets as compared to 1998 levels. Since year-end 1998, industry utilization rates for offshore drilling rigs in most major worldwide markets have fallen from prior-year levels, and spot market dayrates for most rig types in most geographic markets have fallen to near cash break-even levels. As of November 8, 1999, six of the Company's eight deep-water rigs were operating under older contracts at dayrates higher than current market rates. One of these rigs completes its current contract in December 1999, one becomes available in July 2000, one becomes available in December 2000, and one becomes available in each of 2001, 2002, and 2003. At November 8, 1999, eight of the Company's thirty-one active rigs were idle with no immediate plans for work ("cold-stacked").

Since January 1999, oil prices have risen significantly as a result of OPEC production cuts and an improving outlook for foreign economic recovery, particularly in Asia. In addition, natural gas prices have increased in anticipation of tighter supplies. In the third quarter of 1999, several independent oil and gas companies increased their drilling activities in the U.S. Gulf of Mexico apparently in response to higher gas prices and improved access to capital markets. The Company experienced a 96 percent rig utilization rate in the U.S. Gulf of Mexico during the third quarter of 1999 compared to an industry average of 67 percent for the region. The Company has also seen an improvement in dayrates in the U.S. Gulf of Mexico during the third quarter of 1999, which typically occurs when utilization rates for individual classes of rigs increase above a threshold level. The Company has not yet seen a resurgence in offshore drilling markets in either the North Sea or West Africa, where it has a significant presence; however, the number of inquiries in West Africa has recently increased, and the Company expects that market to improve in 2000 following the completion of oil company budget cycles. The North Sea market will likely be the last of the Company's three major markets to recover due to the high cost nature of that region. Despite the improvements in rig utilization and dayrates in the U.S. Gulf of Mexico during the third quarter of 1999, the Company expects earnings in the fourth quarter of 1999 to be slightly lower than in the third quarter due primarily to lower projected utilization rates for Company rigs in the North Sea and Argentina.

The anticipated delivery dates for the two ultra deep-water drillships currently under construction, the Glomar C.R. Luigs and the Glomar Jack Ryan, have been delayed. The Company now expects to take delivery of the Glomar C.R. Luigs during the first quarter of 2000 and that the Glomar Jack Ryan could be delivered as late as the third quarter of 2000. Both rigs are committed to multi-year contracts on delivery. The delayed delivery dates are not expected to have a material effect on the drillships' operating contracts with customers, other than to delay their commencement. The Company estimates that the resulting delay in the commencement of operations under the contracts will reduce cash flow in the year 2000 by approximately $40 million, but will only modestly impact earnings. The shipbuilder has recently advised the Company of claims for additional costs (see "Liquidity and Capital Resources").

At September 30, 1999, the Company had $1.0 billion of contract drilling backlog, which is expected to be realized as follows: $99 million during the remainder of 1999, $403 million in 2000, and $547 million in 2001 through 2003. Contract drilling backlog at December 31, 1998 was $1.3 billion.

CONTRACT DRILLING OPERATIONS

Data with respect to the Company's contract drilling operations follows:

                                      Three Months Ended September 30,  Nine Months Ended September 30,
                                      -------------------------------   ------------------------------
                                                           % Increase                       % Increase
                                       1999      1998      (Decrease)    1999      1998     (Decrease)
                                      ------    ------     ----------   ------    ------    ----------
Contract drilling revenues by area
  (in millions): (1)
     Gulf of Mexico                  $  40.9   $  59.7        (31%)    $ 140.7   $ 206.4       (32%)
     North Sea                          28.3      51.2        (45%)      108.6     128.2       (15%)
     West Africa                        24.7      56.6        (56%)       75.9     169.5       (55%)
     Other                              15.3      23.9        (36%)       85.6      71.5        20%
                                     -------   -------                 -------   -------
                                     $ 109.2   $ 191.4        (43%)    $ 410.8   $ 575.6       (29%)
                                     =======   =======                 =======   =======

Average rig utilization (2)              71%       93%                     78%       97%
Average dayrate                      $53,600   $72,100                 $61,600   $72,900

-------------------
(1)  Includes revenues earned from affiliates.
(2)  Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations, and rigs during the periods they were being converted to drilling operations from other uses.


Of the $82.2 million decrease in contract drilling revenues for the third quarter of 1999 as compared with the comparable quarter of 1998, $60.6 million was attributable to a decrease in average dayrates, and $30.9 million was attributable to a decrease in average rig utilization, partially offset by a $9.3 million increase attributable to the addition to the fleet of the Glomar Explorer drillship in August 1998.

Of the $164.8 million decrease in contract drilling revenues for the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998, $135.6 million was attributable to a decrease in average dayrates, and $82.8 million was attributable to a decrease in average rig utilization, partially offset by a $56.0 million increase attributable to additions to the fleet. The additions were the Glomar Celtic Sea semisubmersible in February 1998, the Glomar Arctic IV semisubmersible in March 1998, and the Glomar Explorer drillship in August 1998.

The Company experienced lower rig utilization in the third quarter of 1999 as compared with the comparable quarter of 1998 in most of its geographic markets, except the U.S. Gulf of Mexico. In the third quarter of 1999, the Company averaged 96 percent utilization for its rigs in the U.S. Gulf of Mexico, 76 percent in the North Sea, and 43 percent in West Africa. This compares with the Company's third quarter 1998 average rig utilization of 87 percent in the U.S. Gulf of Mexico, 99 percent in the North Sea, and 96 percent in West Africa.

For the nine months ended September 30, 1999, the Company averaged 96 percent utilization for its rigs in the U.S. Gulf of Mexico, 87 percent in the North Sea, and 48 percent in West Africa. This compares with the Company's average rig utilization for the nine months ended September 30, 1998 of 94 percent in the U.S. Gulf of Mexico, 98 percent in the North Sea, and 98 percent in West Africa.

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

In December 1998, the Company conducted an evaluation of the service lives of the rigs in its drilling fleet. Based on the results of the evaluation, effective January 1, 1999, the Company increased the estimated useful lives of its jackups and semisubmersibles to 30 years to better reflect their estimated economic lives. Prior to the change, jackups were depreciated over 25-year lives, and semisubmersibles generally were depreciated over 20-year lives. For the quarter ended September 30, 1999, the effect of the change was to decrease depreciation expense by $6.8 million. For the nine months ended September 30, 1999, the effect of the change was to decrease depreciation expense by $19.7 million.

The Company's operating profit margin for contract drilling operations decreased to 19 percent for the third quarter of 1999 from 47 percent in the third quarter of 1998 and decreased to 33 percent for the nine months ended September 30, 1999 from 51 percent for the nine months ended September 30, 1998. The declines were primarily the result of lower average rig utilization and dayrates. Contract drilling operating expenses decreased by $12.3 million and $7.7 million for the three and nine months ended September 30, 1999, respectively, primarily due to lower expenses in connection with the Company's cold-stacked rigs and lower depreciation resulting from the increase in rig lives. These declines were partly offset by the operating costs of the three rigs added to the fleet in 1998 and higher operating costs incurred on the Glomar Grand Banks, which, prior to December 1998, was being leased from the

Company under a bareboat charter. Under a bareboat charter the Company provides the customer with a rig, and the customer uses its own crews to operate the rig.

In October 1999, the Company moved two jackups, the Glomar Adriatic IX and the Glomar Adriatic X, to the U.S. Gulf of Mexico from West Africa. The Company will incur the cost of mobilizing these rigs, which is expected to be approximately $4.0 million. After upgrades to both rigs to increase their water-depth capability, the Glomar Adriatic X will commence operations in November 1999 on a one-year, $10.2 million contract, and the Glomar Adriatic IX will commence operations in November 1999 under two consecutive contracts totaling $4.1 million over five months. The Company will amortize the cost of mobilizing the two rigs over the terms of the contracts. As of November 8, 1999, thirteen of the Company's rigs were located in the U.S. Gulf of Mexico, eight were offshore West Africa, six were in the North
Sea, and one was offshore each of Argentina, Trinidad, Canada, and Peru. At November 8, 1999, eight of the Company's thirty-one active rigs were without contracts or other commitments.

DRILLING MANAGEMENT SERVICES

Drilling management services revenues decreased by $20.6 million to $60.1 million in the third quarter of 1999 from $80.7 million in the third quarter of 1998. The decrease in revenues consisted of a $17.4 million decrease attributable to lower average revenues per turnkey project and a $17.2 million decrease attributable to daywork and other revenues, partly offset by a $14.0 million increase attributable to an increase in the number of turnkey projects to 17 (15 wells drilled and two well completions) in the third quarter of 1999 from 12 wells drilled in the third quarter of 1998.

Drilling management services revenues decreased by $151.4 million to $188.6 million for the nine months ended September 30, 1999 from $340.0 million for the nine months ended September 30, 1998. The decrease in revenues consisted of a $107.1 million decrease attributable to lower average revenues per turnkey project and a $49.0 million decrease attributable to daywork and other revenues, partly offset by a $4.7 million increase attributable to an increase in the number of turnkey projects to 61 (52 wells drilled and 9 well completions) for the nine months ended September 30, 1999 from 59 (58 wells drilled and one well completion) for the comparable prior-year period.

Operating income increased $29.0 million to $9.0 million in the third quarter of 1999 from a loss of $20.0 million for the third quarter of 1998, and operating income increased $26.0 million to $7.1 million for the nine months ended September 30, 1999 from a loss of $18.9 million for the nine months ended September 30, 1998. The increases in drilling management services operating results for the quarter and nine months were primarily due to a decrease in the number of rigs under term contract to the Company. During 1998 and early 1999, the Company was paying above-market rates for the use of as many as sixteen rigs under term contracts signed in late 1997 and early 1998, when market rates were higher. The incremental cost of these rigs above what they would have cost if contracted as needed on the spot market was estimated to be $11.5 million for the nine months ended September 30, 1999, compared with $25.3 million and $39.6 million for the quarter and nine months ended September 30, 1998, respectively. By June 30, 1999, the Company had substantially fulfilled all obligations related to rigs contracted at above-market rates. Currently, the Company is contracting rigs as needed on a well-by-well basis. In addition to the incremental costs of rigs under term contracts, the Company recorded $4.2 million of estimated losses on turnkey wells during the third quarter of 1998 that were expected to be completed during the fourth quarter of 1998 at a loss compared to none for the third quarter of 1999.

Drilling management operating results for the three and nine months ended September 30, 1999 and 1998 were favorably affected by downward revisions to estimates of the costs of wells completed in prior periods. The effects of these downward revisions were to increase income by $1.7 million and $3.4 million for the three and nine months ended September 30, 1999, and by $1.1 million and $8.3 million for the three and nine months ended September 30, 1998.

OTHER INCOME AND EXPENSE

General and administrative expenses increased to $5.3 million in the third quarter of 1999 from $3.7 million in the third quarter of 1998. General and administrative expenses increased to $17.2 million for the nine months ended September 30, 1999 from $14.1 million for the nine months ended September 30, 1998. The increases were due to increases in professional fees and compensation expense primarily related to a stock-based compensation plan, which costs were based on Company performance and the market price of the Company's common stock.

Interest expense increased to $13.8 million in the third quarter of 1999 from $12.7 million in the third quarter of 1998. Interest expense increased to $40.8 million for the nine months ended September 30, 1999 from $33.1 million for the comparable prior-year period. The increases were primarily due to higher debt incurred to finance rig construction.

The Company capitalized $7.0 million of interest expense for the third quarter of 1999 as compared to $3.7 million for the third quarter of 1998, an increase of $3.3 million. The Company capitalized $17.0 million of interest expense for the nine months ended September 30, 1999 as compared to $13.9 million for the comparable prior-year period, an increase of $3.1 million. The increases were due to interest capitalized on the two new-builds, the Glomar C.R. Luigs and the Glomar Jack Ryan, partially offset by the completion of conversion of the Glomar Celtic Sea, which entered service in the first quarter of 1998, and the Glomar Explorer, which entered service in the third quarter of 1998.

Interest income decreased to $0.5 million in the third quarter of 1999 from $0.7 million in the third quarter of 1998. Interest income decreased to $2.0 million for the nine months ended September 30, 1999 from $2.6 million for the nine months ended September 30, 1998. The decreases were primarily due to lower cash balances.

LIQUIDITY AND CAPITAL RESOURCES

In February and March 1998, the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively. Pursuant to two fully-defeased long-term lease agreements, the Company has novated the construction contracts for the drillships to two financial institutions, which now own the drillships and will lease them to the Company. The Company acts as the lessors' construction supervisor and, to date, has paid on behalf of the lessors, or provided for the lessors' payment of, all amounts it believes are required under the terms of the contracts, including payments for all approved change orders.

On October 29, 1999, the Company received a claim from the Shipbuilder alleging breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment, and design change orders. The amount of the Shipbuilder's claim in excess of the contract price totals GBP133 million ($216 million). In addition, the Shipbuilder has previously requested additional compensation in the amount of $46 million related to the drillships' steel-weight content. With the exception of a small amount of the steel-weight claim, the Company believes that the Shipbuilder's claims are totally without merit and that the cost overruns claimed by the Shipbuilder are primarily the result of the Shipbuilder's independent engineering processes and planning and are for its own account. The Company also believes that the claims ultimately will be resolved through arbitration.

Because the Company is concerned about the Shipbuilder's financial viability, and because the Company's immediate goal is satisfactory completion of the drillships, the Company is working with the Shipbuilder to determine the costs to complete the ships and the amount of additional funding needed. Following that determination, the Company may provide for the advancement of additional amounts to complete the drillships. In that regard, the Company is negotiating the terms and conditions under which such amounts might be advanced. The Company does not know, however, if it will be able to negotiate satisfactory terms and conditions. The Company is therefore evaluating its rights and remedies in the event of a default by the Shipbuilder, including its right to take possession of the unfinished drillships and complete them at the Shipbuilder's yard.

Although the Company believes that its position regarding the Shipbuilder's claims is meritorious, it cannot predict the ultimate resolution of this matter or the amount of additional payments, if any, that would be required to complete the drillships. The Company, however, does not presently expect that resolution of the Shipbuilder's claims will materially impact the Company's future earnings and believes that its existing credit facilities are adequate to fund completion of the drillships. Additionally, the Company now expects to take delivery of the Glomar C.R. Luigs during the first quarter of 2000 and that the Glomar Jack Ryan could be delivered as late as the third quarter of 2000. The delayed delivery dates are not expected to have a material effect on the drillships' operating contracts with customers, other than to delay their commencement. The Company estimates that the resulting delay in the commencement of operations under the contracts will reduce cash flow in the year 2000 by approximately $40 million, but will only modestly impact earnings.

Projected net cash outlays in connection with construction of the Glomar C.R. Luigs and the Glomar Jack Ryan are expected to total $632 million, which is $25 million higher than previously estimated. The increase is primarily due to higher engineering costs and capitalized interest related to the delayed delivery dates. The Company expects to spend $150 million, including $24 million of capitalized interest, to complete construction of the drillships. Projected net cash outlays do not include any additional costs which could be incurred in connection with the Shipbuilder's claims for additional amounts.

For the nine months ended September 30, 1999, $202.3 million of cash flow was provided by operating activities, $59.9 million was provided from the Company's bank revolving credit facilities and commercial paper program
(net of payments), $3.3 million was provided from exercises of employee stock options, and $2.6 million was provided from sales of properties and equipment. From these amounts, plus available cash, $287.7 million was used for capital expenditures, and $2.2 million was used for other purposes.

For the nine months ended September 30, 1998, $296.0 million (after deduction for discount and underwriting fees) was provided from the issuance of $300 million of 7% Notes due 2028, $179.1 million was provided by operating activities, $25.0 million was provided from the Company's bank revolving credit facilities (net of payments), $4.4 million was provided from exercises of employee stock options, and $3.2 million was provided from sales of properties and equipment. From these amounts, together with cash on hand, $531.7 million was used for capital expenditures, and $2.9 million was used for other purposes.

Capital expenditures for the full year 1999 are anticipated to be $393 million, including $137 million for construction of the Glomar C.R. Luigs, $162 million for construction of the Glomar Jack Ryan, $63 million for improvements to the remainder of the drilling fleet, $26 million for capitalized interest, and $5 million for other expenditures. Estimated capital expenditures do not include additional amounts, if any, that could be incurred in connection with the Shipbuilder's claims with respect to construction of the Glomar C.R. Luigs and the Glomar Jack Ryan discussed above.

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

As of September 30, 1999, the Company had $35.1 million in cash and cash equivalents and $175.1 million available for borrowings under the Company's bank revolving credit/commercial paper facilities. As of December 31, 1998, the Company had $56.9 million in cash and cash equivalents.

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

The Company's goal was to have substantially all of its critical Business Systems functioning properly with respect to the Year 2000 problem by June 30, 1999, and to develop by June 30, 1999, contingency plans for use in the event of disruptions caused by the Year 2000 problem. In order to meet these goals, the Company established a task force of key employees and outside professional consultants to identify, repair, and replace, if necessary, significant Business Systems that have Year 2000 problems. These overall goals and objectives are referred to as the "Year 2000 Project Plan." The Year 2000 Project Plan has been divided into various subprojects and phases. The six subprojects include: Information Technology, Rigs, Supplier/Customer/Shareholder Relations, Telecommunications, Facilities, and Employee Benefit Plans. The Company has identified the Information Technology and Rigs subprojects as the most critical, based on the possibility of business disruptions as a result of any Year 2000 failures in these areas. As of September 30, 1999, the Company's Year 2000 Project Plan was substantially complete.

Information Technology. In 1995 the Company purchased and developed new accounting, payroll, personnel, and purchasing software as part of the migration of its computer systems from a mainframe platform to a PC-based client/server platform. The Company has tested the software to confirm that it is Year 2000 ready. The Company, as part of its normal business operations, has upgraded certain software under software maintenance agreements and has replaced its computer hardware on an as-needed basis as new technology has been developed. The Company believes its computer hardware to be substantially Year 2000 ready. Although the Company has successfully completed testing its critical business applications, a few software vendors have recently notified the Company of some additional minor updates to their applications. The Company intends to install and test these applications by November 30, 1999.

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

As a company that provides offshore drilling rigs, the Company routinely faces the possibility of a catastrophic event affecting its rigs. A Year 2000 failure could produce such an event, which is the reason the Company has developed a specific subproject that focuses exclusively on analyzing, remediating, testing, and contingency planning for possible Year 2000 disruptions aboard its rigs. The Company's present analysis of its most reasonably likely worst-case scenario for Year 2000 disruptions involves potential downtime on its semisubmersibles and deep-water drillships consisting of its recent conversions, the Glomar Explorer and Glomar Celtic Sea, the two new-build, deep-water drillships, the Glomar C.R. Luigs and Glomar Jack Ryan, and the Glomar Grand Banks and Glomar Arctic I, all of which are under long-term contract. A Year 2000 failure of critical hardware or software needed for proper functioning of these vessels could lead to downtime, which, if lengthy, could materially impact the Company's financial condition. The Glomar Arctic I has been assessed, and no remediation has been required. The Glomar Grand Banks, Glomar Explorer, and Glomar Celtic Sea have been assessed, and remediation on these rigs has been completed. Certain critical hardware and software aboard the Glomar Explorer and Glomar Celtic Sea were tested for Year 2000 readiness during the commissioning of the vessels. The Glomar C.R. Luigs and Glomar Jack Ryan will be assessed and tested for Year 2000 readiness during the commissioning of the vessels. The Company's contingency plan considers any significant failure related to the most reasonably likely worst-case scenario as well as the severity and duration of the impact of such a scenario. From this analysis, a Year 2000 contingency plan has been developed to mitigate those risks.

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

Total costs for Year 2000 remediation, including outside consultants, are estimated to be approximately $0.9 million, of which $0.8 million has been incurred as of November 8, 1999. Such costs are exclusive of certain software corrections or upgrades that are generally made in the normal course of business and are exclusive of the information system upgrade in 1995, which was unrelated to the Year 2000 issue. The Company does not separately track the internal costs of its Year 2000 Project Plan. Such costs are primarily related to payroll costs of the Company's information technology group. Costs related to the Year 2000 issue are funded from the Company's operating cash flows.

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

The Company's expectations regarding the Year 2000 problem are subject to uncertainties which could affect the Company's results of operations or financial condition. For example, the Company could be adversely affected by the inability of its Key Business Partners to remedy their own Year 2000 problems, or the Company could be unsuccessful in identifying or repairing all of its Year 2000 problems related to its critical business operations, and, as such, the Company's results of operations or financial condition could be materially impacted. Accordingly, success depends on many factors, some of which are outside the Company's control. Despite reasonable efforts, the Company cannot assure that it will not experience any disruptions or otherwise be adversely affected by Year 2000 problems. While the Company does not expect any catastrophic failures of any of its Business Systems, such belief is based upon future events which cannot be reasonably predicted. As part of assessing its Year 2000 risks, the Company has been communicating with its insurance carrier to determine the extent to which Year 2000 problems are covered.

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

Forward-Looking Statements

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our expectation that our total claim against Sedco will exceed the amounts recorded as a noncurrent receivable; our opinion that the resolution of various lawsuits resulting from personal injury and property damage will not have a material adverse effect on our results of operations, financial position, or cash flows; our expectations that the West Africa offshore drilling market will improve in 2000 following the completion of oil company budget cycles and that the North Sea market will likely be the last of our three major markets to recover; our expection that earnings in the fourth quarter of 1999 will be slightly lower than in the third quarter; our expectations regarding the periods during which our contract drilling backlog will be realized; our statements regarding the expected cost of mobilizing certain rigs and the dates rigs that are being upgraded will commence operations; our beliefs that the claims of Harland and Wolff against the Company ultimately will be resolved through arbitration, that we may provide for the advancement of additional amounts to complete the drillships, that resolution of the Shipbuilder's claims will not materially impact our future earnings, that our existing credit facilities are adequate to fund completion of the drillships, that we will take delivery of the Glomar C.R. Luigs during the first quarter of 2000 and that the Glomar Jack Ryan could be delivered as late as the third quarter 2000, that the delayed delivery dates will have no material effect on the drillships' operating contracts with customers other than to delay their commencement, and that the resulting delay in the commencement of operations under the contracts will reduce cash flow in the year 2000 by approximately $40 million but will only modestly impact earnings; our projection of the total net cash outlays in connection with construction of the Glomar C.R. Luigs and the Glomar Jack Ryan and our expection regarding the amount we will spend to complete construction of the drillships; our statement regarding the amount of anticipated capital expenditures for the full year 1999; our belief that we will be able to meet all of our current obligations from our cash flow from operations, our existing bank credit/commercial paper facilities, and our cash and cash equivalents; our expectation that capital expenditures for the remainder of 1999 will exceed our cash flow from operating activities for the period and that amounts outstanding under our bank revolving credit/commercial paper facilities will increase; our belief that our computer hardware is substantially Year 2000 ready; our expectations regarding the dates by which various parts of and work in connection with our Year 2000 Project Plan will be performed or completed;
our expectations regarding the estimated costs and projected effectiveness of our Year 2000 Project Plan and of our equipment and software in the context of the Year 2000 problem; our expectation that there will not be any catastrophic failures of any of our Business Systems; and other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to, incomplete knowledge or planning on our part because information has not yet been provided to us or will take more time to uncover or evaluate; changes in the markets for oil and gas and for offshore drilling services, including changes in demand for our services which may result from changes in oil and gas operators' drilling programs due to factors such as changing oil and gas prices; the uncertainties inherent in disputed matters and in resolving such matters through negotiation, arbitration, litigation, or other means, including the possibility that we may be unable to negotiate satisfactory terms and conditions under which we might advance additional amounts to complete the drillships; uncertainties regarding the plans of our competitors, particularly with regard to changes in the composition or location of their rig fleets and the marketing of their rigs; other competitive and technological changes that affect our ability to market our services competitively and cost effectively; the risks of operating in international markets, including changes in political, economic, trade, and regulatory climates; the operational risks and uncertainties inherent in offshore oil and gas drilling, particularly on a turnkey basis; unanticipated additional costs or delays in our rig upgrade or drillship construction projects due to things such as shipyard problems, price inflation, design and engineering problems, regulatory requirements, and labor difficulties; the risks and uncertainties discussed above under "Year 2000 Readiness Disclosure"; and such other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Commercial Paper Dealer Agreement 4(2) Program between Global Marine Inc., as Issuer, and Merrill Lynch Money Markets Inc., as Dealer, dated as of July 27, 1999.

     10.2 Commercial Paper Dealer Agreement 4(2) Program between Global Marine Inc., as Issuer, and Goldman, Sachs & Co., as Dealer, dated as of July 27, 1999.

     10.3 Resolution dated August 11, 1999, regarding Directors' Fees and Expense Reimbursement.

     10.4 Resolution dated August 11, 1999, regarding Termination of Retirement Plan for Outside Directors.

     15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

     27.1 Financial Data Schedule. (Exhbit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933,
            Section 18 of the Securities Exchange Act of 1934, or Section 323 of the Trust Indenture Act, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GLOBAL MARINE INC.
                                  (Registrant)


Dated: November 8, 1999        /s/ Thomas R. Johnson
                               ---------------------------------------
                               Thomas R. Johnson
                               Vice President and Corporate Controller
                               (Duly Authorized Officer and Principal
                               Accounting Officer of the Registrant)