Form 10-K405
period 1999-12-31
GLOBAL MARINE INC
filed 2000-03-09
CIK 41850

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                1999 FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of January 31, 2000, the aggregate market value of the Company's common stock, $.10 par value, held by non-affiliates was $3,098,183,428.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value, 174,514,721 shares outstanding as of January 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 2000 Annual Meeting of Stockholders are incorporated into Part III of this Report.

                                TABLE OF CONTENTS

                                                                        Page

Part I

Items 1. and 2.  Business and Properties                                   3
Item 3.          Legal Proceedings                                        12
Item 4.          Submission of Matters to a Vote of Security Holders      12

Part II

Item 5.          Market for Registrant's Common Equity and Related
                   Stockholder Matters                                    13
Item 6.          Selected Financial Data                                  14
Item 7.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    15
Item 7A.         Quantitative and Qualitative Disclosures About
                   Market Risk                                            25
Item 8.          Financial Statements and Supplementary Data              26
Item 9.          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                    54

Part III

Item 10.         Directors and Executive Officers of the Registrant       54
Item 11.         Executive Compensation                                   54
Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management                                         54
Item 13.         Certain Relationships and Related Transactions           54

Part IV

Item 14.         Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K                                    55

                                   PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

Global Marine Inc. is a holding company incorporated in Delaware in 1964. Unless otherwise provided, the term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to its consolidated subsidiaries. The Company's businesses are conducted by subsidiaries of Global Marine Inc.

The Company, which is headquartered in Houston, Texas, provides offshore contract drilling services on a dayrate basis and offshore drilling management services on a dayrate or fixed-price ("turnkey") basis. Business Segment and geographic information is set forth in Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Contract Drilling

Substantially all of the Company's domestic offshore contract drilling operations are conducted by Global Marine Drilling Company ("GMDC"), a wholly-owned subsidiary, and substantially all international offshore contract drilling operations are conducted by Global Marine International Drilling Corporation ("GMIDC"), also a wholly-owned subsidiary. Contract drilling has operations offices located in Houston, Texas; Lafayette, Louisiana; Aberdeen, Scotland; Luanda, Angola; Port Gentil, Gabon; The Hague, Netherlands; St. John's, Newfoundland; Lagos, Nigeria; Port Harcourt, Nigeria; and Trinidad, West Indies.

The Company has a modern, diversified, active fleet of 31 mobile offshore drilling rigs, plus two ultra-deepwater drillships under construction.
The active fleet consists of 23 cantilevered jackups, five third-generation semisubmersibles, one fourth-generation semisubmersible, one moored drillship, and one ultra-deepwater, dynamically-positioned drillship. In addition, the Company has one currently inactive concrete island drilling system ("CIDS") designed for arctic operations. All of the Company's rigs were placed in service in 1979 or later, and, as of February 23, 2000, their average age was approximately 16.7 years.

The Company's fleet is deployed in major offshore oil and gas operating areas worldwide. The principal areas in which the fleet is currently deployed are the U.S. Gulf of Mexico, offshore West Africa, and the North Sea.

As part of the Company's goal of enhancing long-term stockholder value, the Company has from time to time considered and actively pursued business combinations and the acquisition or construction of suitable additional rigs and other assets. If the Company decides to undertake a business combination or an acquisition or construction project, the issuance of additional debt or additional shares of stock could be required.

Offshore Rig Fleet. The following table lists the rigs in the Company's drilling fleet as of February 23, 2000, indicating the year each rig was placed in drilling service, each rig's maximum water and drilling depth capabilities, current location, customer, and the date each rig is expected to complete its current drilling commitments.


                                                 OFFSHORE RIG FLEET
                                           Status as of February 23, 2000

                              YEAR
                             PLACED       MAXIMUM       DRILLING
                               IN       WATER DEPTH       DEPTH                         CURRENT            CONTRACT
                            SERVICE      CAPABILITY    CAPABILITY      LOCATION         CUSTOMER           TERM (1)
                            -------     -----------    ----------      --------         --------           --------
Cantilevered Jackup
Glomar High Island I          1979         250 ft.     20,000 ft.   Gulf of Mexico   Coastal             expires 9/00
Glomar High Island II         1979         270 ft.     20,000 ft.   Gulf of Mexico   Unocal              expires 4/00
Glomar High Island III        1980         250 ft.     20,000 ft.   West Africa      -                   -
Glomar High Island IV         1980         250 ft.     20,000 ft.   Gulf of Mexico   Chevron             expires 3/00
Glomar High Island V          1981         270 ft.     20,000 ft.   West Africa      Cabinda Gulf        expires 9/00
Glomar High Island VII        1982         250 ft.     20,000 ft.   West Africa      Elf Serepca         expires 8/00
Glomar High Island VIII       1982         250 ft.     20,000 ft.   Gulf of Mexico   Ocean Energy        expires 3/00
Glomar High Island IX         1983         250 ft.     20,000 ft.   West Africa      -                   -
Glomar Adriatic I             1981         300 ft.     25,000 ft.   West Africa      Perenco             expires 7/00
Glomar Adriatic II            1981         328 ft.     25,000 ft.   Gulf of Mexico   Vastar Resources    expires 5/00
Glomar Adriatic III           1982         328 ft.     25,000 ft.   Gulf of Mexico   Unocal              expires 2/00
Glomar Adriatic IV            1983         328 ft.     25,000 ft.   Gulf of Mexico   Devon               expires 8/00
Glomar Adriatic V             1979         300 ft.     20,000 ft.   West Africa      Ocean Energy        expires 4/00
Glomar Adriatic VI            1981         225 ft.     20,000 ft.   North Sea        BP Amoco            expires 7/00
Glomar Adriatic VII           1983         328 ft.     20,000 ft.   Trinidad         Enron               expires 3/00
Glomar Adriatic VIII          1983         328 ft.     25,000 ft.   West Africa      ExxonMobil          expires 11/00
Glomar Adriatic IX            1981         328 ft.     20,000 ft.   Gulf of Mexico   Ocean Energy        expires 4/00
Glomar Adriatic X             1982         328 ft.     20,000 ft.   Gulf of Mexico   Coastal             expires 11/00
Glomar Adriatic XI            1983         225 ft.     25,000 ft.   North Sea        British Gas         expires 5/00
Glomar Main Pass I            1982         300 ft.     25,000 ft.   Gulf of Mexico   El Paso             expires 3/00
Glomar Main Pass IV           1982         300 ft.     25,000 ft.   Gulf of Mexico   Coastal             expires 8/00
Glomar Labrador I             1983         300 ft.     25,000 ft.   Argentina        -                   -
Glomar Baltic I               1983         375 ft.     25,000 ft.   Gulf of Mexico   Devon               expires 4/00

Semisubmersible
Glomar Arctic I               1983       3,400 ft.     25,000 ft.   Gulf of Mexico   EEX                 expires 7/02
Glomar Arctic III             1984       1,800 ft.     25,000 ft.   North Sea        -                   -
Glomar Arctic IV              1983       1,800 ft.     25,000 ft.   North Sea        -                   -
Maersk Jutlander              1982       1,200 ft.     25,000 ft.   North Sea        Maersk              expires 12/00
Glomar Grand Banks            1984       1,500 ft.     25,000 ft.   Canada           ExxonMobil          expires 7/00
Glomar Celtic Sea             1998       5,750 ft.     25,000 ft.   Gulf of Mexico   Elf Exploration     expires 2/01

Drillship
Glomar Robert F. Bauer        1983       2,750 ft.     25,000 ft.   Peru             Triton              expires 9/00
Glomar Explorer               1998       7,800 ft.     25,000 ft.   West Africa      Texaco/Chevron      expires 10/03

Concrete Island
 Drilling System
Glomar Beaufort Sea I (2)     1984          55 ft.     25,000 ft.   Alaska           -                   -
---------------------
(1)  Expiration dates relate to executed contracts and letters of intent or other customer commitments for which contracts have not yet been executed and are estimates only.
(2)  The Glomar Beaufort Sea I concrete island drilling system is inactive and has been excluded from the Company's rig utilization figures.


The two ultra-deepwater drillships under construction are the Glomar C.R. Luigs, which is expected to enter service in the U.S. Gulf of Mexico in the second quarter of 2000 under a three-year, $227 million contract, and the Glomar Jack Ryan, which is expected to enter service offshore West Africa in the third quarter of 2000 under a three-year, $225 million contract. The Glomar C.R. Luigs and the Glomar Jack Ryan will be outfitted to drill in water depths of 9,000 feet and 8,000 feet, respectively.

Rig Types. Jackup rigs have elevating legs which extend to the sea bottom, providing a stable platform for drilling, and are generally preferred in water depths of 350 feet or less. All of the Company's jackup rigs have drilling equipment mounted on cantilevers, which allow the equipment to extend outward from the rigs' hulls over fixed drilling platforms and enable operators to drill both exploratory and development wells. The Company has extended the reach of the cantilevers on ten of its jackups beyond the originally designed reach. This enables the drilling equipment to operate over larger production platforms. In addition, two of the Company's jackups have been equipped with "skid-off packages," which allow the drilling equipment to be transferred to fixed production platforms.

Semisubmersible rigs are floating offshore drilling units that have pontoons and columns that, when flooded with water, cause the unit to partially submerge to a predetermined depth. Most semisubmersibles are anchored to the sea bottom with mooring chains, but some use dynamic positioning ("DP"), which means they are held in position by computer-controlled propellers, known as thrusters. Semisubmersibles are classified into four generations, distinguished mainly by their age, environmental rating, variable deck load, and water-depth capability. The Company's Glomar Arctic I, Glomar Arctic III, Glomar Arctic IV, Glomar Grand Banks, and Maersk Jutlander semisubmersibles are third-generation, conventionally-moored rigs suitable for drilling in deepwater, harsh-weather environments. The Company's Glomar Celtic Sea is a fourth-generation semisubmersible capable of drilling in water depths of up to 5,750 feet, and utilizes a mooring system that is DP-assisted. The Company is analyzing the possibility of upgrading the Glomar Arctic III and Glomar Arctic IV to drill in 3,000 feet of water. Both rigs are currently rated for 1,800 feet of water.

Drillships are generally preferred for deepwater drilling in remote locations with moderate weather environments because of their mobility and large load carrying capability. The Company's Glomar Explorer is a dynamically-positioned drillship capable of drilling in water depths up to 7,800 feet. The Glomar Robert F. Bauer is a conventionally-moored drillship capable of drilling in maximum water depths of 2,750 feet.

The Company's "deepwater" rigs consist of its semisubmersibles and drillships. The Company considers rigs with a maximum water-depth capability of 5,000 feet or more, such as the Glomar Explorer, the Glomar Celtic Sea, and the two drillships currently under construction, to be "ultra-deepwater" rigs.

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

Rig Utilization. For the year ended December 31, 1999, the Company's average utilization rate(1) for its active rigs was 76 percent compared to 96 percent for 1998. As of February 23, 2000, 24 of the Company's 31 active rigs were operating under contract, two were committed to begin operations within 60 days, and five were idle. Eleven of the Company's currently operating rigs are expected to complete their commitments by June 30, 2000, an additional ten are expected to complete their commitments by December 31, 2000, and the remaining three rigs are expected to complete their commitments in 2001 or later.

--------------------
(1) The Company's average rig utilization rate for a period is the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work and excludes the CIDS.

As of December 31, 1999, all of the Company's fourteen rigs in the U.S.
Gulf of Mexico were employed or committed, including one rig that was being mobilized to the Gulf of Mexico from the North Sea. As of that date, the industry utilization rate(1) in the Gulf of Mexico was 76 percent compared with a rate of 65 percent as of December 31, 1998. Revenues attributable to the Gulf of Mexico accounted for 36 percent of the Company's contract drilling revenues in both 1999 and 1998 and 40 percent in 1997.

As of December 31, 1999, four of the Company's eight rigs offshore West Africa were employed. As of that date, the industry utilization rate offshore West Africa was 61 percent compared with a rate of 82 percent as of December 31, 1998. Revenues from this market accounted for 19 percent of the Company's contract drilling revenues in 1999, 29 percent in 1998, and 36 percent in 1997.

As of December 31, 1999, three of the Company's five rigs in the North Sea were employed. As of that date, the industry utilization rate in the North Sea was 62 percent compared with a rate of 91 percent as of December 31, 1998. Revenues from this market accounted for 26 percent of the Company's contract drilling revenues in 1999, 23 percent in 1998, and 13 percent in 1997.

In addition to the major drilling markets of the U.S. Gulf of Mexico, offshore West Africa, and the North Sea, the Company had one rig operating offshore Canada and another operating offshore Trinidad at December 31, 1999.

The following table sets forth the size and average utilization rate of the Company's active rig fleet for each of the past five years.

                                              1999   1998   1997   1996   1995
                                              ----   ----   ----   ----   ----
Rigs in service at year-end                   31     31     28     26     26
Average rig utilization                       76%    96%    99%    98%    99%


Backlog. The following tables show, for each of the Company's three principal types of drilling rigs and each major geographic area, the Company's revenue backlog and percentage of rig months committed for 2000 and 2001 and revenue backlog for later years, determined on the basis of executed contracts and other commitments as of December 31, 1999. The number of rigs of each type is indicated in parenthesis. Figures in the tables below include two drillships under construction, one of which is expected to enter service in the Gulf of Mexico in the second quarter of 2000 and one of which is expected to enter service offshore West Africa in the third quarter of 2000.

                                 2000                 2001
                         -------------------   -------------------
                                     % Rig                 % Rig
                                     Months                Months    Later    Total
                         Revenues  Committed   Revenues  Committed   Years   Revenues
                         --------  ---------   --------  ---------   -----   --------
                                                   ($ in millions)
Drillships (4)             $145       70%        $206       75%      $317     $  668
Semisubmersibles (6)        161       58%          57       19%        25        243
Jackups (23)                 97       34%           -        -          -         97
                           ----                  ----                ----     ------
  Total                    $403       42%        $263       13%      $342     $1,008
                           ====                  ====                ====     ======

-------------------
1 Industry utilization rates are derived from data published by Offshore Data Services and other information available to the Company. The Company has adjusted the numerator (rigs working) and denominator (rigs available) as reported by Offshore Data Services to include certain rigs which are under contract for non-drilling uses but which are able to compete with Company rigs and to exclude other rigs that, because of their location or other factors, do not compete with Company rigs.

                                2000                  2001
                        -------------------   --------------------
                                   % Rig                   % Rig
                                    Months                 Months    Later    Total
                       Revenues   Committed   Revenues   Committed   Years   Revenues
                       --------   ---------   --------   ---------   -----   --------
                                                  ($ in millions)
Gulf of Mexico (16)      $232         50%       $188        20%      $223     $  643
West Africa (8)            73         38%         75        13%       119        267
North Sea (5)              52         38%          -         -          -         52
Other (4)                  46         25%          -         -          -         46
                         ----                   ----                 ----     ------
  Total                  $403         42%       $263        13%      $342     $1,008
                         ====                   ====                 ====     ======

The contract drilling backlog at December 31, 1998 was $1.3 billion and included $68 million attributable to letters of intent or other customer commitments for which contracts had not yet been executed as of December 31.

Drilling Contracts and Major Customers. Contracts to employ the Company's drilling rigs extend over a specified period of time or the time required to drill a specified well or number of wells. While the final contract for employment of a rig is the result of negotiations between the Company and the customer, most contracts are awarded based upon competitive bidding.
The rates specified in drilling contracts are generally on a daily-rate ("dayrate") basis, payable in U.S. dollars, and vary depending upon the type of rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions, and other variables. Each contract provides for a basic dayrate during drilling operations, with lower rates or no payment for periods of equipment breakdown, adverse weather, or other conditions which may be beyond the Company's control. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed amounts, or no payment during the mobilization or demobilization. A contract may be terminated by the customer if the rig is destroyed or, in some cases, if drilling operations are suspended for a specified period of time due to a breakdown of major equipment, in the event of poor operational, safety, or environmental performance not remedied by the Company within a specified period, or if other events occur that are beyond either party's control.

The Company's offshore contract drilling business is subject to the usual risks associated with having a limited number of customers for its services. No single customer provided more than 10 percent of consolidated revenues in 1999, 1998, or 1997.

Drilling Management Services

The Company provides drilling management services priced primarily on a completed-project ("turnkey") basis through a wholly-owned subsidiary, Applied Drilling Technology Inc. ("ADTI"), and through Global Marine Integrated Services - Europe ("GMIS-E"), a division of one of the Company's foreign subsidiaries. ADTI operates primarily in the U.S. Gulf of Mexico, and GMIS-E operates in areas other than the U.S. Gulf of Mexico. Under a turnkey arrangement, each will assume responsibility for the design and execution of specific offshore drilling programs and deliver a logged or loggable hole to an agreed depth for a guaranteed price. Compensation is contingent upon satisfactory completion of the drilling program. Under the Company's turnkey drilling operations, the Company provides planning, engineering, and management services beyond the scope of its traditional contract drilling business and thereby assumes greater liability.

As of December 31, 1999, the Company had drilled 587 turnkey wells since commencing turnkey operations in 1980, including 76 in 1999, 77 in 1998, and 107 in 1997.

In addition to providing drilling management services on a turnkey basis, the Company offers services as a general contractor under arrangements variously described as "partnering," "full service contracting," and "integrated drilling services," among others.

As of December 31, 1999, the Company's drilling management services revenue backlog was approximately $53 million, all of which is expected to be realized in 2000. As of December 31, 1998, the drilling management services backlog was approximately $36 million.

Oil and Gas Operations

The Company conducts oil and gas exploration, development, and production activities through its wholly-owned subsidiary, Challenger Minerals Inc. ("CMI"). Such activities primarily include participation in the development and operation of properties for oil and gas production. In addition, the Company incurs through ADTI and other subsidiaries certain limited exploration and leasehold acquisition costs in connection with its turnkey drilling operations. Typically, the Company acquires a participation interest only in order to secure a turnkey drilling contract. Substantially all of the Company's oil and gas activities are conducted in the United States offshore Louisiana and Texas. Oil and gas operations accounted for approximately one percent of the Company's revenues in 1999.

Competition and Business Environment

Drilling contracts are, for the most part, awarded on a competitive-bid basis. An operator selecting a rig may consider, among other things, rig availability, quality of service and equipment, and price. Offshore drilling is a highly competitive business with numerous industry participants, none of which has a significant market share, which makes it difficult to raise prices. Recent mergers in the oil and gas industry have reduced the number of customers served by the Company and its competitors.

Offshore drilling is a highly cyclical business and may be impacted by oil and gas price levels and volatility. Worldwide military, political, and economic events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Some other factors which have affected and are likely to continue affecting oil and gas prices and, in turn, the level of demand for the Company's services, include demand for oil and gas worldwide, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels, the level of production by non-OPEC countries, domestic and foreign tax policies, and laws and governmental regulations which restrict exploration and development of oil and gas in various offshore jurisdictions.

Competition for the skilled labor required for deepwater operations has intensified as the number of deepwater rigs added to worldwide fleets or under construction has increased in the last few years. Although such competition has not materially affected the Company to date, the Company has found it more difficult to find qualified individuals, and the possibility exists that competition for skilled labor with deepwater expertise could limit the Company's results of operations.

Results of operations from the Company's drilling management services may be limited by certain factors, in particular the ability of the Company to find and retain qualified personnel and to obtain and successfully perform turnkey drilling contracts based on competitive bids. The Company's ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid. Accordingly, results of the Company's drilling management service operations may vary widely from quarter to quarter and from year to year.

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

The Company maintains insurance coverage against certain general and marine public liabilities, including liability for personal injury, in the amount of $200 million, subject to a self-insured retention of no more than $250,000 per occurrence. In addition, the Company's rigs and related equipment are separately insured under hull and machinery policies against certain marine and other perils resulting in property damage, subject to a self-insured retention generally of no more than $300,000 per occurrence. The Company's current practice is to insure each active rig for its market value; however, the Company's insurance does not cover all costs required to replace each rig with a newly constructed one.

In addition to hull and machinery coverage, the Company purchases business interruption insurance with respect to certain of its rigs. Business interruption coverage applies only to business interruptions as a result of losses insured under hull and machinery policies and is not available to the Company for interruptions arising from damages to "spud cans," which are the bases of legs of jackup rigs. The deductible for business interruption claims is 30 days. The decision to insure a rig against interruption risks is dependent on a number of factors, including dayrate and utilization levels, and no assurance can be made that the Company will continue to insure any of its rigs against such risks. All of the Company's rigs operating internationally are presently insured against loss due to war, including terrorism.

Although the Company's general and marine public liability policies cover liability for pollution under most circumstances, they do not cover liability for bringing a well under control following a blowout. In the case of turnkey drilling operations, the Company maintains insurance covering the cost of controlling wells, including any environmental damage resulting therefrom, the cost of cleanup, and the cost of redrilling ("well-control liabilities") in an amount not less than $30 million per occurrence, subject to a self-insured retention of $200,000 per occurrence. Under turnkey drilling contracts, the Company generally assumes the risk of the cost of well control, but on occasion the Company receives indemnification from the customer for such risk in excess of the $30 million insurance coverage. In many instances, however, the Company is not indemnified by its customers for well-control liabilities. Furthermore, the Company is not insured against certain drilling risks, such as stuck drill stem and loss of in-hole equipment not arising from an insured peril, that could result in delays or nonperformance of a turnkey drilling contract. With respect to the Company's offshore contract drilling operations, the Company is generally indemnified by its customers for any cost of well control. In any event, however, the Company maintains insurance against such liabilities in the amount of $50 million per occurrence, subject to a self-insured retention of $200,000 per occurrence.

The occurrence of a significant event, including pollution or environmental damage not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations, could materially and adversely affect the Company's operations and financial condition. Moreover, no assurance can be made that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. See "-- Governmental Regulations and Environmental Matters."

Foreign Operations

A significant portion of the Company's revenues is attributable to operations in foreign countries. Such activities accounted for 47 percent of the Company's consolidated revenues in both 1999 and 1998 and 35 percent in 1997. Risks associated with the Company's operations in foreign areas include risks of war and civil disturbance or other risks that may limit or disrupt markets, expropriation, nationalization, renegotiation or nullification of existing contracts, foreign exchange restrictions, foreign currency fluctuations, foreign taxation, changing political conditions, and foreign and domestic monetary policies. To date, the Company has experienced no material loss as a result of any of these factors. Additionally, the ability of the Company to compete in the international drilling market may be adversely affected by foreign governmental regulations favoring or requiring the awarding of drilling contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, foreign governmental regulations, which may in the future become applicable to the oil and gas industry, could reduce demand for the Company's services, or such regulations could directly affect the Company's ability to compete for customers.

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

The Company's operations are subject to numerous federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. For example, the Company, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the Outer Continental Shelf, is liable for damages and for the cost of removing oil spills for which it may be held responsible, subject to certain limitations. The Company's operations may involve the use or handling of materials that may be classified as environmentally hazardous substances. Laws and regulations protecting the environment have generally become more stringent, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault. The Company does not believe that environmental regulations have had any material adverse effect on its capital expenditures, results of operations, or competitive position to date and does not presently anticipate that any material expenditures will be required to enable it to comply with existing laws and regulations. It is possible, however, that modification of existing regulations or the adoption of new regulations in the future, particularly with respect to environmental and safety standards, could have such a material adverse effect on the Company's operations.

The U.S. Oil Pollution Act of 1990 ("OPA '90") and similar legislation enacted in Texas, Louisiana, and other coastal states address oil spill prevention and control and significantly expanded liability exposure across all spectrums of the oil and gas industry. The Company is of the opinion that it maintains sufficient insurance coverage to respond to the added exposures.

OPA '90 mandated increases in the amounts of financial responsibility that must be certified with respect to mobile offshore drilling units and offshore facilities (e.g., oil and gas production platforms, among others) located in U.S. waters. Operators of mobile offshore drilling units, together with operators of vessels, must provide evidence of financial responsibility based on a tonnage formula. The Company has complied with the requirement by providing evidence of adequate U.S.-based net worth. The Company's inability to comply with the rule in the future, however, could have a material adverse effect on its operations and financial condition. For 1999, 36 percent of the Company's contract drilling revenues was attributable to operations in U.S. waters, and, as of February 23, 2000, 14 of the Company's 31 active rigs were located in U.S. waters.

OPA '90 also requires lessees, permittees, or holders of a right of use of offshore facilities (including mobile offshore drilling rigs while attached to the ocean floor) to certify evidence of financial responsibility. This financial responsibility requirement varies from $10 million to $150 million per facility, with the actual requirement determined based on an estimate of the number of barrels of oil which could be spilled under a worst-case scenario. The Department of the Interior's Minerals Management Service is responsible for promulgating regulations implementing the financial responsibility requirements with respect to offshore facilities. The Company does not presently operate any offshore production platforms. The Company's offshore drilling operations in the Gulf of Mexico are largely dependent on oil and gas companies' drilling activities, which, in turn, ultimately depend on their ability to meet the OPA '90 financial responsibility requirements.

Employees

The Company had approximately 2,400 employees at December 31, 1999. The Company requires highly skilled personnel to operate its drilling rigs. In recognition of this, the Company conducts extensive personnel training and safety programs.

Executive Officers of the Registrant

The name, age as of December 31, 1999, and office or offices currently held by each of the executive officers of the Company are as follows:

     Name                  Age    Office or Offices
     ----                  ---    -----------------
     Robert E. Rose         61    Chairman, President and Chief Executive Officer
     C. Russell Luigs       66    Chairman of the Executive Committee
     Jon A. Marshall        48    Executive Vice President and Chief Operating Officer
     Thomas R. Johnson      51    Senior Vice President and Chief Administrative Officer
     James L. McCulloch     47    Senior Vice President, General Counsel and Assistant Secretary
     W. Matt Ralls          50    Senior Vice President, Chief Financial Officer and Treasurer
     Douglas C. Stegall     55    Vice President and Controller
     Douglas K. Vrooman     49    President of Applied Drilling Technology Inc.
     Marion M. Woolie       45    President of Global Marine Drilling Company


Officers serve for a one-year term or until their successors are elected and qualified to serve. Each executive officer's principal occupation has been as an executive officer of the Company for more than the past five years, with the exception of Messrs. Ralls, Rose, Stegall, and Woolie. Mr. Ralls has been the Company's Senior Vice President, Chief Financial Officer and Treasurer since January 1999, prior to which he was the Company's Vice President and Treasurer since 1997. Mr. Ralls served as Executive Vice President, Chief Financial Officer, and a director of Kelley Oil Corporation from 1990 to 1996, after which he was Vice President of Capital Markets and Corporate Development for The Meridian Resource Corporation. Mr. Rose has been the Company's Chairman since May 1999 and its President and Chief

Executive Officer since May 1998, prior to which he was President and Chief Executive Officer of Cardinal Services, Inc., an oil services company, since April 1998, and President and Chief Executive Officer of Diamond Offshore Drilling, Inc. and its predecessor, Diamond M Company, for more than a decade. Mr. Stegall has been the Company's Vice President and Controller since February 2000, prior to which he was Vice President and Controller of GMDC for more than five years. Mr. Woolie has been President of GMDC since 1998. He was GMDC's Vice President, Sales and Contracts, from 1997 to 1998, prior to which he was responsible for GMDC's North and South American sales.


ITEM 3.  LEGAL PROCEEDINGS

The Company is seeking to resolve a dispute with Sedco Forex Offshore ("Sedco") with respect to a bareboat charter agreement for the drilling rig, Glomar
Grand Banks. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in 1997. At issue are (i) the date of termination of the charter, (ii) the condition of the rig upon its return to the Company, and (iii) Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig was in the shipyard for repairs prior to its return to work for another customer. Sedco finished using the rig for drilling in May 1998, at which time the rig entered a shipyard to undergo the repairs at issue. The Company completed the repairs in October 1998 and mobilized the rig to the east coast of Canada, where it has been operating for another customer since December 1998. An arbitration hearing in respect of certain preliminary legal issues has been scheduled for May 2000. Full evidentiary hearings have been scheduled to begin in September 2000, and the Company expects that additional hearings will be required in 2001. Schlumberger Limited has issued a guaranty in favor of the Company in the amount of $140 million as security for any award ultimately handed down by the arbitration tribunal.

The Company has recorded a noncurrent receivable from Sedco in the amount of $56.7 million at December 31, 1999, consisting of $33.5 million of costs incurred in connection with rig repairs for which the Company contends Sedco is responsible and $23.2 million of dayrate revenue recognized in 1998 in connection with the arbitration ruling; however, the Company expects the total claim against Sedco to exceed these amounts.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1999.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $.10 par value per share, is listed on the New York Stock Exchange under the symbol "GLM." At January 31, 2000, there were 7,569 stockholders of record of the Common Stock. The high and low sales prices of the Common Stock as reported on the New York Stock Exchange Composite Transactions Tape for each full quarterly period within the past two years appear under "Consolidated Selected Quarterly Financial Data," which follows the notes to the consolidated financial statements.

The Company did not declare any dividends on its common stock in either 1999 or 1998. Subject to the preferential dividend rights of holders of the Company's preferred stock, if any, the holders of the Common Stock will be entitled to receive when, as, and if declared by the Board of Directors out of funds legally available therefor, all other dividends payable in cash, in property, or in shares of Common Stock. The Company does not intend to declare or pay dividends on the Common Stock in the foreseeable future, but reconsiders the declaration and payment of dividends from time to time.

ITEM 6.  SELECTED FINANCIAL DATA

                           GLOBAL MARINE INC. AND SUBSIDIARIES
                                    FIVE-YEAR REVIEW
                   (In millions, except per share and operational data)
                                               -------------------------------------------------
                                                 1999      1998      1997      1996      1995
                                               -------------------------------------------------
Financial Performance
Revenues:
  Contract drilling                            $  507.7  $  742.4  $  579.4  $  362.5  $  248.9
  Drilling management services                    275.0     416.0     480.5     305.3     209.3
  Oil and gas                                       8.3       3.8       7.2      12.9       9.8
                                               --------  --------  --------  --------  --------
    Total revenues                             $  791.0  $1,162.2  $1,067.1  $  680.7  $  468.0
                                               ========  ========  ========  ========  ========

Operating income:
  Contract drilling                            $  153.5  $  361.7  $  274.8  $  125.4  $   54.6
  Drilling management services                     13.3     (30.7)     50.0      27.9      17.3
  Oil and gas                                       2.0       0.3       2.1       6.8       3.4
  Corporate expenses                              (25.5)    (20.8)    (21.8)    (19.3)    (15.0)
                                               --------  --------  --------  --------  --------
    Total operating income                        143.3     310.5     305.1     140.8      60.3
                                               --------  --------  --------  --------  --------

Other income (expense):
  Interest expense                                (56.6)    (46.9)    (39.7)    (30.9)    (30.2)
  Interest capitalized                             25.9      17.2      20.9       2.6       5.6
  Interest income                                   2.7       3.3       7.7       6.2       4.7
  Other                                               -         -         -       1.0      14.7
                                               --------  --------  --------  --------  --------
    Total other income (expense)                  (28.0)    (26.4)    (11.1)    (21.1)     (5.2)
                                               --------  --------  --------  --------  --------

    Income before income taxes and
      extraordinary item                          115.3     284.1     294.0     119.7      55.1

Provision for income taxes:
  Current tax provision                             3.4      18.5      33.5       9.6       3.2
  Deferred tax provision (benefit)                 22.4      42.3     (54.6)    (70.0)        -
                                               --------  --------  --------  --------  --------
    Total income tax provision (benefit)           25.8      60.8     (21.1)    (60.4)      3.2
                                               --------  --------  --------  --------  --------

    Income before extraordinary item               89.5     223.3     315.1     180.1      51.9

  Extraordinary loss on extinguishment
    of debt, net                                      -         -      (4.5)        -         -
                                               --------  --------  --------  --------  --------
    Net income                                 $   89.5  $  223.3  $  310.6  $  180.1  $   51.9
                                               ========  ========  ========  ========  ========

Income per share before extraordinary item:
    Basic                                      $   0.51  $   1.29  $   1.84  $   1.07  $   0.31
    Diluted                                    $   0.51  $   1.27  $   1.79  $   1.03  $   0.31

Net income per share:
    Basic                                      $   0.51  $   1.29  $   1.81  $   1.07  $   0.31
    Diluted                                    $   0.51  $   1.27  $   1.76  $   1.03  $   0.31

Average common shares - Basic                     174.0     173.0     171.2     167.9     165.1
Average common shares - Diluted                   176.8     175.8     176.2     174.3     169.4
Dividends declared per common share            $      -  $      -  $      -  $      -  $      -
Capital expenditures                           $  448.1  $  637.7  $  580.3  $  118.3  $   73.5
Depreciation, depletion, and amortization (1)  $   88.8  $  103.9  $   55.1  $   40.9  $   31.0

Financial Position (end of year)
Working capital                                $   63.4  $  117.0  $  144.2  $  158.9  $  116.2
Properties and equipment, net                  $1,868.6  $1,512.1  $  999.0  $  477.4  $  386.6
Total assets                                   $2,264.5  $1,971.6  $1,421.9  $  807.8  $  563.0
Long-term debt, including capital lease
  obligation                                   $  955.3  $  768.4  $  417.3  $  241.6  $  225.0
Shareholders' equity                           $1,135.0  $1,040.4  $  805.6  $  459.1  $  269.0

Operational Data
Average rig utilization (2) (3)                     76%       96%       99%       98%       99%
Fleet average dayrate (4)                      $ 59,600  $ 71,100  $ 55,700  $ 38,000  $ 28,700
Number of active rigs (end of year) (3)              31        31        28        26        26
Turnkey wells drilled                                76        77       107        82        67
Turnkey well completions                             16         4         3         -         -
Number of employees (end of year)                 2,400     2,700     2,500     2,100     2,100

--------------------
(1)  In 1999 the Company increased the estimated useful lives of certain of its drilling rigs.  The effect of the change was to reduce 1999 depreciation expense by approximately $27.2 million.
(2)  The average rig utilization rate for a period is the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.
(3)  Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations.
(4)  Contract drilling revenues less non-rig related revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Summary

Operating income decreased by $167.2 million to $143.3 million in 1999 from $310.5 million in 1998. The decrease was primarily attributable to lower average rig utilization and dayrates for contract drilling, partly offset by the addition of three deepwater rigs to the contract drilling fleet since February 1998, lower depreciation resulting from an increase in estimated rig service lives, and lower fixed costs for drilling management services.

In 1998 operating income increased by $5.4 million to $310.5 million from $305.1 million in 1997. The increase was attributable to higher average contract drilling dayrates and the addition of five deepwater rigs to the contract drilling fleet since July 1997, partially offset by a loss for drilling management services. The drilling management services loss was primarily attributable to the fixed costs of rigs retained by the Company under term contracts and the downturn in shallow-water drilling activity.

Data relating to the Company's operations by business segment follows:

                                           Increase               Increase
                                   1999   (Decrease)     1998    (Decrease)    1997
                                   ----    --------      ----     --------     ----
                                                    ($ in millions)
Revenues:
  Contract drilling             $  517.7     (31%)    $  753.7       29%    $  584.7
  Drilling management              282.2     (33%)       421.5      (13%)      482.6
  Oil and gas                        8.3     118%          3.8      (47%)        7.2
  Less: Intersegment revenues      (17.2)      2%        (16.8)     127%        (7.4)
                                --------              --------              --------
                                $  791.0     (32%)    $1,162.2        9%    $1,067.1
                                ========              ========              ========

Operating income:
  Contract drilling             $  153.5     (58%)    $  361.7       32%    $  274.8
  Drilling management               13.3      na         (30.7)      na         50.0
  Oil and gas                        2.0     567%          0.3      (86%)        2.1
  Corporate expenses               (25.5)     23%        (20.8)      (5%)      (21.8)
                                --------              --------              --------
                                $  143.3     (54%)    $  310.5        2%    $  305.1
                                ========              ========              ========

The Company reported net income of $89.5 million for 1999 as compared with net income of $223.3 million for 1998 and $310.6 million for 1997. Net income for 1997 included a $4.5 million after-tax extraordinary charge in connection with the redemption of all $224 million of the Company's 12-3/4% Senior Secured Notes due 1999 (the "12-3/4% Notes") and a $45.0 million net credit to income taxes. The income tax adjustment consisted of a net credit to deferred taxes in connection with the recognition of the future tax benefits of net operating loss carryforwards, partially offset by charges to current and deferred taxes for the effects of a realignment of the Company's foreign operations. Excluding these unusual items, net income was $270.1 million for 1997.

Weak oil prices throughout 1998 and early 1999 caused most oil and gas producers to substantially reduce their 1999 drilling budgets as compared to 1998 levels. Industry utilization rates for offshore drilling rigs in most major worldwide markets have fallen from year-end 1998 levels, and spot market dayrates for most rig types in most geographic markets fell during the year to near cash break-even levels. By year-end 1999, dayrates in all but the North Sea had rebounded off their 1999 lows. At February 23, 2000, seven of the Company's thirty-one active rigs were idle, five of which had no immediate plans for work ("cold-stacked").

Since January 1999 oil prices have risen significantly as a result of production restraints by OPEC and certain non-OPEC countries and an improving outlook for foreign economic recovery, particularly in Asia.
In addition, natural gas prices have increased in anticipation of tighter supplies. Independent oil and gas companies increased their drilling activities in the U.S. Gulf of Mexico in the latter half of 1999, apparently in response to higher gas prices and improved access to capital markets. Recently, the Company has seen an improvement in dayrates in the U.S. Gulf of Mexico, which typically occurs when utilization rates for individual classes of rigs increase above a threshold level. Additionally, the Company has received an increased level of inquiries offshore West Africa, which in the past has marked the early signs of recovery. In the first quarter of 2000, the Company received a two-month contract offshore West Africa for a jackup rig that had been cold-stacked for about one year and letters of intent to contract one jackup offshore West Africa and the drillship in Peru. Drilling markets in the North Sea remain weak. While the North Sea market may or may not remain soft during 2000, activity in that region has historically increased as summer approaches. The North Sea market will likely be the last of the Company's three major markets to recover due to the seasonal and high-cost nature of operating in that region. Overall, the Company's outlook for the future is positive as oil company budget announcements and surveys of capital spending plans for 2000 suggest average increases of more than 10 percent over 1999 levels. The Company believes that if commodity prices remain in the current range, actual spending will exceed budgeted estimates.

The Company has under construction two dynamically-positioned, ultra-deepwater drillships, which are subject to two fully-defeased, 20-year capital leases. The Company expects to take delivery of the Glomar C.R. Luigs during the first quarter of 2000 and the Glomar Jack Ryan in the third quarter of 2000. The Glomar C.R. Luigs began sea trials on February 21, 2000, and the trials are currently scheduled to be completed on or about March 7, 2000, with delivery shortly thereafter. Both rigs are committed to multi-year contracts on delivery. The Company's deepwater fleet will total ten rigs with the addition of these two rigs.

During 1998 the Company added three deepwater rigs to the fleet -- the Glomar Celtic Sea semisubmersible in February, the Glomar Arctic IV semisubmersible in March, and the Glomar Explorer drillship in August. In July 1997 the Company added two deepwater rigs to the fleet, the Glomar Grand Banks and the Maersk Jutlander semisubmersibles. As of February 23, 2000, five of the Company's eight deepwater rigs were operating under contracts at dayrates higher than current market rates. One of these rigs completes its current contract in July 2000, one becomes available in December 2000, and one becomes available in each of 2001, 2002, and 2003.

The Company intends to take a pretax charge of approximately $5 million in the first quarter of 2000 in connection with a restructuring of operations comprised of a workforce reduction and consolidation of facilities. The pretax cost savings of the restructuring is estimated to be approximately $6 million on an annualized basis.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                                   Increase                Increase
                                           1999   (Decrease)     1998     (Decrease)      1997
                                          ------   --------     ------     --------      ------
                                            ($ in millions, except for fleet average dayrate)
Contract drilling revenues by area: (1)
  U.S. Gulf of Mexico                    $ 187.8     (30%)     $ 267.5        13%       $ 235.8
  North Sea                                134.5     (23%)       174.1       126%          77.0
  West Africa                               98.5     (55%)       218.8         4%         211.1
  Other                                     96.9       4%         93.3        53%          60.8
                                         -------               -------                  -------
                                         $ 517.7     (31%)     $ 753.7        29%       $ 584.7
                                         =======               =======                  =======

Average rig utilization (2)                  76%                   96%                      99%
Fleet average dayrate                    $59,600               $71,100                  $55,700

--------------------
(1)  Includes revenues earned from affiliates.
(2)  Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations.


Of the $236.0 million decrease in contract drilling revenues for 1999 compared to 1998, $180.8 million was attributable to a decrease in average dayrates, and $110.0 million was attributable to lower average rig utilization, partially offset by a $57.2 million increase attributable to the addition to the fleet of the Glomar Celtic Sea semisubmersible in February 1998, the Glomar Arctic
IV semisubmersible in March 1998, and the Glomar Explorer drillship in August 1998.

Of the $169.0 million increase in contract drilling revenues for 1998 compared to 1997, $120.2 million was attributable to fleet additions during 1997 and 1998, and $97.7 million was attributable to an increase in average dayrates, partially offset by a $23.0 million decrease attributable to lower average rig utilization and a $25.9 million decrease in non-dayrate revenues.

The mobilization of rigs between the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. During 1997 the Company mobilized one jackup from the U.S. Gulf of Mexico to Trinidad, one jackup from West Africa to California, and one jackup from the North Sea to offshore Argentina. During 1998 the Company mobilized one jackup from the U.S. Gulf of Mexico to the North Sea, one jackup from California to the North Sea, and one semisubmersible from the North Sea to the east coast of Canada. During 1999 the Company mobilized two jackups from West Africa to the U.S.
Gulf of Mexico, one jackup from the North Sea to the U.S. Gulf of Mexico, one drillship from West Africa to Peru, and one drillship from the U.S. Gulf of Mexico to West Africa.

In December 1998 the Company conducted an evaluation of the service lives of the rigs in its drilling fleet. Based on the results of the evaluation, effective January 1, 1999, the Company increased the estimated useful lives of its jackups and semisubmersibles to 30 years to better reflect their estimated economic lives. Prior to the change, jackups were depreciated over 25-year lives, and semisubmersibles generally were depreciated over 20-year lives. The effect of the change was to decrease 1999 depreciation expense by $27.2 million.

The Company's operating profit margin for contract drilling operations decreased to 30 percent in 1999 from 48 percent in 1998 and 47 percent in 1997. The decrease in operating profit margin in 1999 compared to 1998 was primarily the result of lower average rig utilization and dayrates. The increase in operating profit margin in 1998 compared to 1997 was attributable to higher average dayrates, partly offset by lower average rig utilization. Operating expenses decreased to $364.2 million in 1999 from $392.0 million in 1998 and $309.9 million in 1997. The decrease in operating expenses in 1999 compared to 1998 was primarily due to lower expenses in connection with the Company's cold-stacked rigs and lower depreciation resulting from the increase in rig lives. These declines were partly offset by the operating costs of the three rigs added to the fleet in 1998 and higher operating costs incurred on the Glomar Grand Banks, which, prior to December 1998, was being leased from the Company under a bareboat charter. Under a bareboat charter, the Company provides the customer with a rig, and the customer uses its own crews to operate the rig. The increase in operating expenses in 1998 compared to 1997 was attributable to higher depreciation and other operating costs in connection with the additions to the fleet, and higher labor and repairs and maintenance, among other factors.

As of February 23, 2000, fourteen of the Company's rigs were located in the U.S. Gulf of Mexico, eight were offshore West Africa, five were in the North Sea, and one was offshore each of Canada, Trinidad, Argentina, and Peru.

The Company averaged 95 percent utilization for its drilling rigs in the U.S. Gulf of Mexico for 1999, 96 percent for 1998, and 99 percent for 1997. As of February 23, 2000, all fourteen of the Company's rigs in the U.S. Gulf of Mexico were under contract or otherwise committed to a customer.

The Company's average utilization rate for its rigs located offshore West Africa was 48 percent for 1999, 94 percent for 1998, and 100 percent for 1997. As of February 23, 2000, five of the Company's eight rigs located offshore West Africa were operating under contracts, one was committed to a customer beginning in March, and two were idle.

The Company averaged 81 percent utilization for its rigs in the North Sea for 1999, 98 percent for 1998, and 100 percent for 1997. As of February 23, 2000, three of the Company's five rigs in the North Sea were under contract or otherwise committed to a customer, and two were idle.

The Company experienced some unanticipated rig downtime in January and February 2000 that will reduce pretax earnings in the first quarter of 2000 by approximately $5.2 million ($3.6 million after tax). The downtime was primarily related to repairs to the blowout preventer stack on the drillship Glomar Explorer, which is currently operating offshore West Africa.

Drilling Management Services

Drilling management services revenues decreased by $139.3 million to $282.2 million in 1999 from $421.5 million in 1998. The decrease in revenues consisted of a $109.8 million decrease attributable to lower average revenues per turnkey project and a $55.5 million decrease attributable to daywork and other revenues, partly offset by a $26.0 million increase attributable to an increase in the number of turnkey projects. The Company completed 92 turnkey projects in 1999 (76 wells drilled and 16 well completions) as compared to 81 turnkey projects in 1998 (77 wells drilled and 4 well completions).

Drilling management services revenues decreased by $61.1 million to $421.5 million in 1998 from $482.6 million in 1997. The decrease in revenues consisted of a $107.7 million decrease attributable to a reduction in the number of turnkey projects, partly offset by a $28.3 million increase attributable to higher average turnkey revenues per project and an $18.3 million increase attributable to daywork and other revenues. The Company completed 110 turnkey projects in 1997 (107 wells drilled and 3 well completions) as compared to the 81 projects in 1998.

Operating income increased by $44.0 million to $13.3 million in 1999 from a loss of $30.7 million in 1998, and operating income decreased by $80.7 million to a loss of $30.7 million in 1998 from income of $50.0 million in 1997. The poor performance in 1999 and 1998 as compared to 1997 was primarily attributable to the number of fixed-cost rigs under term contract to the Company. During 1999 and 1998, the Company was paying above-market rates for the use of as many as sixteen rigs under term contracts signed in late 1997 and early 1998, when market rates were higher. The incremental cost of these rigs above what they would have cost if contracted as needed on the spot market was estimated to be $11.8 million in 1999 and $57.2 million in 1998. By June 30, 1999, the Company had substantially fulfilled all obligations related to rigs contracted at above-market rates. Currently, the Company is contracting rigs as needed on a well-by-well basis.

In addition to the incremental costs of rigs under term contracts, at December 31, 1999, the Company recorded $3.0 million of estimated losses on turnkey projects that were expected to be completed during the first quarter of 2000 at a loss compared to $0.4 million at December 31, 1998. In addition, bad debt expense for drilling management services totaled $1.3 million in 1999, $11.3 million in 1998, and $0.8 million in 1997.

In June 1998 the Company suspended drilling a turnkey well after experiencing an underground blowout, which made it impossible to continue drilling. The Company was unable to successfully complete the well and in 1998 charged
$5.3 million of costs to income. In 1999 the Company received insurance recoveries in excess of the amount previously estimated, resulting in a $1.1 million favorable adjustment to income. Drilling management operating results for 1998 were favorably affected by downward revisions to estimates of the costs of wells completed in prior periods totaling $8.3 million.

Results of operations from the Company's drilling management services may be limited by certain factors, in particular the ability of the Company to find and retain qualified personnel and to obtain and successfully perform turnkey drilling contracts based on competitive bids. The Company's ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid, which in turn is influenced by market prices for oil and gas, among other factors. Accordingly, results of the Company's drilling management service operations may vary widely from quarter to quarter and from year to year.

Other Income and Expense

General and administrative expenses were $23.6 million in 1999, $19.1 million in 1998, and $20.5 million in 1997. The increase in general and administrative expenses from 1998 to 1999 was primarily due to increases in professional fees and compensation expense. The increase in compensation expense was primarily related to a stock-based compensation plan, which is based on Company performance over rolling three-year periods and the market price of the Company's common stock at each year end. The decrease in general and administrative expenses from 1997 to 1998 was due to lower costs in connection with the stock-based compensation plan, partially offset by higher compensation and severance, among other costs.

Interest expense was $56.6 million for 1999, $46.9 million for 1998, and $39.7 million for 1997. The increases in interest expense were primarily attributable to higher debt incurred to finance the upgrade, acquisition, conversion, and construction of rigs, partially offset in 1998 by lower effective interest rates due to the redemption of the 12-3/4% Notes in December 1997.

The Company capitalized interest expense of $25.9 million in 1999, $17.2 million in 1998, and $20.9 million in 1997 in connection with the construction and conversion of rigs.

Interest income decreased to $2.7 million in 1999 from $3.3 million in 1998 and $7.7 million in 1997. The decreases were primarily due to lower levels of cash and short-term investments.

The Company's effective income tax rate for financial reporting purposes was approximately 22 percent in 1999 and 21 percent in 1998, which was lower than the U.S. federal statutory rate of 35 percent. These lower effective rates were primarily the result of the Company's foreign subsidiaries' earnings being permanently reinvested abroad and taxed at foreign rates, which were generally lower than the U.S. federal income tax rate. Because of the differences between U.S. and foreign tax rates, the Company's future effective income tax rate can be expected to fluctuate as the relative amounts of the Company's foreign and U.S. earnings fluctuate. The Company intends to permanently reinvest outside the United States its foreign subsidiaries' earnings that are not otherwise subject to U.S. taxation, and, as a result, the Company does not expect to incur nor does it intend to provide for any deferred federal income taxes on such foreign earnings. Although the Company is confident of its positions taken on its tax returns, the Company cannot guarantee that its positions will never be challenged or that, if challenged, the Company will prevail.

In 1997 the Company reduced a valuation allowance pertaining to the value of future tax benefits of net operating loss ("NOL") carryforwards and other deferred tax assets recorded on its balance sheet. The Company reduced the valuation allowance based on its expectation that it will be able to realize the tax benefits of certain NOL carryforwards prior to their expiration. The effect of reducing the valuation allowance was to significantly reduce income tax expense in 1997.

At December 31, 1999, the balance of the Company's net deferred tax asset recorded on its balance sheet was $90.7 million. The Company's ability to realize the entire benefit of this deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates.

Liquidity and Capital Resources

Financing and Investing Activities

In February and March 1998, the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically-positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively. Pursuant to two fully-defeased long-term lease agreements, the Company has novated the construction contracts for the drillships to two financial institutions, which now own the drillships and will lease them to the Company. The Company retained its role as construction supervisor and its responsibility to pay on behalf of the lessors, or provide for the lessors' payment of, all amounts required under the terms of the contracts, including payments for all approved change orders.

In October 1999 the Company received a claim from the Shipbuilder alleging breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment, and design change orders. In its claim, the Shipbuilder also requested additional compensation for increases in the drillships' steel weight. The amount of the Shipbuilder's claim in excess of the contract price totals GBP133 million ($216 million). With the exception of a small portion of the steel-weight claim, the Company believes that the claim is totally without merit.

In accordance with the contracts, the claim will be resolved through arbitration in London.

Because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships, in November 1999 the Company agreed to provide additional funding to the Shipbuilder to ensure completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement").

Under the terms of the Funding Agreement, the Company released two cash collateralized letters of credit, giving the Shipbuilder access to $40 million of its own funds. In addition, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, GBP57 million ($93 million) above the drillships' $315 million contract price. The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reach GBP65 million ($106 million). As of February 29, 2000, the Company had advanced GBP57 million ($93 million) under the Funding Agreement. If the maximum advances of GBP65 million are made by the Company, the Shipbuilder's parent, Fred. Olsen Energy ASA, has agreed to provide all additional funds necessary to keep the Shipbuilder solvent and working in an expeditious and diligent manner and to enable it to deliver the two completed drillships. In addition, the parent will guarantee up to GBP3 million ($4.9 million) of the Shipbuilder's warranty with respect to the two drillships.

The Funding Agreement did not settle any portion of the Shipbuilder's claim of GBP133 million ($216 million). The agreement provides that the Shipbuilder will repay to the Company amounts advanced under the Funding Agreement to the extent the amount of the advanced funds exceeds any arbitration award in favor of the Shipbuilder; the Funding Agreement also provides the Company shall pay the Shipbuilder to the extent an arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

The Company's original cash outlay projection for the two new drillships totaled $660 million, inclusive of the $315 million Shipbuilder contract price. The Company estimates that if it were to fund the maximum GBP65 million ($106 million) under the Funding Agreement, and if none of that amount were to be refunded, its projected cash outlays in connection with construction of the drillships, including payments to the Shipbuilder, the costs of owner-furnished equipment, financing and engineering, and all other costs, net of the lease benefits, would total approximately $728 million. This represents a ten percent increase over the Company's original cash outlay projection. Of the $728 million, the Company has spent $653 million, including $36 million of capitalized interest, through January 31, 2000. The Company expects to spend an additional $75 million, including $19 million of capitalized interest, over the remainder of 2000 in connection with the construction of the two drillships.

The Company does not expect the Funding Agreement to materially impact its future earnings and believes that its existing credit facilities are adequate to fund completion of the drillships in accordance with the agreement. In addition, the Funding Agreement is not expected to further delay the drillships' delivery dates beyond the first quarter of 2000 for the Glomar C.R. Luigs and the third quarter of 2000 for the Glomar Jack Ryan. These delayed delivery dates are not anticipated to have a material effect on the drillships' operating contracts with customers, other than to delay their commencement. The Company estimates that the resulting delay in the commencement of operations under the contracts will reduce projected cash flow in 2000 by approximately $40 million.

The first of the new drillships, the Glomar C.R. Luigs, is under contract to two customers for a total period of three years following delivery. The first customer also has two one-year options following the three-year period. Total revenues to be generated over the three-year period after delivery are approximately $227 million. The second of the two drillships, the Glomar Jack Ryan, has a three-year contract that is expected to generate revenues of approximately $225 million.

Significant financing and investing activities, other than construction of the drillships, during the three-year period ended December 31, 1999, were as follows:

     . July 1997 - Increased the Company's revolving bank credit facility to $250 million from $100 million.
     . July 1997 - Purchased two deepwater semisubmersibles, the Maersk Vinlander and Maersk Jutlander, for a combined purchase price of $250 million in cash. The Maersk Vinlander was subsequently renamed the Glomar Grand Banks.
     . September 1997 - Issued $300 million of 7-1/8% Notes due 2007 and used part of the proceeds to pay all amounts outstanding under the $250 million credit facility.
     . December 1997 - Redeemed the entire outstanding balance of the 12-3/4% Senior Secured Notes due 1999 in the amount of $223.9 million using the remainder of the proceeds from the 7-1/8% Note offering, together with $100 million drawn under the bank credit facility.
     . January 1998 - Entered into a one-year unsecured $150 million revolving bank credit facility, bringing the total amount available for borrowings under all committed credit facilities to $390 million. The $150 million credit facility was subsequently extended to October 2000.
     . February 1998 - Completed the conversion of the Glomar Celtic Sea semisubmersible and placed it into service in the U.S. Gulf of Mexico under a three-year, $164 million contract.
     . March 1998 - Purchased the deepwater semisubmersible, Stena Forth, for $150 million with borrowings under revolving bank credit facilities. The Stena Forth was subsequently renamed the Glomar Arctic IV.
     . March 1998 - Entered into an agreement to purchase from Transocean ASA the remaining 43.4 percent interest in the partnership operating the Glomar Adriatic V, Glomar Adriatic VI, and Glomar Adriatic VII for $20.3 million in cash.
     . May 1998 - Issued $300 million of 7% Notes due 2028 and used the proceeds to pay down amounts outstanding under the Company's bank credit facilities.
     . August 1998 - Completed the conversion of the Glomar Explorer drillship and placed it into service in the U.S. Gulf of Mexico under a five-year, $268 million contract.
     . August 1999 - Initiated a commercial paper program under which the Company may issue up to $350 million of debt at rates generally more favorable than the rates available under the Company's revolving bank credit facilities.

Cash Flows

In 1999 cash flow provided by operating activities amounted to $271.9 million. An additional $194.9 million was provided from borrowings under the Company's bank credit facilities and commercial paper program (net of payments), $6.4 million was provided from sales of properties and equipment, and $3.4 million was provided from exercises of employee stock options. From the $476.6 million sum of cash inflows, $448.1 million was used for capital expenditures, and $2.1 million was used for other purposes.

In 1998 cash flow provided by operating activities amounted to $258.0 million. An additional $292.9 million was provided from issuance of the 7% Notes (after deduction for discount, underwriting fees, and issue costs), $55.0 million was provided from borrowings under the Company's revolving bank credit facilities (net of payments), $4.4 million was provided from exercises of employee stock options, $3.7 million was provided from sales of properties and equipment, and $1.7 million was provided from maturities of marketable securities (net of purchases). From the $615.7 million sum of cash inflows, plus available cash, $637.7 million was used for capital expenditures.

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

Future Cash Requirements

As of December 31, 1999, the Company had long-term debt of $963.2 million, including current maturities of $7.9 million, and shareholders' equity of $1,135.0 million. Long-term debt at December 31 consisted of $299.5 million (net of discount) of 7-1/8% Notes due 2007, $296.3 million (net of discount) of 7% Notes due 2028, $235.9 million of commercial paper, $114.0 million of borrowings under bank credit facilities, and a $17.5 million capital lease obligation.

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

Capital expenditures for 2000 are estimated to be $149 million, including $77 million in connection with construction of the two new drillships, $45 million for improvements to the remainder of the drilling fleet, $23 million for capitalized interest, and $4 million for other capital expenditures.

Sources of Liquidity

As of December 31, 1999, the Company had $83.3 million of cash and cash equivalents and $40.1 million available for borrowings under committed revolving bank credit facilities and the commercial paper program. As of December 31, 1998, the Company had $56.9 million in cash, cash equivalents, and marketable securities.

In 1998 the Company filed with the U.S. Securities and Exchange Commission a registration statement on Form S-3 under which, together with a previous registration statement on Form S-3, the Company may offer to sell from time to time (i) unsecured debt securities consisting of notes, debentures, or other evidences of indebtedness, (ii) shares of preferred stock, $.01 par value per share, and/or (iii) shares of common stock, $.10 par value per share, for an aggregate initial public offering price not to exceed $500 million. The amount of securities available for issuance was reduced from $500 million to $200 million as a result of the issuance of the $300 million of 7% Notes in 1998. There is no assurance that the Company could raise capital on acceptable terms using its shelf registration.

The Company believes it will be able to meet all of its current obligations, including capital expenditures and debt service, from its existing bank credit facilities, its cash flow from operations, and its cash and cash equivalents.

Year 2000 Readiness Disclosure

The "Year 2000" problem refers to the inability of certain computer systems and other equipment with embedded chips or processors (collectively "Business Systems") to correctly interpret the century from a date in which the year is represented by only two digits. Business Systems which are not Year 2000 ready may not be able to correctly process certain data, or in extreme situations, may cause a system to be disabled or fail to function reliably. As of February 29, 2000 the Company has not experienced any Year 2000 disruptions or failures in its Business Systems, and is not aware of any disruptions or failures with its significant customers, suppliers, and business partners. Total costs incurred by the Company in connection with the Year 2000 issue were approximately $0.8 million.

Forward-Looking Statements

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our expectations for future Company performance and earnings; our projections regarding the costs of rigs that are under construction, the financing of those costs, the dates the rigs will be delivered and enter service and the impact thereof, the rigs' capabilities once they enter service, and the revenues expected to be generated by the rigs; our expectations regarding the impact of the Funding Agreement and amounts to be received thereunder; our expectations regarding the dates by which rigs will complete their commitments and by which revenue backlog will be realized; our expectations regarding the sufficiency of and reimbursements under the Company's insurance coverages; our expectations regarding disputed amounts of rig repair costs and dayrate revenue that can be claimed and collected by the Company; our views regarding the timing of a market recovery in various drilling markets and the amounts and timing of capital spending increases by our customers; our expectations regarding future income tax rates, liabilities and benefits and future capital expenditures; our views on the merits of claims against the Company; our belief in the Company's ability to meet its current obligations; and other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to, changes in capital markets that affect our ability to obtain financing to fund our growth; changes in the markets for oil and gas and for offshore drilling services, including decreases in demand for the Company's services which may result from curtailments of oil and gas operators' drilling programs due to changes in oil or gas prices; the uncertainties inherent in dealing with other parties and resolving disputed matters through negotiation, arbitration, litigation, or by other means; changing tax laws and regulations, as well as changing interpretations of such laws and regulations; the risks of operating in international markets, including changes in political, economic, trade, and regulatory climates; unanticipated costs or delays in the Company's construction projects due to things such as price inflation, contract disputes, design and engineering problems, regulatory requirements, and labor difficulties; competitive and technological changes that affect our ability to market our services competitively and cost effectively; the operational risks and uncertainties inherent in offshore oil and gas drilling, particularly on a turnkey basis; and such other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

The Company disclaims any obligation or undertaking to disseminate any updates or revisions to its statements, forward-looking or otherwise, to reflect changes in the Company's expectations or any change in events, conditions, or circumstances on which any such statements are based.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's earnings and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical ten-percent increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent increase.

The Company estimates that if prevailing market interest rates had been ten percent higher throughout 1999 and 1998, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by $1.1 million in 1999 and $1.0 million in 1998. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher at year-end 1999 and 1998, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by $33.3 million (6.1 percent) at December 31, 1999 and $35.9 million (6.2 percent) at December 31, 1998. The Company does not, for the most part, actively manage its interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Global Marine Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Global Marine Inc. and subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 29, 2000

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       (In millions, except per share data)

                                                    Year Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
Revenues:
  Contract drilling                              $  507.7  $  742.4  $  579.4
  Drilling management                               275.0     416.0     480.5
  Oil and gas                                         8.3       3.8       7.2
                                                 --------  --------  --------
    Total revenues                                  791.0   1,162.2   1,067.1

Expenses:
  Contract drilling                                 271.1     280.4     252.9
  Drilling management                               261.5     446.4     430.2
  Oil and gas                                         2.7       1.9       3.3
  Depreciation, depletion, and amortization          88.8     103.9      55.1
  General and administrative                         23.6      19.1      20.5
                                                 --------  --------  --------
                                                    647.7     851.7     762.0
                                                 --------  --------  --------
    Operating income                                143.3     310.5     305.1

Other income (expense):
  Interest expense                                  (56.6)    (46.9)    (39.7)
  Interest capitalized                               25.9      17.2      20.9
  Interest income                                     2.7       3.3       7.7
                                                 --------  --------  --------
    Total other income (expense)                    (28.0)    (26.4)    (11.1)
                                                 --------  --------  --------
    Income before income taxes and
      extraordinary item                            115.3     284.1     294.0

Provision (benefit) for income taxes:
  Current income tax provision                        3.4      18.5      33.5
  Deferred income tax provision (benefit)            22.4      42.3     (54.6)
                                                 --------  --------  --------
    Total provision (benefit) for income taxes       25.8      60.8     (21.1)
                                                 --------  --------  --------

  Income before extraordinary item                   89.5     223.3     315.1
  Extraordinary loss on extinguishment of
    debt, net of income tax benefit of $2.4             -         -      (4.5)
                                                 --------  --------  --------
    Net income                                   $   89.5  $  223.3  $  310.6
                                                 ========  ========  ========

Basic earnings per common share:
  Before extraordinary item                      $   0.51  $   1.29  $   1.84
  Extraordinary loss on extinguishment
    of debt, net                                        -         -     (0.03)
                                                 --------  --------  --------
    Basic earnings per common share              $   0.51  $   1.29  $   1.81
                                                 ========  ========  ========

Diluted earnings per common share:
  Before extraordinary item                      $   0.51  $   1.27  $   1.79
  Extraordinary loss on extinguishment
    of debt, net                                        -         -     (0.03)
                                                 --------  --------  --------
    Diluted earnings per common share            $   0.51  $   1.27  $   1.76
                                                 ========  ========  ========

                  See notes to consolidated financial statements.

                           GLOBAL MARINE INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                     ($ in millions)

                                          ASSETS
                                                              December 31,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
Current assets:
  Cash and cash equivalents                               $   83.3    $   56.9
  Accounts receivable, less allowance for doubtful
    accounts of $4.1 in 1999 and $4.2 in 1998                101.1       163.0
  Costs incurred on turnkey drilling contracts
    in progress                                               12.9         6.6
  Future income tax benefits                                     -        20.0
  Prepaid expenses                                            11.2        15.6
  Other current assets                                         4.5         7.3
                                                          --------    --------
      Total current assets                                   213.0       269.4

Properties and equipment:
  Rigs and drilling equipment, less accumulated
    depreciation of $450.2 in 1999 and $371.9 in 1998      1,225.8     1,262.6
  Construction in progress                                   632.2       236.8
  Oil and gas properties, full-cost method, less
    accumulated depreciation, depletion, and
    amortization of $16.3 in 1999 and $24.3 in 1998           10.6        12.7
                                                          --------    --------
      Net properties and equipment                         1,868.6     1,512.1

Future income tax benefits                                    90.7        89.8
Other assets                                                  92.2       100.3
                                                          --------    --------
      Total assets                                        $2,264.5    $1,971.6
                                                          ========    ========

                  See notes to consolidated financial statements.

                        GLOBAL MARINE INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                 ($ in millions)

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Current liabilities:
  Current maturities of long-term debt                      $    7.9  $      -
  Accounts payable                                              94.0      99.0
  Accrued compensation and related employee costs               21.6      22.5
  Accrued income taxes                                           6.1      12.2
  Accrued interest                                              10.7       9.3
  Other accrued liabilities                                      9.3       9.4
                                                            --------  --------
    Total current liabilities                                  149.6     152.4

Long-term debt                                                 937.8     750.7
Capital lease obligation                                        17.5      17.7
Other long-term liabilities                                     24.6      10.4
Commitments and contingencies (Note 4)                             -         -

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million shares
    authorized, no shares issued or outstanding                    -         -
  Common stock, $0.10 par value, 300 million shares
    authorized,174,421,339 shares and 173,368,384
    shares issued and outstanding at December 31, 1999
    and 1998, respectively                                      17.4      17.3
  Additional paid-in capital                                   328.6     321.5
  Retained earnings                                            791.1     701.6
  Accumulated other comprehensive loss                          (2.1)        -
                                                            --------  --------
    Total shareholders' equity                               1,135.0   1,040.4
                                                            --------  --------
   Total liabilities and shareholders' equity               $2,264.5  $1,971.6
                                                            ========  ========

                   See notes to consolidated financial statements.

                          GLOBAL MARINE INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (In millions)
                                                               Year Ended December 31,
                                                            ----------------------------
                                                              1999      1998      1997
                                                            --------  --------  --------
Cash flows from operating activities:
  Net income                                                $  89.5   $ 223.3   $ 310.6
  Adjustments to reconcile net income to net
   cash flow provided by operating activities:
     Depreciation, depletion, and amortization                 88.8     103.9      55.1
     Deferred income taxes                                     22.4      42.3     (54.6)
     Extraordinary loss on debt extinguishment, net               -         -       4.5
     Decrease (increase) in accounts receivable                61.1     (13.3)    (49.6)
     Decrease (increase) in noncurrent receivables              8.0     (67.7)        -
     Decrease (increase) in other current assets                7.5      (9.7)     (2.3)
     Increase in accrued interest                               1.4       2.7       5.4
     (Decrease) increase in accounts payable                   (5.0)    (16.5)     62.0
     (Increase) decrease in costs incurred on
       turnkey drilling contracts in progress                  (6.3)      5.1      (0.9)
     (Decrease) increase in other accrued liabilities          (6.6)    (14.2)     31.2
     Other, net                                                11.1       2.1      (2.1)
                                                            -------   -------   -------
         Net cash flow provided by operating activities       271.9     258.0     359.3

Cash flows from investing activities:
  Capital expenditures                                       (448.1)   (637.7)   (580.3)
  Proceeds from sales of properties and equipment               6.4       3.7       3.6
  Proceeds from maturities of held-to-maturity securities         -       2.8      46.6
  Purchases of held-to-maturity securities                     (0.3)     (1.1)    (20.8)
                                                            -------   -------   -------
         Net cash flow used in investing activities          (442.0)   (632.3)   (550.9)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                    604.0     621.0     599.3
  Reductions of long-term debt                               (409.1)   (270.0)   (429.5)
  Proceeds from exercises of employee stock options             3.4       4.4      10.0
  Other                                                        (1.8)     (3.1)     (2.2)
                                                            -------   -------   -------
         Net cash flow provided by financing activities       196.5     352.3     177.6
                                                            -------   -------   -------

Increase (decrease) in cash and cash equivalents               26.4     (22.0)    (14.0)
Cash and cash equivalents at beginning of year                 56.9      78.9      92.9
                                                            -------   -------   -------
Cash and cash equivalents at end of year                    $  83.3   $  56.9   $  78.9
                                                            =======   =======   =======
Supplemental cash flow information:
  Interest paid, net of amounts capitalized                 $  26.2   $  23.9   $   8.8
  Income taxes paid, net of refunds                         $   9.4   $  25.9   $  18.1


                   See notes to consolidated financial statements.

                                     GLOBAL MARINE INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              ($ in millions)


                                                                                                 Accumulated
                                                Common Stock           Additional                    Other
                                         ---------------------------     Paid-in    Retained    Comprehensive
                                            Shares        Par Value      Capital    Earnings    Income (Loss)      Total
                                         -----------     -----------   ----------   --------    -------------    ---------
Balance at December 31, 1996             169,440,569        $ 16.9       $274.5      $167.7                      $  459.1
  Net income                                       -             -            -       310.6                         310.6
  Exercise of employee stock options       2,636,527           0.3         10.3           -                          10.6
  Stock issued under other employee
    benefit plans                            149,588             -          3.1           -                           3.1
  Stock canceled                             (23,899)            -         (0.5)          -                          (0.5)
  Income tax benefit from stock option
    exercises                                      -             -         22.7           -                          22.7
                                         -----------        ------       ------      ------                      --------
Balance at December 31, 1997             172,202,785          17.2        310.1       478.3                         805.6
  Net income                                       -             -            -       223.3                         223.3
  Exercise of employee stock options         991,018           0.1          4.4           -                           4.5
  Stock issued under other employee
    benefit plans                            178,162             -          4.4           -                           4.4
  Stock canceled                              (3,581)            -         (0.1)          -                          (0.1)
  Income tax benefit from
    stock option exercises                         -             -          2.7           -                           2.7
                                         -----------        ------       ------      ------                      --------
Balance at December 31, 1998             173,368,384          17.3        321.5       701.6                       1,040.4
  Net income                                       -             -            -        89.5                          89.5
  Minimum pension liability                        -             -            -           -         $(2.3)           (2.3)
  Unrealized gains on securities                   -             -            -           -           0.2             0.2
                                                                                                                 --------
    Comprehensive income                           -             -            -           -             -            87.4
  Exercise of employee stock options         996,952           0.1          3.4           -             -             3.5
  Stock issued under other employee
    benefit plans                             82,187             -          0.7           -             -             0.7
  Stock canceled                             (26,184)            -         (0.3)          -             -            (0.3)
  Income tax benefit from stock option
    exercises                                      -             -          3.3           -             -             3.3
                                         -----------        ------       ------      ------         -----        --------
Balance at December 31, 1999             174,421,339        $ 17.4       $328.6      $791.1         $(2.1)       $1,135.0
                                         ===========        ======       ======      ======         =====        ========

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

Prior to January 1, 1999, jackup drilling rigs were depreciated over lives of 25 years, with salvage values of $0.5 million per rig. Semisubmersible drilling rigs and drillships, other than the Glomar Explorer, were depreciated over lives ranging from 10 to 20 years, with salvage values of $1.0 million per rig. Effective January 1, 1999, the Company increased the estimated useful lives of its jackups and semisubmersibles to 30 years. The effect of the change was to decrease 1999 depreciation expense by approximately $27.2 million.

The Glomar Explorer is being depreciated over the remainder of its 30-year lease (from the date it entered service following its conversion to a drillship), or approximately 28 years, with no salvage value.

Rigs and drilling equipment included $246.8 million of assets recorded under capital lease at December 31, 1999 (inclusive of $230.8 million of leasehold improvements and capitalized interest), and $241.1 million at December 31, 1998 (inclusive of $225.1 million of leasehold improvements and capitalized interest). Construction in progress at December 31, 1999 and 1998 included $628.5 million and $234.3 million, respectively, of assets subject to capital leases. Accumulated amortization of asset under capital lease totaled $12.1 million at December 31, 1999 and $3.3 million at December 31, 1998.

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

The Company may be exposed to the risk of foreign currency exchange losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company attempts to lessen the impact of exchange rate changes by requiring customer payments to be primarily in U.S. dollars, by keeping foreign cash balances at minimal levels, and by not speculating in foreign currencies. The Company incurred a net foreign currency transaction gain of $0.1 million in 1999 and a net foreign currency transaction loss of $0.6 million in each of 1998 and 1997.

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


Note 2 - Investments

At December 31, 1999 and 1998, the Company had investments in debt securities that were classified as held-to-maturity and carried at amortized cost. Fair value of such investments at December 31 by major type and by balance sheet classification are presented in the following table:

                                                     1999         1998
                                                    ------       ------
                                                       (In millions)
      Money market funds                            $57.5         $38.0
      Commercial paper                               11.7           2.0
      Repurchase agreements                           4.4           0.2
      Eurodollar time deposits                        0.3             -
                                                    -----         -----
                                                    $73.9         $40.2
                                                    =====         =====

      Cash and cash equivalents                     $73.6         $40.2
      Other current assets                            0.3             -
                                                    -----         -----
                                                    $73.9         $40.2
                                                    =====         =====

The fair value of investments in debt securities approximated their carrying value; therefore, there were no unrealized holding gains or losses as of December 31, 1999 or 1998. All investments in debt securities at December 31, 1999 and 1998 had remaining maturities of three months or less.

In addition, the Company had other investments in debt and equity securities classified as available-for-sale held in connection with certain nonqualified pension plans. These investments, which were included in other assets at December 31, are disclosed in the table which follows:

                                                1999                         1998
                                     --------------------------    --------------------------
                                            Unrealized    Fair            Unrealized    Fair
                                     Cost   Gain (Loss)   Value    Cost   Gain (Loss)   Value
                                     ----   ----------    -----    ----   ----------    -----
                                                          (In millions)
      Fixed income mutual funds     $ 4.3      $(0.1)     $ 4.2   $ 1.0      $   -      $ 1.0
      Equity mutual funds             3.5        0.3        3.8       -          -          -
      Money market mutual funds         -          -          -     4.8          -        4.8
      Stock and bond mutual fund        -          -          -     0.9          -        0.9
                                    -----      -----      -----   -----      -----      -----
                                    $ 7.8      $ 0.2      $ 8.0   $ 6.7      $   -      $ 6.7
                                    =====      =====      =====   =====      =====      =====

Note 3 - Long-term Debt

Long-term debt as of December 31 consisted of the following:

                                                              1999       1998
                                                             ------     ------
                                                               (In millions)

7-1/8% Notes due 2007, net of unamortized discount of
  $0.5 million at December 31, 1999 and 1998                 $299.5     $299.5
7% Notes due 2028, net of unamortized discount of $3.7
  million at December 31, 1999 and $3.8 million at
  December 31, 1998                                           296.3      296.2
Commercial paper                                              235.9          -
Borrowings under bank credit facilities                       114.0      155.0
                                                             ------     ------
    Total long-term debt, including current maturities        945.7      750.7
Less current maturities                                         7.9          -
                                                             ------     ------
    Long-term debt                                           $937.8     $750.7
                                                             ======     ======

In August 1999 the Company initiated a commercial paper program under which unsecured debt may be issued at rates generally more favorable than the rates available under the Company's revolving bank credit facilities. As of December 31, 1999, the weighted average annual interest rate applicable to borrowings under the commercial paper program was 6.668 percent. Borrowings under the commercial paper program have been classified as noncurrent because the Company has the ability and the intent to refinance the obligations beyond 2000.

The Company has two committed, unsecured revolving bank credit facilities consisting of a $240 million facility expiring December 2002 and a $150 million facility expiring October 2000. Any amounts outstanding under the $150 million facility upon expiration can be converted into a two-year term loan. The weighted average annual interest rate on borrowings under all bank credit facilities was 6.983 percent at December 31, 1999, as compared to
5.876 percent at December 31, 1998. Aggregate borrowings under the two committed revolving bank credit facilities and the commercial paper program are limited to $390 million.

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

Note 4 - Commitments and Contingencies

At December 31, 1999, the Company had under operating leases office space and equipment with remaining terms ranging from approximately one to eight years. Some of the leases may be renewed at the Company's option, and some are subject to rent revisions based on the Consumer Price Index or increases in building operating costs. In addition, at December 31, 1999, the Company had under capital lease the Glomar Explorer drillship through 2026. Rent expense was $69.3 million for 1999, $213.6 million for 1998, and $149.2 million for 1997. Included in rent expense was the rental of offshore drilling rigs used in the Company's turnkey operations totaling $63.0 million for 1999, $207.1 million for 1998, and $144.6 million for 1997.

Future minimum rental payments with respect to the Company's lease obligations as of December 31, 1999 were as follows:

                                                           Capital   Operating
                                                            Lease      Leases
                                                           -------   ---------
                                                              (In millions)
     Year ended December 31:
      2000                                                  $ 1.8       $ 4.0
      2001                                                    1.8         3.8
      2002                                                    1.8         2.9
      2003                                                    1.8         2.7
      2004                                                    1.8         2.6
      Later years                                            38.7         2.4
                                                            -----       -----
     Total future minimum rental payments                    47.7       $18.4
                                                                        =====
     Less amount representing imputed interest               28.4
                                                            -----
     Present value of future minimum rental payments
       under capital lease                                   19.3
     Less current portion included in accrued liabilities     1.8
                                                            -----
     Long-term capital lease obligation                     $17.5
                                                            =====

In 1998 the Company entered into agreements with Harland and Wolff Shipbuilding and Heavy Industries, Ltd. (the "Shipbuilder") for the construction of two dynamically-positioned ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan. In December 1998 the
Company novated the contracts for the construction of the Glomar C.R.
Luigs and the Glomar Jack Ryan to leasing subsidiaries of Lloyds Bank
Plc and Barclays Bank Plc, respectively (the "Lessors"), placing ownership of the drillships with the Lessors, and entered into 20-year capital leases with respect to the rigs. By the time construction of the ships is completed, the Company will have deposited with three large foreign banks (the "Payment Banks") amounts equal to the progress payments that the Lessors are required to make under the construction contracts, less approximately $69 million. In exchange for the deposits, the Payment Banks will assume liability for making rental payments required under the leases, and the Company will be legally released from making such rental payments. Accordingly, the Company has recorded no capital lease obligation on its balance sheet. As of December 31, 1999, the Company expects to deposit with the Payment Banks an additional $77 million in connection with the construction contracts. Under the terms of the leases, the Company retains full control over both the operations and ultimate disposition of the vessels in all but remote circumstances. The ultimate amount of the benefit to be received by the Company is dependent on interest and tax rates in the United Kingdom over the 20-year terms of the leases and may be more or less than the $69 million initial benefit. Changes in interest or tax rates from levels assumed in the leases will result in the Company paying or receiving additional amounts over the 20-year term.

In October 1999 the Company received a claim from the Shipbuilder alleging breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment, and design change orders. In its claim, the Shipbuilder also requested additional compensation for increases in the drillships' steel weight. The amount of the Shipbuilder's claim in excess of the contract price totals GBP133 million ($216 million). With the exception of a small portion of the steel-weight claim, the Company believes that the claim is totally without merit. In accordance with the contracts, the claim will be resolved through arbitration in London.

Because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships, in November 1999 the Company agreed to provide additional funding to the Shipbuilder to ensure completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement").

Under the terms of the Funding Agreement, the Company released two cash collateralized letters of credit, giving the Shipbuilder access to $40 million of its own funds. In addition, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, GBP57 million ($93 million) above the drillships' $315 million contract price. The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reach GBP65 million ($106 million).
As of February 29, 2000, the Company had advanced GBP57 million ($93 million) under the Funding Agreement. If the maximum advances of GBP65 million are made by the Company, the Shipbuilder's parent, Fred. Olsen Energy ASA, has agreed to provide all additional funds necessary to keep the Shipbuilder solvent and working in an expeditious and diligent manner and to enable it to deliver the two completed drillships. In addition, the parent will guarantee up to GBP3 million ($4.9 million) of the Shipbuilder's warranty with respect to the two drillships.

The Funding Agreement did not settle any portion of the Shipbuilder's claim of GBP133 million ($216 million). The agreement provides that the Shipbuilder will repay to the Company amounts advanced under the Funding Agreement to the extent the amount of the advanced funds exceeds any arbitration award in favor of the Shipbuilder; the Funding Agreement also provides the Company shall pay the Shipbuilder to the extent an arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

The Company is seeking to resolve a dispute with Sedco Forex Offshore ("Sedco") with respect to a bareboat charter agreement for the drilling rig, Glomar Grand Banks. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in 1997. At issue are (i) the date of termination of the charter, (ii) the condition of the rig upon its return to the Company, and (iii) Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig was in the shipyard for repairs prior to its return to work for another customer. Sedco finished using the rig for drilling in May 1998, at which time the rig entered a shipyard to undergo the repairs at issue. The Company completed the repairs in October 1998 and mobilized the rig to the east coast of Canada, where it has been operating for another customer since December 1998. An arbitration hearing in respect of certain preliminary legal issues has been scheduled for May 2000. Full evidentiary hearings have been scheduled to begin in September 2000, and the Company expects that additional hearings will be required in 2001. Schlumberger Limited has issued a guaranty in favor of the Company in the amount of $140 million as security for any award ultimately handed down by the arbitration tribunal.

The Company has recorded a noncurrent receivable from Sedco in the amount of $56.7 million at December 31, 1999, consisting of $33.5 million of costs incurred in connection with rig repairs for which the Company contends Sedco is responsible and $23.2 million of dayrate revenue recognized in 1998 in connection with the arbitration ruling; however, the Company expects the total claim against Sedco to exceed these amounts. The total amount of the receivable from Sedco recorded at December 31, 1998 was $52.4 million.

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

The Company had cash deposits concentrated primarily in five major banks at December 31, 1999 and 1998. In addition, the Company had money-market funds, commercial paper, repurchase agreements, and Eurodollar time deposits with a variety of financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

Fair Values of Financial Instruments

The estimated fair value of the Company's $945.7 million carrying value of long-term debt approximated $896.3 million at December 31, 1999. At December 31, 1998, the estimated fair value of the Company's $750.7 million carrying value of long-term debt was $738.0 million. Fair values were based on quoted market prices. The fair values of the Company's cash equivalents, marketable securities, trade receivables, and trade payables approximated their carrying values due to the short-term nature of these instruments
(see Note 2).

Note 6 - Stock-Based Compensation Plans

The Company has stock-based compensation plans under which it may grant options to purchase a fixed number of shares of the Company's common stock. Under one such plan for outside directors, one half of each stock option grant becomes exercisable one year after the grant date with the remainder exercisable after two years. Under all other plans, stock options become exercisable in increments of 25 percent each year beginning one year after the grant date. Stock options expire ten years after the grant date and become exercisable in full if more than 50 percent of the Company's outstanding common stock is acquired by a person or a single group of persons. At December 31, 1999, there were 3,091,795 shares available for future grants.

Under certain plans, the Company may also grant shares of common stock at nominal or no cost. Under such plans, the Company has granted to certain employees, at nominal or no cost, a variable number of shares of common stock, the exact number being dependent on the Company's attainment of certain long-term performance goals ("performance-based stock awards").

Estimates of fair values of stock options and performance-based stock awards on the grant dates in the disclosures which follow were computed using the Black-Scholes option-pricing model based on the following assumptions:


                                          1999          1998          1997
                                         ------        ------        ------
Expected price volatility range        54% to 67%    49% to 53%        48%
Risk-free interest rate range         5.0% to 5.9%  4.4% to 5.7%  5.8% to 6.6%
Expected dividends                        none          none          none
Expected life of stock options          5 years       5 years       5 years
Expected life of performance-based
  stock awards                          3 years       3 years       3 years


Stock Options

A summary of the status of stock options granted is presented below:

                                              Number
                                             Of Shares        Weighted Average
                                            Under Option       Exercise Price
                                            ------------       --------------
Shares under option at December 31, 1996     8,092,834              $4.88
   Granted                                   1,011,400             $22.91
   Exercised                                (2,636,527)             $4.02
   Canceled                                    (37,900)            $15.51
                                             ---------
Shares under option at December 31, 1997     6,429,807              $8.01
   Granted                                   2,083,400             $23.27
   Exercised                                  (991,018)             $4.56
   Canceled                                   (139,100)            $19.96
                                             ---------
Shares under option at December 31, 1998     7,383,089             $12.55
   Granted                                   3,242,250              $9.65
   Exercised                                  (996,952)             $3.60
   Canceled                                   (164,926)            $18.15
                                             ---------
Shares under option at December 31, 1999     9,463,461             $12.40
                                             =========

Options exercisable at December 31,
   1997                                      4,457,868              $3.92
   1998                                      3,972,889              $5.28
   1999                                      3,977,054              $9.05


All stock options granted in 1997 through 1999 had exercise prices equal to the market price of the Company's common stock on the date of grant. The weighted average per-share fair value of options as of the grant date was $5.52 in 1999, $11.54 in 1998, and $11.37 in 1997.

The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                                       Options Outstanding                        Options Exercisable
                         -----------------------------------------------     -----------------------------
                                          Weighted
      Range of              Number         Average           Weighted          Number          Weighted
      Exercise           Outstanding      Remaining           Average        Exercisable        Average
       Prices            at 12/31/99   Contractual Life   Exercise Price     at 12/31/99    Exercise Price
      --------           -----------   ----------------   --------------     -----------    --------------
$1.6875 to $3.8125        1,232,472       3.8 years            $3.03          1,232,472          $3.03
$4.125 to $7.6875         3,857,980       7.0 years            $6.60          1,372,948          $4.62
$9.3125 to $13.00           909,520       7.0 years           $10.41            443,345          $9.86
$14.5625 to $20.75        1,557,864       8.1 years           $19.06            465,989         $20.04
$24.9375 to $34.1875      1,905,625       8.2 years           $25.73            462,300         $26.40
                          ---------                                           ---------
                          9,463,461       7.0 years           $12.40          3,977,054          $9.05
                          =========                                           =========

Performance-Based Stock Awards

Under certain plans, the Company has offered shares of Company stock to certain key employees at nominal or no cost to the employee. The exact number of shares that each employee will receive is dependent on Company performance over three-year periods as measured against performance goals with respect to net income and cash flow, among other measures. The performance period applicable to each offer ends on December 31 of the second full year following the year of the grant. A summary of the status of performance-based stock awards is presented in the table which follows:

                                                           1999      1998      1997
                                                          ------    ------    ------

     Number of contingent shares at beginning of year    446,356   428,668   593,750
       Granted                                           225,000   315,000    68,600
       Issued                                            (82,187) (178,162) (141,098)
       Forfeited/canceled                                (92,285) (119,150)  (92,584)
                                                         -------   -------   -------
     Number of contingent shares at end of year          496,884   446,356   428,668
                                                         =======   =======   =======

     Shares vested at December 31                              -    97,479   252,777
     Fair value at grant date                             $10.54    $24.94    $20.67


Pro Forma Disclosures

As discussed in Note 1 under "Stock-Based Compensation Plans," the Company accounts for its stock-based compensation plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for those stock options with exercise prices equal to the market price of the stock on the date of grant. The amount of compensation cost included in income for the Company's performance-based stock awards was a charge of $1.0 million in 1999, a credit of $1.2 million in 1998, and a charge of $6.3 million in 1997. Had compensation cost for the Company's stock-based compensation plans been determined based on fair values as of the dates of grant, the Company's net income and earnings per share would have been reported as follows:

                                                    1999      1998      1997
                                                   ------    ------    ------
                                             (In millions,except per share amounts)

     Net income:                  As reported      $ 89.5    $223.3    $310.6
                                  Pro forma        $ 79.6    $215.0    $311.5

     Basic earnings per share:    As reported      $ 0.51    $ 1.29    $ 1.81
                                  Pro forma        $ 0.46    $ 1.24    $ 1.82

     Diluted earnings per share:  As reported      $ 0.51    $ 1.27    $ 1.76
                                  Pro forma        $ 0.45    $ 1.22    $ 1.77


The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.


Note 7 - Retirement Plans

Pensions

The Company has defined benefit pension plans covering substantially all of its employees. For the most part, benefits are based on the employee's length of service and average earnings for the five highest consecutive calendar years of compensation during the last fifteen years of service. Substantially all benefits are paid from funds previously provided to trustees. The Company is the sole contributor to the plans, and its funding objective is to fund participants' benefits under the plans as they accrue, taking into consideration future salary increases. The components of net periodic pension benefit cost were as follows:

                                                      1999      1998     1997
                                                     ------    ------   ------
                                                           (In millions)
  Service cost - benefits earned during the period    $ 4.7     $ 4.4    $ 2.7
  Interest cost on projected benefit obligation         6.9       6.5      5.6
  Expected return on plan assets                       (7.4)     (6.7)    (5.5)
  Recognized actuarial loss                             1.8       1.5      0.8
                                                      -----     -----    -----
    Net periodic pension benefit cost                 $ 6.0     $ 5.7    $ 3.6
                                                      =====     =====    =====

The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheet as of December 31:

                                                               1999      1998
                                                              ------    ------
                                                                (In millions)
Change in benefit obligation:
  Benefit obligation at beginning of year                     $107.0    $ 87.4
  Service cost                                                   4.7       4.4
  Interest cost                                                  6.9       6.5
  Actuarial (gain) loss                                        (13.1)     11.3
  Benefits paid                                                 (3.2)     (2.6)
                                                              ------    ------
    Benefit obligation at end of year                          102.3     107.0
                                                              ------    ------

Change in plan assets:
  Fair value of plan assets at beginning of year                81.0      72.2
  Actual return on plan assets                                  14.4       5.1
  Employer contributions                                         4.9       6.3
  Benefits paid                                                 (3.2)     (2.6)
                                                              ------    ------
    Fair value of plan assets at end of year                    97.1      81.0
                                                              ------    ------

Reconciliation of funded status:
  Funded status                                                 (5.2)    (26.0)
  Unrecognized net loss                                          2.7      24.7
                                                              ------    ------
  Net amount recognized                                       $ (2.5)   $ (1.3)
                                                              ======    ======
Amounts recognized in the balance sheet consist of:
  Prepaid benefit cost                                        $  5.9    $  4.2
  Accrued benefit liability                                    (10.7)     (5.5)
  Accumulated other comprehensive loss                           2.3         -
                                                              ------    ------
   Net amount recognized                                      $ (2.5)   $ (1.3)
                                                              ======    ======

Additional information for plans with benefit obligations
  in excess of plan assets:
  Benefit obligation                                          $ 12.9    $101.6
  Fair value of plan assets                                   $    -    $ 74.4

Additional information for plans with accumulated
  benefit obligations in excess of plan assets:
  Accumulated benefit obligation                              $ 10.6    $ 82.9
  Fair value of plan assets                                   $    -    $ 74.4


The Company has established grantor trusts to provide funding for benefits payable under certain nonqualified plans. Assets in the trusts, which are irrevocable and can only be used to pay such benefits, with certain exceptions, are excluded from plan assets in the preceding table in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The fair market value of such assets was $8.0 million at December 31, 1999 and $6.7 million at December 31, 1998. (See Note 2.)

The expected long-term rate of return on plan assets used to compute pension cost was 9.0 percent for 1999, 1998, and 1997. The assumed rate of increase in future compensation levels was 6.0 percent for 1999 and 5.6 percent for 1998 and 1997. The discount rate used to compute the benefit obligation was
7.5 percent for 1999, 6.75 percent for 1998, and 7.0 percent for 1997.

The Company has a defined contribution savings plan in which substantially all of the Company's U.S. employees are eligible to participate. Company contributions to the savings plan are based on the amount of employee contributions. Effective July 1, 1998, the Company increased its matching contribution to 100 percent of each participant's first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $3.6 million for 1999, $2.2 million for 1998, and $0.9 million for 1997.

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


Note 8 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) were as follows:

                                                                        Accumulated Other
                                Unrealized Gains     Minimum Pension      Comprehensive
                                  on Securities   Liability Adjustment         Loss
                                ----------------  --------------------  -----------------
                                                      (In millions)
Balance at December 31, 1998          $   -               $   -                $   -
Current-year change                     0.2                (2.3)                (2.1)
                                      -----               -----                -----
Balance at December 31, 1999          $ 0.2               $(2.3)               $(2.1)
                                      =====               =====                =====

Note 9 - Income Taxes

Income before income taxes was comprised of the following:


                                                       1999     1998     1997
                                                      ------   ------   ------
                                                            (In millions)

Foreign                                               $ 77.2   $222.2   $162.3
U.S.                                                    38.1     61.9    131.7
                                                      ------   ------   ------
                                                      $115.3   $284.1   $294.0
                                                      ======   ======   ======

The provision (benefit) for income taxes consisted of the following:

                                                       1999     1998     1997
                                                      ------   ------   ------
                                                            (In millions)
Current  - Foreign                                    $  8.0   $ 15.8   $ 19.0
         - U.S. federal                                 (4.6)     2.2     14.3
         - State                                           -      0.5      0.2
                                                      ------   ------   ------
                                                         3.4     18.5     33.5
Deferred - U.S. federal                                 22.4     42.3    (54.6)
                                                      ------   ------   ------
  Provision (benefit) for income taxes                $ 25.8   $ 60.8   $(21.1)
                                                      ======   ======   ======

A reconciliation of the differences between taxes on income before extraordinary item computed at the U.S. federal statutory rate of 35 percent and the Company's reported provision (benefit) for income taxes follows:

                                                       1999     1998     1997
                                                      ------   ------   ------
                                                          ($ in millions)
Income tax provision at statutory rate                $ 40.4   $ 99.4  $ 102.9
Taxes on foreign earnings at less than the
  U.S. rate                                            (18.6)   (38.2)       -
Permanent differences                                   (1.3)     0.6      1.0
Other, net                                               5.3     (1.0)    (0.8)
Decrease in the valuation allowance                        -        -   (246.4)
Effect of foreign operations realignment                   -        -     99.6
Decrease in valuation allowance recorded to
  paid-in capital                                          -        -     22.6
                                                      ------   ------  -------
  Provision (benefit) for income taxes                $ 25.8   $ 60.8  $ (21.1)
                                                      ======   ======  =======

  Effective tax rate                                     22%      21%      (7%)
                                                      ======   ======  =======

The Company intends to permanently reinvest in its business outside the United States the unremitted earnings of foreign subsidiaries not otherwise subject to U.S. taxation. As a result, the Company has not provided for deferred federal income taxes on $244.5 million of cumulative unremitted foreign earnings at December 31, 1999. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

Deferred tax assets and liabilities are recorded in recognition of the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                                1999     1998
                                                               ------   ------
                                                                (In millions)
Deferred tax assets:
  Net operating loss carryforwards                             $208.4   $208.8
  Tax credit carryforwards                                       14.6     30.3
  Accrued expenses not currently deductible                       8.7      7.9
  Other                                                          10.9     12.4
                                                               ------   ------
                                                                242.6    259.4
  Less:  Valuation allowance                                    (36.6)   (48.7)
                                                               ------   ------
    Deferred tax assets, net of valuation allowance             206.0    210.7

Deferred tax liabilities:
  Depreciation and depletion for tax in excess of
    book expense                                                106.8     78.7
  Tax benefit transfers                                           8.5      9.7
  Income recognized for book in excess of tax                       -     12.3
  Other                                                             -      0.2
                                                               ------   ------
    Total deferred tax liabilities                              115.3    100.9
                                                               ------   ------
    Net future income tax benefit recognized in
      consolidated balance sheet                               $ 90.7   $109.8
                                                               ======   ======

The Company has established a valuation allowance primarily due to the uncertainty of realizing certain net operating loss ("NOL") and other carryforwards. The decrease in the valuation allowance from 1998 to 1999 was primarily due to the use of NOL carryforwards in the United Kingdom and the expiration of tax credit carryforwards, all of which were fully reserved at December 31, 1998.

At December 31, 1999, the Company had $513.1 million of U.S. NOL carryforwards and $14.2 million of non-expiring alternative minimum tax credit carryforwards, which can be used to reduce the Company's U.S. federal income taxes payable in future years. The NOL carryforwards expire as follows:

                                                           (In millions)
                                                            -----------
      Year ended December 31:
         2005                                                  $343.4
         2006                                                    82.8
         2007                                                    19.6
         2008                                                    34.1
         2009                                                    18.8
         2014                                                    14.4
                                                               ------
                                                               $513.1
                                                               ======

In addition, at December 31, 1999, the Company had $94.3 million of non-expiring NOL carryforwards in the United Kingdom.

The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates.

The Company's U.S. NOL carryforwards are subject to review and potential disallowance by the Internal Revenue Service ("IRS") upon audit of the Company's federal income tax returns. Section 382 and 383 of the Internal Revenue Code of 1986, as amended, may impair the future availability of the NOL carryforwards if there is a change in ownership of more than 50 percent of the Company's common stock. This limitation, if it applied, would limit the utilization of the NOL in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed monthly by the IRS and the fair market value of all the Company's stock at the time of the ownership change. The Company believes that it has not undergone a greater-than-50-percent ownership change and that its carryforwards are currently available for utilization without limitation.


Note 10 - Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for income before extraordinary item follows:

                                            1999        1998         1997
                                        -----------  -----------  -----------
                                      ($ in millions, except per share amounts)
Income (numerator):
  Income before extraordinary item           $ 89.5       $223.3       $315.1

Shares (denominator):
  Shares - Basic                        173,991,869  173,040,584  171,159,212
  Effect of outstanding employee
    stock options                         2,782,710    2,744,611    5,002,765
                                        -----------  -----------  -----------
  Shares - Diluted                      176,774,579  175,785,195  176,161,977
                                        ===========  ===========  ===========

Earnings per share before
  extraordinary item:
  Basic                                       $0.51        $1.29        $1.84
  Diluted                                     $0.51        $1.27        $1.79


The computation of diluted earnings per share excludes outstanding stock options with exercise prices greater than the average market price of the stock for the period, because their inclusion would be antidilutive. The number of antidilutive options that were excluded from diluted earnings per share and could potentially dilute basic earnings per share in the future were 3,413,487 shares in 1999, 2,766,227 shares in 1998, and 76,702 shares in 1997.

Note 11 - Segment and Geographic Information

The Company has three lines of business, each organized along the basis of services and products and each with a separate management team. The Company's three lines of business are reported as separate operating segments and consist of contract drilling, drilling management services, and oil and gas. The Company's contract drilling business leases fully-manned, mobile offshore drilling rigs to oil and gas operators on a daily-rate basis and is also referred to as dayrate drilling. The drilling management services business, also referred to as turnkey drilling, designs, develops, and executes specific offshore drilling programs and delivers a logged or loggable hole to an agreed depth for a guaranteed price. The Company's oil and gas business participates in development and production activities for its own account.

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

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                       Drilling
                           Contract   Management                             Adjustments and
                           Drilling    Services    Oil and Gas   Corporate     Eliminations    Consolidated
                           --------   ----------   -----------   ---------   ---------------   ------------
                                           (In millions)
Revenues from
  external customers
    1999                    $507.7      $275.0        $ 8.3                                      $  791.0
    1998                     742.4       416.0          3.8                                       1,162.2
    1997                     579.4       480.5          7.2                                       1,067.1

Intersegment revenues
    1999                      10.0         7.2            -                       $(17.2)               -
    1998                      11.3         5.5            -                        (16.8)               -
    1997                       5.3         2.1            -                         (7.4)               -

Total revenues
    1999                     517.7       282.2          8.3                        (17.2)           791.0
    1998                     753.7       421.5          3.8                        (16.8)         1,162.2
    1997                     584.7       482.6          7.2                         (7.4)         1,067.1

Operating income
    1999                     153.5        13.3          2.0       $(25.5)              -            143.3
    1998                     361.7       (30.7)         0.3        (20.8)              -            310.5
    1997                     274.8        50.0          2.1        (21.8)              -            305.1

Depreciation, depletion,
  and amortization
    1999                      83.1         0.2          3.6          1.9               -             88.8
    1998                     100.3         0.3          1.6          1.7               -            103.9
    1997                      51.7         0.3          1.8          1.3               -             55.1

Capital expenditures
   1999                      442.5         0.1          4.1          1.4               -            448.1
   1998                      627.9         0.1          7.8          1.9               -            637.7
   1997                      575.0         0.4          2.7          2.2               -            580.3

Segment assets
   1999                    2,014.0        41.7         15.1        193.7               -          2,264.5
   1998                    1,713.5        60.8         15.7        181.6               -          1,971.6


No single customer provided more than ten percent of consolidated revenues for 1999, 1998, or 1997.

A reconciliation of segment operating income to consolidated income before income taxes and extraordinary item follows:

                                                    1999      1998      1997
                                                  --------  --------  --------
                                                          (In millions)
   Total segment operating income                 $  168.8  $  331.3  $  326.9
     Corporate general and administrative
       expenses                                      (23.6)    (19.1)    (20.5)
     Corporate depreciation, depletion, and
       amortization                                   (1.9)     (1.7)     (1.3)
                                                  --------  --------   -------
   Consolidated operating income                     143.3     310.5     305.1
     Interest expense                                (56.6)    (46.9)    (39.7)
     Interest capitalized                             25.9      17.2      20.9
     Interest income                                   2.7       3.3       7.7
                                                  --------  --------  --------
       Income before income taxes and
         extraordinary item                       $  115.3  $  284.1  $  294.0
                                                  ========  ========  ========

Revenues and assets by geographic area in the tables which follow were attributed to countries based on the physical location of the assets. The mobilization of rigs between geographic areas has affected area revenues and long-lived assets over the periods presented.

Revenues from external customers by geographic areas were as follows:

                                                    1999      1998      1997
                                                  --------  --------  --------
                                                          (In millions)

   United Kingdom                                 $  148.6  $  182.7  $   84.2
   Nigeria                                            57.0      38.1      60.5
   Canada                                             48.0       5.0         -
   Other foreign countries                           120.9     317.6     225.6
                                                  --------  --------  --------
     Total foreign revenues                          374.5     543.4     370.3
   United States                                     416.5     618.8     696.8
                                                  --------  --------  --------
     Total revenues                               $  791.0  $1,162.2  $1,067.1
                                                  ========  ========  ========

Long-lived assets by geographic areas, based on their location at December 31, were as follows:

                                                              1999      1998
                                                            --------  --------
                                                               (In millions)
   Nigeria                                                  $  244.4  $   25.6
   United Kingdom                                              195.4     222.7
   Canada                                                      168.5     171.4
   Other foreign countries                                     165.9     210.4
                                                            --------  --------
     Total foreign long-lived assets                           774.2     630.1
   United States                                               462.2     645.2
                                                            --------  --------
     Total productive assets                                 1,236.4   1,275.3
   Construction in progress - United Kingdom                   632.2     236.8
                                                            --------  --------
     Total long-lived assets                                $1,868.6  $1,512.1
                                                            ========  ========

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(In millions, except per share data)

                                               1999                                    1998
                              -------------------------------------   -------------------------------------
                              Fourth     Third   Second     First     Fourth     Third    Second     First
                              Quarter   Quarter  Quarter   Quarter    Quarter   Quarter   Quarter   Quarter
                              -------   -------   -------   -------   -------   -------   -------   -------
Revenues                      $198.7    $168.6   $195.7    $228.0     $258.9    $272.2    $356.0    $275.1

Operating income                18.5      25.1     44.9      54.8       51.9      66.6     101.3      90.7

Net income                      10.7      13.8     28.2      36.8       34.5      47.2      73.4      68.2

Earnings per common share:
  Basic                         0.06      0.08     0.16      0.21       0.20      0.27      0.42      0.40
  Diluted                       0.06      0.08     0.16      0.21       0.20      0.27      0.42      0.39

Price ranges of
 common stock:
  High                       17-7/16    19-1/2   16-1/8   12-1/2     13-5/16   18-3/4     25-5/8   26-1/8
  Low                        14-3/8     15       10-1/2    7-9/16     8-5/8     9-5/16    18-1/8   19-5/16


The Company did not declare any dividends on its common stock in either 1999 or 1998.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Global Marine Inc.

Our audits of the consolidated financial statements referred to in our report dated February 29, 2000 appearing in the 1999 Annual Report on Form 10-K of Global Marine Inc. and subsidiaries also included an audit of the financial statement schedule listed on page 55 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP


Houston, Texas
February 29, 2000

                          GLOBAL MARINE INC. AND SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                     (In millions)

                                                      Additions
                                               ------------------------
                                 Balance at    Charged to    Charged to                  Balance
                                 Beginning     Costs and       Other                     at End
      Description                 of Year       Expenses      Accounts     Deductions    of Year
-----------------------          ----------    ----------    ----------    ----------    -------
Year ended December 31, 1999:
  Allowance for doubtful
    accounts receivable (1)       $ 13.7         $  1.8        $   -         $  8.9       $  6.6
  Deferred tax asset valuation
    allowance                       48.7              -            -           12.1         36.6

Year ended December 31, 1998:
  Allowance for doubtful
    accounts receivable (1)       $  2.8          $12.2        $   -         $  1.3       $ 13.7
  Deferred tax asset valuation
    allowance                       32.9           15.8            -              -         48.7

Year ended December 31, 1997:
  Allowance for doubtful
    accounts receivable           $  1.3          $ 1.7        $   -         $  0.2       $  2.8
  Deferred tax asset valuation
    allowance                      279.3              -            -          246.4         32.9

--------------
(1)  At December 31, 1999, $4.1 million of the allowance for doubtful accounts was classified as current, and $2.5 million was classified as long-term.  At December 31, 1998, $4.2 million was classified as current, and $9.5 million was classified as long-term.


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

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                         Page
(a) Financial Statements, Schedules and Exhibits

    (1)   Financial Statements
            Report of Independent Accountants                              26
            Consolidated Statement of Income                               27
            Consolidated Balance Sheet                                     28
            Consolidated Statement of Cash Flows                           30
            Consolidated Statement of Shareholders' Equity                 31
            Notes to Consolidated Financial Statements                     32

    (2)   Financial Statement Schedule
            Report of Independent Accountants                              52
            Schedule II - Valuation and Qualifying Accounts                53

          Schedules other than Schedule II are omitted for the reason that they are not applicable.

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

 3(ii).1 Amendment to the By-laws of the Company, effective February 23, 1999. (Incorporated herein by this reference to Exhibit 3(ii).1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

 3(ii).2 By-laws of the Company as amended through February 23, 1999. (Incorporated herein by this reference to Exhibit 3(ii).2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

     4.1 Section II-7 of the By-laws of the Company as amended February 23, 1999. (Incorporated herein by this reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

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

    10.2 First Amendment to Credit Agreement and Loan Documents, dated as of November 23, 1998, among Global Marine Inc., Various Lending Institutions, Bankers Trust Company, as administrative agent, Skandinaviska Enskilda Banken AB (publ) and Den Norske Bank ASA, New York Branch, as co-agents, and Societe Generale, Southwest Agency, as documentation agent. (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

    10.3 Second Amendment to Credit Agreement and Loan Documents, dated as of April 23, 1999, among Global Marine Inc., Various Lending Institutions, Bankers Trust Company, as administrative agent, Skandinaviska Enskilda Banken AB (publ) and Den Norske Bank ASA, New York Branch, as co-agents, and Societe Generale, Southwest Agency, as documentation agent. (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

    10.4 Credit Agreement among Global Marine Inc., Various Lending Institutions, and Bankers Trust Company, as Administrative Agent, ABN AMRO Bank, Houston Agency, as Syndication Agent, and Societe Generale, Southwest Agency, as Documentation Agent, dated as of January 29, 1998. (Incorporated herein by reference to Exhibit 99.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on February 3, 1998.)

    10.5 First Amendment to Credit Agreement and Loan Documents, dated as of November 23, 1998, among Global Marine Inc., Various Lending Institutions, Bankers Trust Company, as administrative agent, ABN Amro Bank, N.V., Houston Agency, as syndication agent, and Societe Generale, Southwest Agency, as documentation agent. (Incorporated herein by this reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

    10.6 Second Amendment to Credit Agreement and Loan Documents, dated as of April 23, 1999, among Global Marine Inc., Various Lending Institutions, Bankers Trust Company, as administrative agent, ABN Amro Bank, N.V., Houston Agency, as syndication agent, and Societe Generale, Southwest Agency, as documentation agent. (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

    10.7 Third Amendment to Credit Agreement and Loan Documents, dated as of October 15, 1999, among Global Marine Inc., Various Lending Institutions, Bankers Trust Company, as administrative agent, ABN Amro Bank, N.V., Houston Agency, as syndication agent, and Societe Generale, Southwest Agency, as documentation agent.

    10.8 Letter Agreement dated as of June 4, 1999, between Global Marine Inc. and Societe Generale. (Incorporated herein by this reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

    10.9 Loan Agreement dated as of June 4, 1999, between Global Marine Inc. and Altair Funding Corporation. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

   10.10 Commercial Paper Dealer Agreement 4(2) Program between Global Marine Inc., as Issuer, and Merrill Lynch Money Markets Inc., as Dealer, dated as of July 27, 1999. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

   10.11 Commercial Paper Dealer Agreement 4(2) Program between Global Marine Inc., as Issuer, and Goldman, Sachs & Co., as Dealer, dated as of July 27, 1999. (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

   10.12  Bareboat Charter Agreement, dated July 2, 1996, between the
          United States of America and Global Marine Capital Investments Inc. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated August 1, 1996.)

   10.13 Shipbuilding Contract dated 27 February 1998 relating to Hull No. 1739 between Harland and Wolff Shipbuilding and Heavy Industries Limited and Global Marine International Services Corporation. (Incorporatedherein by this reference to Exhibit
          10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

   10.14 Novation Agreement dated 9th December 1998 by and among Harland and Wolff Shipbuilding and Heavy Industries Limited, Global
          Marine International Drilling Corporation, Global Marine Leasing Corporation and Global Marine Inc. relating to Shipbuilding Contract dated 27 February 1998 for construction of deepwater drillship Hull No. 1739. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

   10.15 Novation Agreement dated 9th December 1998 by and among Harland and Wolff Shipbuilding and Heavy Industries Limited, Nelstar Leasing Company Limited, Global Marine International Drilling Corporation and Global Marine Leasing Corporation relating to Shipbuilding Contract dated 27 February 1998 for the construction of deepwater drillship Hull No. 1739. (Incorporated herein by this reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

   10.16 Head Lease Agreement dated 8th December 1998 by and between Nelstar Leasing Company Limited, as lessor, and Global Marine Leasing Corporation, as lessee, relating to a Glomar Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1739 (t.b.n. "Glomar C.R. Luigs"). (Incorporated herein by this reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

   10.17 Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as guarantor, and Nelstar Leasing Company Limited, as lessor. (Incorporated herein by this reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

   10.18 Shipbuilding Contract dated 28 March 1998 relating to Hull No. 1740 between Harland and Wolff Shipbuilding and Heavy Industries Limited and Global Marine International Services Corporation. (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

   10.19 Novation Agreement dated 9th December 1998 by and among Harland and Wolff Shipbuilding and Heavy Industries Limited, BMBF (No. 12) Limited and Global Marine International Drilling Corporation relating to Shipbuilding Contract dated 28 March 1998 for the construction of deepwater drillship Hull No. 1740. (Incorporated herein by this reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

   10.20 Head Lease Agreement dated 8th December 1998 by and between BMBF (No. 12) Limited, as lessor, and Global Marine International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740. (Incorporated herein by this reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

   10.21 Deed of Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as Guarantor, and BMBF (No. 12) Limited, as Lessor. (Incorporated herein by this reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

   10.22 Amendment to Shipbuilding Contract, dated 19 November 1999, between Global Marine International Drilling Corporation for and on behalf of Nelstar Leasing Company Limited, and Harland and Wolff Shipbuilding and Heavy Industries Limited. (Incorporated herein by this reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated November 23, 1999.)

   10.23 Amendment to Shipbuilding Contract, dated 19 November 1999, between Global Marine International Drilling Corporation for and on behalf of BMBF (NO.12) Limited, and Harland and Wolff Shipbuilding and Heavy Industries Limited. (Incorporated herein by this reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K dated November 23, 1999.)

   10.24 Agreement, dated 19 November 1999, between Fred. Olsen Energy ASA, Global Marine International Drilling Corporation for and on behalf of Nelstar Leasing Company Limited, and Global Marine International Drilling Corporation acting on its own behalf. (Incorporated herein by this reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K dated November 23, 1999.)

   10.25 Agreement, dated 19 November 1999, between Fred. Olsen Energy ASA, Global Marine International Drilling Corporation for and on behalf of BMBF (NO.12) Limited, and Global Marine International Drilling Corporation acting on its own behalf. (Incorporated herein by this reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K dated November 23, 1999.)

   10.26 Guarantee, dated 19 November 1999, by Global Marine Inc. in favor of Harland and Wolff Shipbuilding and Heavy Industries Limited, with respect to obligations of the owner of the Glomar C.R. Luigs. (Incorporated herein by this reference to Exhibit 99.5 of the Registrant's Current Report on Form 8-K dated November 23, 1999.)

   10.27 Guarantee, dated 19 November 1999, by Global Marine Inc. in favor of Harland and Wolff Shipbuilding and Heavy Industries Limited, with respect to obligations of the owner of the Glomar Jack Ryan. (Incorporated herein by this reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K dated November 23, 1999.)

* 10.28 Amended and Restated Employment Agreement dated as of December 16, 1999, among the Company, Global Marine Corporate Services Inc., and Robert E. Rose.

* 10.29 Letter Employment Agreement dated May 6, 1999, among the Company, Global Marine Corporate Services Inc., and C. Russell Luigs. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

* 10.30 Form of Severance Agreement dated December 15, 1999, between the Company and six executive officers, respectively.

* 10.31 Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

* 10.32 First Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

* 10.33 Second Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

* 10.34 Third Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

* 10.35 Fourth Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

* 10.36 Fifth Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

* 10.37 Sixth Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

* 10.38 Global Marine 1998 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

* 10.39 Form of Performance Stock Memorandum dated February 10, 1998 regarding conditional opportunity to acquire Company stock granted to eight executive officers, respectively, and dated May 5, 1998 regarding conditional opportunity to acquire Company stock granted to one executive officer. (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

* 10.40 Form of Performance Stock Memorandum dated March 12, 1999, regarding conditional opportunity to acquire Company stock granted to eight executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

* 10.41 Form of Performance Stock Memorandum dated February 22, 2000, regarding conditional opportunity to acquire Company stock granted to seven executive officers, respectively.

* 10.42 Form of Notice of Grant of Stock Options (Non-Qualified Stock Options). (Incorporated herein by this reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

* 10.43 Form of Notice of Grant of Stock Options (Incentive Stock Options). (Incorporated herein by this reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1998.)

* 10.44 Executive Life Insurance Plan. (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

* 10.45 Global Marine Inc. Executive Supplemental Retirement Plan of 1990 (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990), as amended by First Amendment thereto (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

* 10.46 Second Amendment to Global Marine Executive Supplemental Retirement Plan of 1990. (Incorporated herein by this reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

* 10.47 Global Marine Executive Deferred Compensation Trust as established effective January 1, 1995 (Incorporated herein by this reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995), as amended by First Amendment thereto (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

* 10.48 Second Amendment and Appointment of Successor Trustee Under the Global Marine Executive Deferred Compensation Trust dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company. (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

* 10.49 Global Marine Benefit Equalization Retirement Plan effective January 1, 1990. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

* 10.50 Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990. (Incorporated herein by this reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

* 10.51 First Amendment and Appointment of Successor Trustee Under the Global Marine Benefit Equalization Retirement Trust dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company. (Incorporated herein by this reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

* 10.52 Form of Indemnification Agreement entered into between the Company and each of its directors and officers.

* 10.53 Resolution dated August 11, 1999, regarding Directors' Fees and Expense Reimbursement. (Incorporated herein by this reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

* 10.54 Amended and Restated Retirement Plan for Outside Directors. (Incorporated herein by this reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

* 10.55 Resolution dated August 11, 1999, regarding Termination of Retirement Plan for Outside Directors. (Incorporated herein by this reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

* 10.56 Global Marine Outside Director Deferred Compensation Trust as established effective January 1, 1996. (Incorporated herein by this reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

* 10.57 First Amendment and Appointment of Successor Trustee Under the Global Marine Outside Director Deferred Compensation Trust dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company. (Incorporated herein by this reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

* 10.58 Global Marine Inc. 1990 Non-Employee Director Stock Option Plan. (Incorporated herein by this reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

* 10.59 First Amendment to Global Marine Inc. 1990 Non-Employee Director Stock Option Plan. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

* 10.60 Second Amendment to Global Marine Inc. 1990 Non-Employee Director Stock Option Plan. (Incorporated herein by this reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

*  10.61  Global Marine Inc. 2000 Management Incentive Award Plan.

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

-----------------
*  Management contract or compensatory plan or arrangement.

     The Company hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the Securities and Exchange Commission on request agreements defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith in accordance with said Item.

(b)  Reports on Form 8-K

     During the last quarter of 1999, the Company filed a Current Report on Form 8-K dated November 23, 1999, in which the Company reported, under "Item 5, Other Events," that its wholly-owned subsidiary, Global Marine International Drilling Corporation, had entered into agreements with the Shipbuilder regarding the terms under which the Shipbuilder would complete two new drillships.

                        SIGNATURES REQUIRED FOR FORM 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLOBAL MARINE INC.
                                        (REGISTRANT)

Date:  March 6, 2000                    By:        W. MATT RALLS
                                            ---------------------------
                                                  (W. Matt Ralls)
                                               Senior Vice President
                                            and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                         Title                        Date
       ---------                         -----                        ----

    ROBERT E. ROSE        Chairman, President, Chief Executive    March 6, 2000
----------------------            Officer and Director
   (Robert E. Rose)

     W. MATT RALLS             Senior Vice President and          March 6, 2000
----------------------          Chief Financial Officer
    (W. Matt Ralls)            (Principal Financial and
                                  Accounting Officer)

    EDWARD A. BLAIR                    Director                   March 6, 2000
----------------------
   (Edward A. Blair)

    E. J. CAMPBELL                     Director                   March 6, 2000
----------------------
   (E.J. Campbell)

     THOMAS CASON                      Director                   March 6, 2000
----------------------
    (Thomas Cason)

    JOHN M. GALVIN                     Director                   March 6, 2000
----------------------
   (John M.  Galvin)

      C.R. LUIGS                       Director                   March 6, 2000
----------------------
     (C.R. Luigs)

     J.C. MARTIN                       Director                   March 6, 2000
----------------------
    (J.C. Martin)

     E.R. MULLER                       Director                   March 6, 2000
----------------------
    (E.R. Muller)

   PAUL J. POWERS                      Director                   March 6, 2000
----------------------
  (Paul J. Powers)

   B.G. STREETMAN                      Director                   March 6, 2000
----------------------
  (B.G. Streetman)


----------------------                 Director
 (Carroll W. Suggs)

   JOHN WHITMIRE                       Director                   March 6, 2000
----------------------
  (John Whitmire)