Form 10-Q
period 2000-03-31
GLOBAL MARINE INC
filed 2000-05-12
CIK 41850

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


            (MARK ONE)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

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

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of April 28, 2000 was 175,077,855.

                        GLOBAL MARINE INC.

                  TABLE OF CONTENTS TO FORM 10-Q

                   QUARTER ENDED MARCH 31, 2000


                                                              Page
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

         Report of Independent Accountants                       2

         Condensed Consolidated Statement of Income for the
            Three Months Ended March 31, 2000 and 1999           3

         Condensed Consolidated Balance Sheet as of
            March 31, 2000 and December 31, 1999                 4

         Condensed Consolidated Statement of Cash Flows for the
            Three Months Ended March 31, 2000 and 1999           6

         Notes to Condensed Consolidated Financial Statements    7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                12

    Item 3.  Quantitative and Qualitative
             Disclosures About Market Risk                      17


PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                   17


SIGNATURE                                                       18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income for each of the three-month periods ended March 31, 2000 and 1999 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 29, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Houston, Texas
May 10, 2000


              GLOBAL MARINE INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
            (In millions, except per share amounts)
                                                       Three Months Ended
                                                             March 31,
                                                       --------------------
                                                       2000            1999
                                                       ----            ----
Revenues:
 Contract drilling                                    $110.4          $157.0
 Drilling management                                    90.0            70.2
 Oil and gas                                             3.7              .8
                                                      ------          ------
  Total revenues                                       204.1           228.0

Expenses:
 Contract drilling                                      63.6            72.7
 Drilling management                                    82.6            72.7
 Oil and gas                                              .3              .5
 Depreciation, depletion, and amortization              23.4            21.4
 Restructure costs (Note 3)                              5.2             -
 General and administrative                              6.2             5.9
                                                      ------          ------
  Total operating expenses                             181.3           173.2
                                                      ------          ------
  Operating income                                      22.8            54.8

Other income (expense):
 Interest expense                                      (16.8)          (13.4)
 Interest capitalized                                   10.9             4.1
 Interest income                                          .8              .8
                                                      ------          ------
  Total other income (expense)                          (5.1)           (8.5)
                                                      ------          ------
    Income before income taxes                          17.7            46.3

Provision for income taxes (Note 5):
 Current tax provision                                   1.4             2.0
 Deferred tax provision                                  3.7             7.5
                                                      ------          ------
    Total provision for income taxes                     5.1             9.5
                                                      ------          ------
Net income                                            $ 12.6         $  36.8
                                                      ======          ======

Earnings per share (Note 2):
 Basic                                                $ 0.07         $  0.21
 Diluted                                              $ 0.07         $  0.21




    See notes to condensed consolidated financial statements.

               GLOBAL MARINE INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                         ($ in millions)

                              ASSETS
                                                    March 31,     December 31,
                                                       2000           1999
                                                    ----------    ---------
Current assets:
  Cash and cash equivalents                         $     31.8    $    83.3
  Accounts receivable, net of allowances                 110.0        101.1
  Costs incurred on turnkey drilling contracts
     in progress                                           7.7         12.9
  Prepaid expenses                                         9.2         11.2
  Other current assets                                     2.7          4.5
                                                    ----------    ---------
       Total current assets                              161.4        213.0

Properties and equipment:
  Rigs and drilling equipment, less accumulated
     depreciation of $470.7 at March 31, 2000 and
     $450.2 at December 31, 1999                       1,213.2      1,225.8
  Construction in progress                               682.5        632.2
  Oil and gas properties, full-cost method, less
     accumulated depreciation, depletion, and
     amortization of $17.6 at March 31, 2000 and
     $16.3 at December 31, 1999                            9.6         10.6
                                                    ----------    ---------
       Net properties and equipment                    1,905.3      1,868.6

Future income tax benefits                                89.1         90.7
Other assets                                              91.1         92.2
                                                    ----------    ---------
       Total assets                                   $2,246.9     $2,264.5
                                                    ==========    =========



    See notes to condensed consolidated financial statements.

               GLOBAL MARINE INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                         ($ in millions)

               LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       March 31,  December 31,
                                                         2000         1999
                                                      ----------   -----------
Current liabilities:
  Current maturities of long-term debt                $     12.9   $       7.9
  Accounts payable                                          74.8          94.0
  Accrued compensation and related employee costs           19.8          21.6
  Accrued income taxes                                       6.5           6.1
  Accrued interest                                           9.9          10.7
  Other accrued liabilities                                 14.5           9.3
                                                      ----------   -----------
        Total current liabilities                          138.4         149.6

Long-term debt                                             913.3         937.8
Capital lease obligation                                    17.9          17.5
Other long-term liabilities                                 23.7          24.6
Contingencies (Note 6)                                         -             -

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million
    shares authorized, no shares issued or outstanding         -             -
  Common stock, $0.10 par value, 300 million shares
    authorized, 175,007,980 shares and 174,421,339
    shares issued and outstanding at March 31, 2000
    and December 31, 1999, respectively                     17.5          17.4
  Additional paid-in capital                               334.6         328.6
  Retained earnings                                        803.7         791.1
  Accumulated other comprehensive loss                      (2.2)         (2.1)
                                                       ----------  -----------
        Total shareholders' equity                       1,153.6       1,135.0
                                                       ----------  -----------
           Total liabilities and shareholders' equity   $2,246.9      $2,264.5
                                                       ==========  ===========



    See notes to condensed consolidated financial statements.

              GLOBAL MARINE INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In millions)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                           2000           1999
                                                          ------          ------

Cash flows from operating activities:
  Net income                                              $ 12.6          $ 36.8
  Adjustments to reconcile net income to net
    cash flow provided by operating activities:
   Depreciation, depletion, and amortization                23.4            21.4
   Deferred income taxes                                     3.7             7.5
   (Increase) decrease in accounts receivable               (9.1)           42.7
   Decrease in costs incurred on turnkey
     drilling contracts in progress                          5.2             4.6
   Decrease in other current assets                          3.5             4.0
   Decrease in noncurrent receivables                          -             3.3
   Decrease in accounts payable                            (19.2)          (30.5)
   Decrease in accrued interest                              (.8)            (.1)
   Increase (decrease) in other accrued liabilities          3.8            (2.9)
   Other, net                                                (.1)            5.5
                                                          ------          ------
     Net cash flow provided by operating activities         23.0            92.3

Cash flows from investing activities:
  Capital expenditures                                     (59.7)          (98.6)
  Proceeds from sales of properties and equipment             .6              .3
  Proceeds from maturities of held-to-maturity securities     .3               -
                                                          ------          ------
     Net cash flow used in investing activities            (58.8)          (98.3)

Cash flows from financing activities:
  Increases in long-term debt                              237.3               -
  Reductions of long-term debt                            (256.9)              -
  Proceeds from exercises of employee stock options          3.9              .2
                                                          ------          ------
     Net cash flow (used in) provided by
     financing activities                                  (15.7)             .2
                                                          ------          ------
Decrease in cash and cash equivalents                      (51.5)           (5.8)
Cash and cash equivalents at beginning of period            83.3            56.9
                                                          ------          ------
Cash and cash equivalents at end of period               $  31.8         $  51.1
                                                          ======          ======


    See notes to condensed consolidated financial statements.

               GLOBAL MARINE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000

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

These interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                           Three Months Ended March 31,
                                           ----------------------------
                                             2000                1999
                                           --------            --------
                                      ($ in millions, except per share data)

Net income (numerator):                       $ 12.6              $ 36.8
                                              ======              ======
Shares (denominator):
    Shares - Basic                       174,661,083         173,471,107
    Effect of employee stock options       3,407,410           1,818,359
                                         -----------         -----------
    Shares - Diluted                     178,068,493         175,289,466
                                         ===========         ===========

Earnings per share:
    Basic                                      $0.07               $0.21
    Diluted                                    $0.07               $0.21

NOTE 3 - RESTRUCTURE COSTS

In the first quarter of 2000, the Company began implementing a restructuring plan designed to streamline its organization and improve efficiency. The plan involves a workforce reduction of approximately
89 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected are primarily corporate support in nature and include materials control, engineering, accounting, and information technology, among others. Approximately 80 percent of the affected positions are located in Houston, and the remaining 20 percent are located in Europe.
The Company recorded a $5.2
million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures. Cash payments for severance could be paid over various periods ranging from six weeks to twelve months from the date of termination, based on salary grade and length of service. Cash payments through March 31, 2000 under the restructuring totaled $1.1 million, comprised entirely of employee severance.


NOTE 4 - SEGMENT AND GEOGRAPHIC INFORMATION

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                                Three Months Ended
                                                     March 31,
                                             -----------------------
                                               2000            1999
                                             -------         -------
                                                  (In millions)

Revenues from  external customers:
   Contract drilling                         $ 110.4         $ 157.0
   Drilling management services                 90.0            70.2
   Oil and gas                                   3.7              .8
                                             -------         -------
   Consolidated                              $ 204.1         $ 228.0
                                             =======         =======

Intersegment revenues:
   Contract drilling                         $   1.9         $   3.0
   Drilling management services                  2.7             1.9
   Intersegment eliminations                    (4.6)           (4.9)
                                             -------         -------
   Consolidated                              $     -         $     -
                                             =======         =======

Total revenues:
   Contract drilling                         $ 112.3         $ 160.0
   Drilling management services                 92.7            72.1
   Oil and gas                                   3.7              .8
   Intersegment eliminations                    (4.6)           (4.9)
                                             -------         -------
   Consolidated                              $ 204.1         $ 228.0
                                             =======         =======

Operating income:
   Contract drilling                         $  25.6         $  63.9
   Drilling management services                  7.3            (2.6)
   Oil and gas                                   2.1             (.2)
   Restructure costs                            (5.2)              -
   Corporate expenses                           (7.0)           (6.3)
                                             -------         -------
   Consolidated                              $  22.8         $  54.8
                                             =======         =======


A reconciliation of segment operating income to consolidated income before income taxes follows:

                                                Three Months Ended
                                                     March 31,
                                              -----------------------
                                               2000             1999
                                              ------           ------
                                                   (In millions)

 Consolidated operating income                $ 22.8           $ 54.8
 Interest expense                              (16.8)           (13.4)
 Interest capitalized                           10.9              4.1
 Interest income                                  .8               .8
                                              ------           ------
  Income before income taxes                  $ 17.7           $ 46.3
                                              ======           ======


NOTE 5 - INCOME TAXES

The Company's effective income tax rate for financial reporting purposes was approximately 29 percent in the first quarter of 2000, as compared to an effective rate of 21 percent for the first quarter of 1999 and the U.S. federal statutory rate of 35 percent. The Company's effective tax rate for a quarter is estimated based on the Company's projected annual income and relative amounts of U.S. and foreign income. Because of the differences between U.S. and foreign tax rates, the Company's effective income tax rate can be expected to fluctuate from year to year as the relative amounts of the Company's U.S. and foreign earnings fluctuate.

NOTE 6 - CONTINGENCIES

In 1998 the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the GLOMAR C.R. LUIGS and the GLOMAR JACK RYAN, for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively. Pursuant to two fully-defeased long-term lease agreements, the Company has novated the construction contracts for the drillships to two financial institutions, which now own the drillships and have agreed to lease them to the Company. The Company acts as the lessors' construction supervisor and, to date, has paid on behalf of the lessors, or provided for the lessors' payment of, all amounts it believes are required under the terms of the contracts, including payments for all approved change orders.

In October 1999 the Company received a claim from the Shipbuilder alleging breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment, and design change orders. In its claim, the Shipbuilder also requested additional compensation for increases in the drillships' steel weight. The amount of the Shipbuilder's claim in excess of the contract price totals GBP 133 million ($216 million). With the exception of a small portion of the steel-weight claim, the Company believes that the claim is totally without merit. The contracts provide that such claims are to be resolved through arbitration in London.

Because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships, in November 1999 the Company agreed to provide additional funding to the Shipbuilder for completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement").

Under the terms of the Funding Agreement, the Company released two cash collateralized letters of credit, giving the Shipbuilder access to $40 million of its own funds. In addition, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, GBP 57 million
($93 million) above the drillships' $315 million contract price.  The
Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding
Agreement reach GBP 65 million ($106 million). As of May 8, 2000, the Company had advanced GBP 57 million ($93 million) under the Funding Agreement and had agreed to pay an additional GBP 4 million
($6.1 million) in connection with its share of cost overruns. If the maximum advances of GBP 65 million are made by the Company, the Shipbuilder's parent, Fred. Olsen Energy ASA, has agreed to provide all additional funds necessary to keep the Shipbuilder solvent and working in an expeditious and diligent manner and to enable it to deliver the two completed drillships. In addition, the Shipbuilder's parent will guarantee up to GBP 3 million ($4.9 million) of the Shipbuilder's warranty with respect to the two drillships. The GLOMAR C.R. LUIGS was delivered on March 16, 2000, and the GLOMAR JACK RYAN is presently scheduled for delivery in the third quarter of 2000.

The Funding Agreement did not settle any portion of the Shipbuilder's claim of GBP 133 million ($216 million). The agreement provides that the Shipbuilder will repay to the Company amounts advanced under the Funding Agreement to the extent the amount of the advanced funds exceeds any arbitration award in favor of the Shipbuilder and that the Company shall pay the Shipbuilder to the extent any arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

The Company is seeking to resolve a dispute with Sedco Forex Offshore ("Sedco") with respect to a bareboat charter agreement for the drilling rig, GLOMAR GRAND BANKS. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in 1997. At issue are (i) the date of termination of the charter, (ii) the condition of the rig upon its return to the Company, and (iii) Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig was in the shipyard for repairs prior to its return to work for another customer. Sedco finished using the rig for drilling in May 1998, at which time the rig entered a shipyard to undergo the repairs at issue. The Company completed the repairs in October 1998 and mobilized the rig to the east coast of Canada, where it has been operating for another customer since December 1998. An arbitration hearing in respect of certain preliminary legal issues has been scheduled for late May 2000. Full evidentiary hearings have been scheduled to begin in September 2000, and the Company expects that additional hearings will be required in 2001. Schlumberger Limited, the parent of Sedco at the time the claims arose, has issued a guaranty in favor of the Company in the amount of $140 million as security for any award ultimately handed down by the arbitration tribunal.

The Company has recorded a noncurrent receivable from Sedco in the amount of $57.8 million at March 31, 2000, consisting of $34.6 million of costs incurred in connection with rig repairs for which the Company contends Sedco is responsible and $23.2 million of dayrate revenue recognized in 1998 in connection with the arbitration ruling. The total amount of the receivable from Sedco recorded at December 31, 1999 was $56.7 million.

The Company is involved in various lawsuits resulting from personal injury and property damage. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

NOTE 7 - NEW CREDIT FACILITY

In April 2000 the Company entered into an unsecured $50 million committed revolving bank credit facility with two major banks. Under the terms of the facility, the Company can borrow up to $50 million at rates generally equal to the then-current Eurodollar rate plus an applicable margin, which, based on the Company's current credit rating, is 0.475 percent. The credit facility, which expires October 31, 2000, contains financial covenants that are identical to those under the Company's other bank credit facilities. There were no borrowings under this new credit facility as of May 10, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Summary

Data relating to the Company's operations by business segment follows:

                                             Three Months Ended
                                                  March 31,
                                          ------------------------     Increase
                                           2000              1999     (Decrease)
                                          ------            ------    ----------
                                               ($ in millions)
Revenues:
  Contract drilling                       $112.3            $160.0        (30%)
  Drilling management                       92.7              72.1         29%
  Oil and gas                                3.7                .8        363%
  Less: Intersegment revenues               (4.6)             (4.9)        (6%)
                                          ------            ------
                                          $204.1            $228.0        (10%)
                                          ======            ======

Operating income:
  Contract drilling                        $ 25.6            $ 63.9       (60%)
  Drilling management                         7.3              (2.6)        na
  Oil and gas                                 2.1               (.2)        na
  Restructure costs                          (5.2)                -         na
  Corporate expenses                         (7.0)             (6.3)        11%
                                           -------           -------
                                            $ 22.8            $ 54.8       (58%)
                                           =======           =======

Operating income decreased by $32.0 million to $22.8 million for the first quarter of 2000 from $54.8 million for the first quarter of 1999. The decline was primarily attributable to decreases in average dayrates and rig utilization for contract drilling, partially offset by higher income from drilling management services. Operating income for the first quarter of 2000 included a one-time $5.2 million charge in connection with a planned restructuring comprised of a workforce reduction and consolidation of facilities.

Since the third quarter of 1999, the Company has seen continued improvement in the U.S. Gulf of Mexico and offshore West Africa, its two largest markets. In the U.S. Gulf of Mexico, the Company's average rig utilization rate was 100 percent in the first quarter of 2000, as compared to an industry average rate of 74 percent for the region. In West Africa, where four of the Company's rigs were cold-stacked at year-end 1999, the Company recently reactivated two rigs and expects a third rig to reenter service in May 2000. In addition, the GLOMAR ROBERT F. BAUER drillship, which had been cold-stacked in Peru since June 1999, returned to work offshore West Africa in April 2000. Drilling markets in the North Sea continue to lag other major markets but have recently showed signs of improvement, particularly for jackup rigs. While the North Sea market may or may not remain soft during 2000, activity in that region has historically increased as summer approaches. Overall, the Company's outlook for the future is positive as oil company budgets and surveys of capital spending plans for 2000 indicate average increases of more than 10 percent over 1999 levels. The Company believes that if commodity prices remain in the current range, actual spending will exceed budgeted estimates.

On March 16, 2000, the Company took delivery of the GLOMAR C.R. LUIGS, the first of two newly constructed, dynamically-positioned, ultra-deepwater drillships. The GLOMAR C.R. LUIGS entered service on April 21, 2000, for the first of two customers under contracts totaling three years. Total revenues to be generated over the three-year period are estimated to be $227 million. Construction of the second drillship, the GLOMAR JACK RYAN, is approximately 90 percent complete. The GLOMAR JACK RYAN is presently scheduled for delivery in the third quarter of 2000. Following delivery, the rig will begin a three-year, $225 million contract. The Company's active fleet will total thirty-three rigs, including ten deepwater rigs, with the addition of these two drillships.

At March 31, 2000, the Company had $1.0 billion of contract drilling backlog, which is expected to be realized as follows: $353 million during the remainder of 2000, $280 million in 2001, and $368 million in 2002 through 2003. Contract drilling backlog at December 31, 1999 was $1.0 billion.

The Company expects earnings in the second quarter of 2000 to exceed first-quarter results as a result of the improvements in dayrates and utilization and the commencement of operations of the GLOMAR C.R.
LUIGS.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                              Three Months Ended
                                                    March 31,
                                           --------------------------   Increase
                                             2000              1999    (Decrease)
                                           -------           -------   ----------

Contract drilling revenues
   by area (in millions): (1)
     Gulf of Mexico                        $  54.9           $  56.3       (2%)
     West Africa                              24.3              27.3      (11%)
     North Sea                                18.5              43.5      (57%)
     Other                                    14.6              32.9      (56%)
                                           -------           -------
                                           $ 112.3           $ 160.0      (30%)
                                           =======           =======

Average rig utilization (2)                    76%               85%
Fleet average dayrate                      $52,000           $66,700

----------------------------------------------
(1)   Includes revenues earned from affiliates.
(2)   Excludes the GLOMAR BEAUFORT SEA I concrete island drilling system,  a currently inactive, special-purpose mobile offshore rig designed for arctic operations.

Of the $47.7 million decrease in contract drilling revenues for the first quarter of 2000 as compared with the comparable quarter of 1999, $36.4 million was attributable to a decrease in average dayrates, and $11.3 million was attributable to a decrease in average rig utilization, primarily attributable to the North Sea. The lower dayrates were due in part to the expiration of higher dayrate contracts signed when market rates were higher and unanticipated rig downtime attributable primarily to repair work on certain deepwater rigs, the latter of which resulted in a loss of dayrate of approximately $5.2 million.

In the first quarter of 2000, the Company averaged 100 percent utilization for its rigs in the U.S. Gulf of Mexico and 60 percent in both the North Sea and West Africa. This compares with first quarter 1999 utilization of Company rigs of 97 percent in the U.S. Gulf of Mexico, 95 percent in the North Sea, and 54 percent in West Africa.

The mobilization of rigs between the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. Specifically, the Company mobilized one drillship from West Africa to offshore Peru in April 1999, one drillship from the U.S. Gulf of Mexico to West Africa in May 1999, two jackups from West Africa to the U.S. Gulf of Mexico in October 1999, and one jackup from the North Sea to the U.S. Gulf of Mexico in January 2000.

The Company's operating profit margin for contract drilling operations decreased to 23 percent for the first quarter of 2000 from 40 percent in the first quarter of 1999. The decrease in operating profit margin was primarily the result of lower average dayrates and rig utilization. Contract drilling operating expenses decreased by $9.4 million primarily due to lower expenses in connection with the Company's cold-stacked rigs. In the first quarter of 2000, the Company had as many as nine cold-stacked rigs (five as of March 31, 2000) as compared to six cold-stacked rigs during the first quarter of 1999.

As of May 8, 2000, fifteen of the Company's rigs were located in the U.S. Gulf of Mexico, nine were offshore West Africa, five were in the North Sea, and one was offshore each of Argentina, Trinidad, and Canada. As of May 8, 2000, four of the Company's thirty-two active rigs were without contracts or commitments.

Drilling Management Services

Drilling management services revenues increased by $20.6 million to $92.7 million in the first quarter of 2000 from $72.1 million in the first quarter of 1999. The increase in revenues consisted of a $35.0 million increase attributable to an increase in the number of turnkey projects, partly offset by an $8.4 million decrease attributable to daywork and other revenues and a $6.0 million decrease attributable to lower average revenues per turnkey project. The Company completed 36 turnkey projects in the first quarter of 2000 (29 wells drilled and seven well completions) as compared to 20 turnkey projects in the first quarter of 1999 (18 wells drilled and two well completions).

Drilling management services operating income increased by $9.9 million to $7.3 million in the first quarter of 2000 from a loss of $2.6 million in the first quarter of 1999. The improvement in the first quarter of 2000 as compared to the first quarter of 1999 was primarily due to a decrease in the number of rigs under term contract to the Company. During 1999, the Company was paying above-market rates for the use of as many as sixteen rigs under term contracts signed in late 1997 and early 1998, when market rates were higher. The incremental cost of these rigs above what they would have cost if contracted as needed on the spot market was estimated to be $8.5 million for the quarter ended March 31, 1999. By June 30, 1999, the Company had substantially fulfilled all obligations related to rigs contracted at above-market rates. Currently, the Company is contracting rigs as needed on a well-by-well basis.

Other Income and Expense

General and administrative expenses increased to $6.2 million in the first quarter of 2000 from $5.9 million in the first quarter of 1999. The increase was due primarily to higher compensation expense, partly offset by lower professional fees. The increase in compensation expense was attributable to a stock-based compensation plan, which is based on Company performance and the market price of the Company's common stock.

Interest expense increased to $16.8 million in the first quarter of 2000 from $13.4 million in the first quarter of 1999 primarily due to higher debt incurred to finance the construction of the GLOMAR C.R. LUIGS and the GLOMAR JACK RYAN drillships.

The Company capitalized $10.9 million of interest expense for the first quarter of 2000 and $4.1 million for the comparable quarter of 1999 in connection with construction of the two drillships.

The Company's effective income tax rate for financial reporting purposes was approximately 29 percent for the first quarter of 2000 as compared to 21 percent for the first quarter of 1999. The higher effective income tax rate was due to an increase in U.S. earnings resulting from higher dayrates and utilization in the U.S. Gulf of Mexico relative to earnings from the Company's foreign markets. The Company's effective tax rate for a quarter is estimated based on the Company's projected annual income and relative amounts of U.S. and foreign income. Because of the differences between U.S. and foreign tax rates, the Company's effective income tax rate can be expected to fluctuate from year to year as the relative amounts of the Company's U.S. and foreign earnings fluctuate.

In the first quarter of 2000, the Company began implementing a restructuring plan designed to streamline its organization and improve efficiency. The plan involves a workforce reduction of approximately
89 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected are primarily corporate support in nature and include materials control, engineering, accounting, and information technology, among others. Approximately 80 percent of the affected positions are located in Houston, and the remaining 20 percent are located in Europe.
The Company recorded a $5.2 million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures. Cash payments for severance will be paid over various periods ranging from six weeks to twelve months from the date of termination, based on salary grade and length of service. Cash payments through March 31, 2000 under the restructuring totaled $1.1 million, comprised entirely of employee severance. Payments contemplated under the restructuring will be substantially completed by December 31, 2000. The Company expects to record pretax savings of approximately
$1.5 million per quarter after the plan's implementation is completed in or about the third quarter of 2000. Approximately 80 percent of the savings is expected to be realized through lower contract drilling expenses, and the remainder is expected to be realized through lower drilling management and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2000, $23.0 million of cash flow was provided by operating activities, $3.9 million was provided from exercises of employee stock options, $0.6 million was provided from sales of properties and equipment, and $0.3 million was provided from maturities of marketable securities. From these amounts, plus available cash, $59.7 million was used for capital expenditures, and $19.6 million was used to reduce long-term debt (net of borrowings).

For the three months ended March 31, 1999, $92.3 million of cash flow was provided by operating activities, $0.3 million was provided from sales of properties and equipment, and $0.2 million was provided from exercises of employee stock options. From these amounts, plus available cash, $98.6 million was used for capital expenditures.

Capital expenditures for the full year 2000 are anticipated to be $158 million, consisting of $60 million for construction of the GLOMAR JACK RYAN, $28 million for the construction of the GLOMAR C.R. LUIGS, $44 million for improvements to the remainder of the drilling fleet, $23 million for capitalized interest, and $3 million for other expenditures.

As of March 31, 2000, the Company had $31.8 million in cash and cash equivalents as compared to $83.3 million at December 31, 1999.

In April 2000 the Company entered into a short-term unsecured $50 million committed revolving bank credit facility with two major banks.
Under the terms of the facility, which expires October 31, 2000, the Company can borrow up to $50 million at rates generally equal to the then-current Eurodollar rate plus an applicable margin, which, based on the Company's current credit rating, is 0.475 percent. The maximum amount available for borrowings under all committed credit facilities is $440 million with the addition of this facility. As of April 30, 2000, borrowings under all committed facilities totaled $343 million, and $97 million was available for future borrowings.

The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its existing bank credit facilities, its cash flow from operations, and its cash and cash equivalents.

FORWARD-LOOKING STATEMENTS

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our expectations regarding the dates rigs will enter or reenter service, the terms under which they will be employed, and the future size of our active rig fleet; our overall positive outlook for the future and our belief that if commodity prices remain in the current range, actual spending by oil companies will exceed budgeted estimates; our expectations regarding the periods during which our contract drilling backlog will be realized and the amounts to be realized during each period; our expectation that earnings in the second quarter of 2000 will exceed first-quarter results;
the details of our restructuring plan, including our statements that it will involve a workforce reduction of approximately 89 positions, that it will affect primarily administrative functions, that implementation will be completed in or about the third quarter of 2000, that cash payments will be substantially completed by December 31, 2000, and that the plan will result in an estimated pretax cost savings of approximately
$1.5 million per quarter after implementation is completed; our anticipated capital expenditures for full-year 2000; our belief regarding our ability to meet all of our current obligations; and other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to, changes in the markets for oil and gas and for offshore drilling services, including changes in demand for our services which may result from changes in oil and gas operators' drilling programs due to factors such as changing oil and gas prices, a general economic slowdown or regional or worldwide recession, and changes in oil and gas drilling technology; uncertainties regarding the plans of our competitors, particularly with regard to changes in the composition of their rig fleets and the marketing of their rigs; the operational risks and uncertainties inherent in offshore oil and gas drilling, including the risk that rigs may experience unanticipated downtime due to construction defects, design or engineering problems or other mechanical problems, or due to damage by external forces;
unanticipated costs or delays in our drillship construction project due to things such as price inflation, contract disputes, design and engineering problems, regulatory requirements, and labor difficulties; the need to make accounting and other adjustments in connection with our restructuring plans as we gather more information regarding the actual impact of our current restructuring; and such other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

The Company disclaims any obligation or undertaking to disseminate any updates or revisions to its statements, forward-looking or otherwise, to reflect changes in the Company's expectations or any change in events, conditions, or circumstances on which any such statements are based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material change from December 31, 1999.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    10.1 Form of Performance Stock Memorandum dated February 22,
         2000, regarding conditional opportunity to acquire Company stock granted to seven executive officers, respectively.

    10.2 Credit Agreement among Global Marine Inc., Various Lending Institutions, ABN AMRO Bank, N.V., as Administrative Agent, Co-Lead Arranger and Book Runner, and Credit Lyonnais New York Branch, as Documentation Agent and Co-Lead Arranger, dated as of April 7, 2000.

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

(b) REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GLOBAL MARINE INC.
                                  (Registrant)

Dated:  May 11, 2000
                                /s/ Douglas C. Stegall
                                --------------------------------------
                                Douglas C. Stegall
                                Vice President and Controller
                                (Duly Authorized Officer and Principal
                                Accounting Officer of the Registrant)