Form 10-Q
period 2000-06-30
GLOBAL MARINE INC
filed 2000-08-14
CIK 41850

As filed with the Securities and Exchange Commission on August 14, 2000


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


            (MARK ONE)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000

                                OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 1-5471

                        GLOBAL MARINE INC.
      (Exact name of registrant as specified in its charter)


          Delaware                               95-1849298
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization                 Identification No.)


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

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of July 31, 2000 was 175,439,471.

                        GLOBAL MARINE INC.

                  TABLE OF CONTENTS TO FORM 10-Q

                   QUARTER ENDED JUNE 30, 2000


                                                              Page
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

         Report of Independent Accountants                       2

           Condensed Consolidated Statement of Income for the
              Three and Six Months Ended June 30, 2000 and 1999  3

           Condensed Consolidated Balance Sheet as of
              June 30, 2000 and December 31, 1999                4

           Condensed Consolidated Statement of Cash Flows for
              the Six Months Ended June 30, 2000 and 1999        6

           Notes to Condensed Consolidated Financial Statements  7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                   14

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                            21


PART II - OTHER INFORMATION

         Item 2.   Change in Securities and Use of Proceeds     21

         Item 4.   Submission of Matters to a Vote of Security
                   Holders                                      22

         Item 6.   Exhibits and Reports on Form 8-K             22

SIGNATURE                                                       23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated
February 29, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Houston, Texas
August 11, 2000

                  GLOBAL MARINE INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (In millions, except per-share amounts)

                                    Three Months Ended          Six Months Ended
                                         June 30,                    June 30,
                                    ------------------          ----------------
                                    2000          1999          2000        1999
                                    ----          ----          ----        ----
Revenues:
  Contract drilling               $148.0        $140.7         $258.4      $297.7
  Drilling management               79.2          53.4          169.2       123.6
  Oil and gas                        4.1           1.6            7.8         2.4
                                  ------        ------         ------      ------
     Total revenues                231.3         195.7          435.4       423.7

Expenses:
  Contract drilling                 75.6          69.4          139.2       142.1
  Drilling management               73.4          52.7          156.0       125.4
  Oil and gas                         .7            .8            1.0         1.3
  Depreciation, depletion,
    and amortization                26.4          21.9           49.8        43.3
  Restructure costs (Note 4)           -             -            5.2           -
  General and administrative         6.0           6.0           12.2        11.9
                                  ------        ------         ------      ------
    Total operating expenses       182.1         150.8          363.4       324.0
                                  ------        ------         ------      ------
    Operating income                49.2          44.9           72.0        99.7

Other income (expense):
  Interest expense                 (17.3)        (13.6)         (34.1)      (27.0)
  Interest capitalized               6.9           5.9           17.8        10.0
  Interest income                     .7            .7            1.5         1.5
                                  ------        ------         ------      ------
    Total other income (expense)    (9.7)         (7.0)         (14.8)      (15.5)
                                  ------        ------         ------      ------

    Income before income taxes      39.5          37.9           57.2        84.2

Provision for income taxes (Note 6):
  Current tax provision (benefit)    2.1          (2.4)           3.5         (.4)
  Deferred tax provision             9.3          12.1           13.0        19.6
                                  ------        ------         ------      ------
    Total provision for
      income taxes                  11.4           9.7           16.5        19.2
                                  ------        ------         ------      ------

Net income                       $  28.1       $  28.2        $  40.7     $  65.0
                                  ======        ======         ======      ======

Earnings per share (Note 3):
  Basic                           $  0.16      $  0.16        $  0.23     $  0.37
  Diluted                         $  0.16      $  0.16        $  0.23     $  0.37



           See notes to condensed consolidated financial statements.

               GLOBAL MARINE INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                         ($ in millions)

                              ASSETS

                                                     June 30,    December 31,
                                                      2000           1999
                                                     --------    ------------
Current assets:
  Cash and cash equivalents                          $  231.7      $  83.3
  Accounts receivable, net of allowances                130.0        101.1
  Costs incurred on turnkey drilling contracts
     in progress                                          4.7         12.9
  Prepaid expenses                                        5.8         11.2
  Other current assets                                    2.8          4.5
                                                      -------      -------
       Total current assets                             375.0        213.0

Properties and equipment:
  Rigs and drilling equipment, less accumulated
     depreciation of $494.3 at June 30, 2000 and
     $450.2 at December 31, 1999                      1,574.8      1,225.8
  Construction in progress                              337.2        632.2
  Oil and gas properties, full-cost method, less
     accumulated depreciation, depletion, and
     amortization of $18.7 at June 30, 2000
     and $16.3 at December 31, 1999                       7.8         10.6
                                                      -------      -------
       Net properties and equipment                   1,919.8      1,868.6

Future income tax benefits                               81.2         90.7
Other assets                                             93.5         92.2
                                                      -------      -------
       Total assets                                  $2,469.5     $2,264.5
                                                      =======      =======




    See notes to condensed consolidated financial statements.

               GLOBAL MARINE INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                         ($ in millions)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,    December 31,
                                                          2000          1999
                                                        --------    ------------
Current liabilities:
  Current maturities of long-term debt                 $      -      $   7.9
  Short-term debt (Note 2)                                185.1            -
  Accounts payable                                         72.1         94.0
  Accrued compensation and related employee costs          24.6         21.6
  Accrued income taxes                                      7.4          6.1
  Accrued interest                                         10.3         10.7
  Other accrued liabilities                                12.5          9.3
                                                        -------       -------
        Total current liabilities                         312.0        149.6

Long-term debt (Note 2)                                   933.0        937.8
Capital lease obligation                                   18.3         17.5
Other long-term liabilities                                18.8         24.6
Contingencies (Note 7)                                        -            -

Stockholders' equity:
  Preferred stock, $0.01 par value, 10 million
    shares authorized, no shares issued or outstanding        -            -
  Common stock, $0.10 par value, 300 million shares
    authorized, 175,402,972 shares and 174,421,339
    shares issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively                        17.5         17.4
  Additional paid-in capital                              340.3        328.6
  Retained earnings                                       831.8        791.1
  Accumulated other comprehensive loss                     (2.2)        (2.1)
                                                        -------      -------
        Total stockholders' equity                      1,187.4      1,135.0
                                                        -------      -------
            Total liabilities and stockholders' equity $2,469.5     $2,264.5
                                                        =======      =======




            See notes to condensed consolidated financial statements.

               GLOBAL MARINE INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In millions)

                                                       Six Months Ended
                                                            June 30,
                                                       -----------------
                                                        2000       1999
                                                       ------     ------
Cash flows from operating activities:
  Net income                                           $ 40.7     $ 65.0
  Adjustments to reconcile net income to net
   cash flow provided by operating activities:
     Depreciation, depletion, and amortization           49.8       43.3
     Deferred income taxes                               13.0       19.6
     (Increase) decrease in accounts receivable         (29.4)      40.4
     Decrease (increase) in costs incurred on
       turnkey drilling contracts in progress             8.2       (5.8)
     Decrease in prepaid expenses and
       other current assets                               6.8        6.6
     Decrease in noncurrent receivables                    .2        3.4
     Decrease in accounts payable                       (21.9)     (23.9)
     Decrease in accrued interest                         (.4)         -
     Increase (decrease) in other accrued
       liabilities                                        7.5      (10.6)
     Other, net                                           (.9)      11.0
                                                        -----      -----
     Net cash flow provided by operating
       activities                                        73.6      149.0

Cash flows from investing activities:
  Capital expenditures                                 (100.4)    (180.3)
  Proceeds from sales of properties and equipment         1.2        2.1
  Other                                                    .3        (.3)
                                                        -----      -----
   Net cash flow used in investing activities           (98.9)    (178.5)

Cash flows from financing activities:
  Increases in long-term debt                            728.0      70.0
  Reductions of long-term debt                          (555.9)    (80.0)
  Proceeds from exercises of employee stock options        8.3       1.7
  Debt issue costs                                        (6.7)        -
                                                         -----     -----
    Net cash flow provided by (used in) financing
    activities                                           173.7      (8.3)
                                                         -----     -----

Increase (decrease) in cash and cash equivalents         148.4     (37.8)
Cash and cash equivalents at beginning of period          83.3      56.9
                                                         -----     -----
Cash and cash equivalents at end of period             $ 231.7    $ 19.1
                                                        ======     =====


    See notes to condensed consolidated financial statements.

                  GLOBAL MARINE INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company is required to implement SAB 101 no later than the fourth quarter of 2000. The Company is in the process of evaluating SAB 101 and has not yet determined what effect, if any, its implementation will have on the Company's financial statements. The Company intends to implement SAB 101 in the fourth quarter of 2000.


NOTE 2 - LONG-TERM DEBT

Long-term debt as of June 30, 2000 and December 31, 1999, consisted of the following:

                                                                  6/30/00          12/31/99
                                                                  -------          --------
                                                                         (In millions)
7-1/8% Notes due 2007, net of discount                             $299.5           $299.5
7% Notes due 2028, net of discount                                  296.4            296.3
Zero coupon convertible debentures, net of discount                 300.0                -
Commercial paper                                                     27.1            235.9
Borrowings under bank credit facilities                              10.0            114.0
                                                                   ------           ------
     Total long-term debt, including current maturities             933.0            945.7
Less current maturities                                                 -              7.9
                                                                   ------           ------
     Long-term debt                                                $933.0           $937.8
                                                                   ======           ======

In June 2000 the Company completed a private placement of Zero Coupon Convertible Debentures due June 23, 2020, and received net proceeds of $293.0 million after deduction for underwriting fees. The Company used $114.1 million of the proceeds to reduce outstanding commercial paper in June 2000 and used the remainder of the proceeds, plus available cash, to reduce outstanding commercial paper by

$185.1 million in July 2000. Commercial paper in the amount of $185.1 million that was redeemed in July 2000 was classified as short-term debt at June 30, 2000.

The convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5 percent per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into
12.2182 shares of Global Marine Inc. common stock at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to redeem the debentures on the fifth, tenth, and fifteenth anniversaries of the issuance at a price equal to the accreted value through the date of redemption. The Company may pay the redemption price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock.

In July 2000 the Company terminated its $150 million and $50 million committed, unsecured revolving bank credit facilities. With the termination of these two facilities, aggregate borrowings under the Company's remaining $240 million bank credit facility, which expires December 2002, and the commercial paper program are limited to $240 million.


NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                             Three Months Ended June 30,            Six Months Ended June 30,
                                             --------------------------             -------------------------
                                             2000                  1999             2000                1999
                                             -------              ------            ------             ------
                                                           ($ in millions, except per-share data)

Net income (numerator):                         $28.1             $28.2               $40.7              $65.0
                                          ===========       ===========         ===========        ===========

Shares (denominator):
   Shares - Basic                         175,160,102       173,836,006         174,910,593        173,653,556
   Effect of employee stock options         4,128,910         3,029,590           3,768,160          2,423,975
                                          -----------       -----------         -----------        -----------
   Shares - Diluted                       179,289,012       176,865,596         178,678,753        176,077,531
                                          ===========       ===========         ===========        ===========

Earnings per share:
   Basic                                       $0.16              $0.16               $0.23              $0.37
   Diluted                                     $0.16              $0.16               $0.23              $0.37

Diluted per-share computations for the three and six months ended
June 30, 2000, exclude 7,330,920 potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures because they are anti-dilutive.

NOTE 4 - RESTRUCTURE COSTS

In the first quarter of 2000, the Company began implementing a restructuring designed to streamline its organization and improve efficiency. The restructuring involves a workforce reduction of approximately 89 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected are primarily corporate support in nature and include materials control, engineering, accounting, and information technology, among others. Approximately 80 percent of the affected positions are located in Houston, and the remaining 20 percent are located in Europe. The Company recorded a $5.2 million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures. Cash payments for severance could be paid over various periods generally ranging from six weeks to twelve months from the date of termination, based on salary grade and length of service. Cash payments through June 30, 2000, under the restructuring totaled $2.1 million, consisting of $1.9 million for employee severance and $0.2 million for facility closures.

NOTE 5 - SEGMENT AND GEOGRAPHIC INFORMATION

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                               Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                               ------------------     ----------------
                                               2000          1999     2000         1999
                                               -----         -----    -----        -----
                                                             (In millions)

Revenues from  external customers:
   Contract drilling                           $ 148.0     $ 140.7    $ 258.4   $ 297.7
   Drilling management services                   79.2        53.4      169.2     123.6
   Oil and gas                                     4.1         1.6        7.8       2.4
                                               -------     -------    -------   -------
   Consolidated                                $ 231.3     $ 195.7    $ 435.4   $ 423.7
                                               =======     =======    =======   =======
Intersegment revenues:
   Contract drilling                           $     -     $    .9    $   1.9   $   3.9
   Drilling management services                    2.2         3.0        4.9       4.9
   Intersegment eliminations                      (2.2)       (3.9)      (6.8)     (8.8)
                                               -------     -------    -------   -------
   Consolidated                                $     -     $     -    $     -   $     -
                                               =======     =======    =======   =======
Total revenues:
   Contract drilling                           $ 148.0     $ 141.6    $ 260.3   $ 301.6
   Drilling management services                   81.4        56.4      174.1     128.5
   Oil and gas                                     4.1         1.6        7.8       2.4
   Intersegment eliminations                      (2.2)       (3.9)      (6.8)     (8.8)
                                               -------     -------    -------   -------
   Consolidated                                $ 231.3     $ 195.7    $ 435.4   $ 423.7
                                               =======     =======    =======   =======

Operating income:
   Contract drilling                           $  47.6     $  50.5    $   73.2  $ 114.4
   Drilling management services                    5.8          .7        13.1     (1.9)
   Oil and gas                                     2.3          .1         4.4      (.1)
   Restructure costs                                 -           -        (5.2)       -
   Corporate expenses                             (6.5)       (6.4)      (13.5)   (12.7)
                                               -------     -------    --------  -------
   Consolidated                                $  49.2     $  44.9    $   72.0  $  99.7
                                               =======     =======    ========  =======


NOTE 6 - INCOME TAXES

The Company's effective income tax rate for financial reporting purposes was approximately 29 percent for both the quarter and six months ended June 30, 2000. This compares to an effective rate of 26 percent for the second quarter of 1999 and 23 percent for the six months ended June 30, 1999, and the U.S. federal statutory rate of 35 percent. The Company's effective tax rate for a period is estimated based on the Company's projected annual income and relative amounts of U.S. and foreign income. The increase in the Company's effective rate for 2000 as compared to 1999 was due to an increase in U.S. earnings relative to earnings from the Company's foreign markets, and the fact that the U.S. statutory rate of 35 percent was generally higher than the rates applicable to the Company's non-U.S. earnings. The Company's U.S. earnings were higher in 2000 than in 1999 primarily due to higher dayrates and utilization for the Company's rigs operating in the U.S. Gulf of Mexico and higher income from drilling management services in the U.S. Gulf of Mexico.


NOTE 7 - CONTINGENCIES

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

In October 1999 the Company received a claim from the Shipbuilder alleging breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment, and design change orders. In its claim, the Shipbuilder also requested additional compensation for increases in the drillships' steel weight. The amount of the Shipbuilder's claim in excess of the contract price totals GBP133 million ($202 million). With the exception of a small portion of the steel-weight claim, the Company believes that the claim is totally without merit. The contracts provide that such claims are to be resolved through arbitration in London.

Because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships, in November 1999 the Company agreed to provide additional funding to the Shipbuilder for completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement").

Under the terms of the Funding Agreement, the Company released two cash collateralized letters of credit, giving the Shipbuilder access to $40 million of its own funds. In addition, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, GBP57 million ($92.6 million) above the drillships' $315 million contract price. The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reach GBP65 million ($104.8 million).
As of August 11, 2000, the Company had advanced GBP63.9 million ($103.1 million) under the Funding Agreement, including GBP6.9 million ($10.5 million) in connection with its share of cost overruns. If the maximum advances of GBP65 million are made by the Company, the Shipbuilder's parent, Fred. Olsen Energy ASA, has agreed to provide all additional funds necessary to keep the Shipbuilder solvent and working in an expeditious and diligent manner and to enable it to deliver the two completed drillships.
In addition, the Shipbuilder's parent will guarantee up to GBP3 million ($4.5 million) of the Shipbuilder's warranty with respect to the two drillships. The Glomar C.R. Luigs was delivered on March 16, 2000. The status of delivery of the Glomar Jack Ryan is discussed below.

The Funding Agreement did not settle any portion of the Shipbuilder's claim of GBP133 million ($202 million). The agreement provides that the Shipbuilder will repay to the Company amounts advanced under the Funding Agreement to the extent the amount of the advanced funds exceeds any arbitration award in favor of the Shipbuilder and that the Company will pay the Shipbuilder to the extent any arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

On August 1, 2000, the Company delivered notice to the Shipbuilder of its intent to take possession of the Glomar Jack
Ryan following the Shipbuilder's failure to timely deliver the vessel in accordance with construction contract as amended by the Funding Agreement. Following the Shipbuilder's refusal to grant possession of the vessel to the Company, the Company filed an application for a mandatory injunction with the London Commercial
Court requesting that the shipbuilder be ordered to do so.  The
Court granted the injunction on August 11, 2000, on the condition that the Company post a bond in the amount of $100 million to secure the Shipbuilder's lien for the delivery installment and the unsecured balance of the Shipbuilder's previously disclosed claims. The Company's obligation, if any, to pay the delivery installment and its liability for the previously disclosed claims will be subject to determination in arbitration proceedings that are currently underway in London. The vessel will sail to a shipyard in the U.S. Gulf of Mexico where final completion and commissioning will be undertaken. The Company estimates that the ship could be accepted by the customer and begin earning dayrate under its drilling contract around November 1, 2000. The Company believes that the additional cost of bringing the ship to the U.S. for final completion and commissioning will not be material to the total cost of the vessel.

The Company is seeking to resolve a dispute with Sedco Forex Offshore ("Sedco") with respect to a bareboat charter agreement for the drilling rig, Glomar Grand Banks. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in 1997. At issue are (i) the date of termination of the charter, (ii) the condition of the rig upon its return to the Company, and (iii) Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig was in the shipyard for repairs prior to its return to work for another customer. Sedco finished using the rig for drilling in May 1998, at which time the rig entered a shipyard to undergo the repairs at issue. The Company completed the repairs in October 1998 and mobilized the rig to the east coast of Canada, where it was operating from December 1998 to July 2000. An arbitration hearing in respect of certain preliminary legal issues was held in late May 2000. Full evidentiary hearings are scheduled to begin in September
2000, and the Company expects that additional hearings will be required in 2001. Schlumberger Limited, the parent of Sedco at the time the claims arose, has issued a guaranty in favor of the Company in the amount of $140 million as security for any award ultimately handed down by the arbitration tribunal.

The Company has recorded a noncurrent receivable from Sedco in the amount of $58.5 million at June 30, 2000, consisting of $35.3 million of costs incurred in connection with rig repairs for which the Company contends Sedco is responsible and $23.2 million of dayrate revenue recognized in 1998 in connection with the arbitration ruling. The total amount of the receivable from Sedco recorded at December 31, 1999 was $56.7 million.

The Company is involved in various lawsuits resulting from personal injury and property damage. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Summary

Data relating to the Company's operations by business segment follows:

                                       Three Months Ended June 30,    Six Months Ended June 30,
                                       ---------------------------    -------------------------
                                                       % Increase                   % Increase
                                       2000      1999    (Decrease)   2000    1999   (Decrease)
                                       -----     -----   ----------   -----   -----   --------
                                                             ($ in millions)
Revenues:
  Contract drilling                   $148.0    $141.6         5%     $260.3  $301.6     (14%)
  Drilling management                   81.4      56.4        44%      174.1   128.5      35%
  Oil and gas                            4.1       1.6       156%        7.8     2.4     225%
  Less: Intersegment revenues           (2.2)     (3.9)      (44%)      (6.8)   (8.8)    (23%)
                                      ------    ------                ------  ------
                                      $231.3    $195.7        18%     $435.4  $423.7       3%
                                      ======    ======                ======  ======

Operating income:
  Contract drilling                   $ 47.6   $  50.5        (6%)    $ 73.2  $114.4     (36%)
  Drilling management                    5.8        .7       729%       13.1    (1.9)      na
  Oil and gas                            2.3        .1      2200%        4.4     (.1)      na
  Restructure costs                        -         -         na       (5.2)      -       na
  Corporate expenses                    (6.5)     (6.4)        2%      (13.5)  (12.7)       6%
                                      ------    ------                 ------  ------
                                     $  49.2   $  44.9        10%     $ 72.0  $ 99.7      (28%)
                                      ======    ======                 ======  ======


Operating income increased by $4.3 million to $49.2 million for the second quarter of 2000 from $44.9 million for the second quarter of 1999 primarily due to higher income from drilling management services and oil and gas, partly offset by lower income from contract drilling. The decrease in contract drilling was primarily due to a decrease in average dayrates and unanticipated rig downtime on certain of the Company's deepwater rigs. These declines were partially offset by the addition to the fleet of the Glomar C.R. Luigs ultra-deepwater drillship in April 2000 and higher utilization of the Company's rigs in the U.S. Gulf of Mexico and offshore West Africa.

Operating income decreased by $27.7 million to $72.0 million for the six months ended June 30, 2000, from $99.7 million for the six months ended June 30, 1999. The decline was primarily attributable to decreases in average dayrates and rig utilization for contract drilling, partially offset by higher income from drilling management services and the addition to the fleet of the Glomar C.R. Luigs. Operating income for the six months ended June 30, 2000, included a one-time $5.2 million charge in connection with a planned restructuring comprised of a workforce reduction and consolidation of facilities.

Since the third quarter of 1999, the Company has seen continued improvement in the U.S. Gulf of Mexico and offshore West Africa jackup markets. In the U.S. Gulf of Mexico, the Company's average rig utilization rate was 100 percent for the six months ended June 30, 2000, as compared to an industry average of 76 percent for the region. As of August 2000, spot market dayrates for premium jackups in the U.S. Gulf of Mexico had increased about three-fold from levels one year ago. In West Africa, where four of the Company's rigs were cold-stacked at year-end 1999, the Company reactivated two rigs in the first quarter of 2000, and a third rig reentered service on August 1, 2000. In addition, the Glomar Robert

F. Bauer drillship, which had been cold-stacked in Peru since
June 1999, returned to work offshore West Africa in April 2000.
On July 22, 2000, the Glomar Labrador jackup commenced operations offshore Trinidad under an 80-day contract, following which it has a commitment from another customer for one year. Prior to July, the rig had been idle in Argentina for nearly a year.
The Glomar Adriatic VI jackup, however, completed operations under a high-dayrate, two-year contract in the North Sea on August 10, 2000, and is to resume operations in September 2000 at a rate that is $50,000 per day lower than the previous contract.

Despite the improvements in jackup markets, the outlook for second and third-generation semisubmersible rigs remains weak, particularly in the North Sea, where the Company has two cold-stacked third-generation semisubmersibles. The North Sea market continues to lag other major markets and will likely remain soft for the remainder of 2000. Another of the Company's third-generation semisubmersibles, the Glomar Grand Banks, completed its $163,000 per-day contract off the east coast of Canada on July 2, 2000, and is not expected to return to work in 2000. As a result of the foregoing, the Company expects earnings in the third quarter of 2000 to be roughly comparable to the second quarter of 2000 as increased rig utilization in West Africa and higher dayrates in the U.S. Gulf of Mexico are largely offset by the reduced contribution from the Glomar Adriatic VI and the Glomar Grand Banks as discussed above.

On March 16, 2000, the Company took delivery of the Glomar C.R. Luigs, the first of two newly constructed, dynamically-positioned, ultra-deepwater drillships. The Glomar C.R. Luigs entered service on April 21, 2000, for the first of two customers under contracts totaling three years. Total revenues to be generated over the three-year period are estimated to be $227 million. Construction of the Glomar Jack Ryan, the Company's other new-build, ultra-deepwater drillship, is approximately 98 percent complete.

On August 1, 2000, the Company delivered notice to Harland and
Wolff, the shipbuilder of the Glomar Jack Ryan, of its intent to take possession of the ship following the shipbuilder's failure to timely deliver the vessel in accordance with the construction contract as amended by the previously disclosed Funding Agreement. Following the shipbuilder's refusal to grant possession of the vessel to the Company, the Company filed an application for a mandatory injunction with the London Commercial Court requesting that the shipbuilder be ordered to do so. The Court granted the injunction on August 11, 2000, on the condition that the Company post a bond in the amount of $100 million to secure the shipbuilder's lien for the delivery installment and the unsecured balance of the shipbuilder's previously disclosed claims. The Company's obligation, if any, to pay the delivery installment and its liability for the previously disclosed claims will be subject to determination in arbitration proceedings that are currently underway in London. The vessel will sail to a shipyard in the U.S. Gulf of Mexico where final completion and commissioning will be undertaken. The Company estimates that the ship could be accepted by the customer and begin earning dayrate under its drilling contract around November 1, 2000. The Company believes that the additional cost of bringing the ship to the U.S. for final completion and commissioning will not be material to the total cost of the vessel.

At June 30, 2000, the Company had $949 million of contract drilling backlog, which is expected to be realized as follows:
$278 million during the remainder of 2000, $317 million in 2001, and $354 million in 2002 through 2003. Contract drilling backlog at December 31, 1999 was $1.0 billion.

The Company's results of operations could be limited by its ability to find and retain qualified personnel in a tightening market for offshore labor. In recognition of this, effective June
1, 2000, the Company
increased compensation levels for certain of its offshore positions between five and ten percent. Approximately 40 percent of the overall impact is expected to be recoverable from customers under dayrate adjustment provisions of certain contracts. The Company believes that it has not experienced any adverse effect on operations to date resulting from its ability to find or retain qualified personnel and that its compensation levels are competitive within the industry.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                 ---------------------------      -------------------------
                                                                 % Increase                     % Increase
                                                 2000      1999    (Decrease)     2000     1999   (Decrease)
                                                 -----     -----    --------      ------   -----   --------

 Contract drilling revenues by area
    (in millions): (1)
   Gulf of Mexico                               $ 76.6    $ 43.5        76%       $ 131.5  $ 99.8     32%
   West Africa                                    31.9      23.9        33%          56.2    51.2     10%
   North Sea                                      19.4      36.8       (47%)         37.9    80.3    (53%)
   Other                                          20.1      37.4       (46%)         34.7    70.3    (51%)
                                                ------    ------                   ------   ------
                                               $ 148.0    $141.6         5%       $ 260.3  $301.6    (14%)
                                                ======    ======                   ======   ======

Average rig utilization (2)                        84%        78%                     80%      81%
Average dayrate                                $59,400    $63,700                 $56,000  $65,300

------------------------------------
(1)   Includes revenues earned from affiliates.
(2)   Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for arctic operations.

Of the $6.4 million increase in contract drilling revenues for the second quarter of 2000 as compared with the second quarter of 1999, $12.2 million was attributable to the addition to the fleet of the Glomar C.R. Luigs drillship in April 2000, and $8.9 million was attributable to an increase in average rig utilization, primarily in the U.S. Gulf of Mexico and West Africa. These increases were partially offset by a $14.5 million decrease due to lower average dayrates and unanticipated rig downtime on certain of the Company's deepwater rigs. The decline in average dayrates was attributable to the expiration of certain higher dayrate contracts signed when rig markets were tighter, partially offset by higher dayrates for jackup rigs in the U.S. Gulf of Mexico.

Of the $41.3 million decrease in contract drilling revenues for the six months ended June 30, 2000, as compared with the six months ended June 30, 1999, $50.0 million was attributable to a decrease in average dayrates, and $3.2 million was attributable to a decrease in average rig utilization, primarily in the North Sea. The lower dayrates were due in part to the expiration of higher dayrate contracts signed when market rates were higher and unanticipated rig downtime attributable primarily to repair work on certain deepwater rigs and were partly offset by higher dayrates for jackup rigs in the U.S. Gulf of Mexico. These decreases were partially offset by a $12.2 million increase attributable to the addition to the fleet of the Glomar C.R. Luigs drillship in April 2000.

In the second quarter of 2000, the Company averaged 100 percent utilization for its rigs in the U.S. Gulf of Mexico, 78 percent offshore West Africa, and 60 percent in the North Sea. This compares with the

Company's average rig utilization for the second quarter of 1999 of 94 percent in the U.S. Gulf of Mexico, 32 percent in West Africa, and 92 percent in the North Sea.

For the six months ended June 30, 2000, the Company averaged 100 percent utilization for its rigs in the U.S. Gulf of Mexico, 69 percent offshore West Africa, and 60 percent in the North Sea. This compares with the Company's average rig utilization for the six months ended June 30, 1999, of 96 percent in the U.S. Gulf of Mexico, 47 percent in West Africa, and 93 percent in the North Sea.

The mobilization of rigs between the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. Specifically, the Company mobilized one drillship from West Africa to offshore Peru in April 1999 and back to West Africa in April 2000, one drillship from the U.S. Gulf of Mexico to West Africa in May 1999, two jackups from West Africa to the U.S. Gulf of Mexico in October 1999, and one jackup from the North Sea to the U.S. Gulf of Mexico in January 2000.

The Company's operating profit margin for contract drilling operations decreased to 32 percent for the second quarter of 2000 from 36 percent for the second quarter of 1999 primarily due to lower average dayrates. Contract drilling operating expenses increased by $9.3 million primarily due to higher depreciation and other operating costs in connection with the addition of the Glomar C.R. Luigs to the drilling rig fleet, and higher operating costs due to fewer cold-stacked rigs in the second quarter of 2000 as compared to the second quarter of 1999. In the second quarter of 2000, the Company had four cold-stacked rigs as compared to as many as seven cold-stacked rigs during the second quarter of 1999.

The Company's operating profit margin for contract drilling operations decreased to 28 percent for the six months ended June 30, 2000, from 38 percent for the six months ended June 30, 1999, primarily due to lower average dayrates. Contract drilling operating expenses decreased by $0.1 million primarily due to lower operating costs in connection with the Company's cold-stacked rigs, partially offset by higher depreciation and other operating costs in connection with the addition to the fleet of the Glomar C.R. Luigs. During the six months ended June 30, 2000, the Company had as many as nine cold-stacked rigs (four as of June 30, 2000) as compared to seven cold-stacked rigs during the six months ended June 30, 1999.

As of August 11, 2000, sixteen of the Company's rigs were located in the U.S. Gulf of Mexico, eight were offshore West Africa, five were in the North Sea, two were offshore Trinidad, and one was offshore the east coast of Canada. As of August 11, 2000, four of the Company's thirty-two active rigs were without contracts or commitments.

Drilling Management Services

Drilling management services revenues increased by $25.0 million to $81.4 million in the second quarter of 2000 from $56.4 million in the second quarter of 1999, and operating income increased by $5.1 million to $5.8 million in the second quarter of 2000 from $0.7 million in the second quarter of 1999. The increase in revenues consisted of a $26.5 million increase attributable to higher average revenues per turnkey project and a $1.5 million increase attributable to daywork and other revenues, partly offset by a $3.0 million decrease attributable to a decrease in the number of turnkey projects. The Company completed 23 turnkey projects in the second quarter of 2000 (20 wells drilled and 3 well completions) as compared to 24 turnkey projects in the second quarter of 1999 (19 wells drilled and 5 well completions).

Drilling management services revenues increased by $45.6 million to $174.1 million for the six months ended June 30, 2000, from $128.5 million for the six months ended June 30, 1999, and operating income increased by $15.0 million to $13.1 million for the six months ended June 30, 2000, from a loss of $1.9 million for the six months ended June 30, 1999. The increase in revenues consisted of a $37.5 million increase attributable to an increase in the number of turnkey projects and a $15.0 million increase attributable to higher average revenues per turnkey project, partly offset by a $6.9 million decrease attributable to daywork and other revenues. The Company completed 59 turnkey projects for the six months ended June 30, 2000 (49 wells drilled and 10 well completions), as compared to 44 turnkey projects for the six months ended June 30, 1999
(37 wells drilled and 7 well completions).

The improvement in drilling management services operating results for the three and six months ended June 30, 2000, as compared to the prior-year periods was due in part to a decrease in the number of rigs under term contract to the Company. During 1999 the Company was paying above-market rates for the use of as many as sixteen rigs under term contracts signed in late 1997 and early 1998, when market rates were higher. The incremental cost of these rigs above what they would have cost if contracted as needed on the spot market was estimated to be $3.3 million and $11.8 million for the three and six months ended June 30, 1999, respectively. By June 30, 1999, the Company had substantially fulfilled all obligations related to rigs contracted at above-market rates. Currently, the Company is contracting rigs as needed on a well-by-well basis.

Other Income and Expense

General and administrative expenses increased to $12.2 million for the six months ended June 30, 2000, from $11.9 million for the six months ended June 30, 1999. The increase was due primarily to higher compensation expense, partly offset by lower professional fees. The increase in compensation expense was attributable to accrued expenses under a stock-based compensation plan, which is based on Company performance and the market price of the Company's common stock.

Interest expense increased to $17.3 million in the second quarter of 2000 from $13.6 million in the second quarter of 1999. Interest expense increased to $34.1 million for the six months ended June 30, 2000, from $27.0 million for the comparable prior-year period. The increases were primarily due to higher debt incurred to finance the construction of the Glomar C.R. Luigs and the Glomar Jack Ryan drillships.

In connection with construction of the two drillships, the Company capitalized $6.9 million of interest expense for the second quarter of 2000 as compared to $5.9 million for the second quarter of 1999, and $17.8 million for the six months ended June 30, 2000, as compared to $10.0 million for the comparable prior-year period.

The Company's effective income tax rate for financial reporting purposes was approximately 29 percent for both the quarter and six months ended June 30, 2000. This compares to an effective rate of 26 percent for the second quarter of 1999 and 23 percent for the six months ended June 30, 1999, and the U.S. federal statutory rate of 35 percent. The increase in the effective income tax rate was due to an increase in U.S. earnings relative to earnings from the Company's foreign markets. The Company's effective tax rate for a period is estimated based on the Company's projected annual income and relative amounts of U.S. and foreign income. Because of the differences between U.S. and foreign tax rates, the Company's effective income tax rate can be expected to fluctuate from year to year as the relative amounts of the Company's U.S. and foreign earnings fluctuate.

In the first quarter of 2000, the Company began implementing a restructuring designed to streamline its organization and improve efficiency. The restructuring involves a workforce reduction of approximately 89 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected are primarily corporate support in nature and include materials control, engineering, accounting, and information technology, among others. Approximately
80 percent of the affected positions are located in Houston, and the remaining 20 percent are located in Europe. The Company recorded a $5.2 million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures. Cash payments for severance could be paid over various periods generally ranging from six weeks to twelve months from the date of termination, based on salary grade and length of service. As of June 30, 2000, cash payments under the restructuring totaled $2.1 million, consisting of $1.9 million for employee severance and $0.2 million for facility closures. Payments contemplated under the restructuring will be substantially completed by December 31, 2000. The Company expects to record pretax savings of approximately $1.5 million per quarter after the plan's implementation is completed in or about the third quarter of 2000. Approximately 80 percent of the savings is expected to be realized through lower contract drilling expenses, and the remainder is expected to be realized through lower drilling management and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

In June 2000 the Company completed a private placement of Zero Coupon Convertible Debentures due June 23, 2020, and received net proceeds of $293.0 million after deduction for underwriting fees. The Company used $114.1 million of the proceeds to reduce outstanding commercial paper in June 2000 and used the remainder of the proceeds, plus available cash, to reduce outstanding commercial paper by $185.1 million in July 2000. Proceeds from issuances of commercial paper were used primarily to finance construction of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, and for general corporate purposes.

The convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5 percent per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into
12.2182 shares of Global Marine Inc. common stock (7,330,920 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to redeem the debentures on the fifth, tenth, and fifteenth anniversaries of the issuance at a price equal to the accreted value through the date of redemption. The Company may pay the redemption price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock.

In July 2000 the Company terminated its $150 million and $50 million committed, unsecured revolving bank credit facilities. With the termination of these two facilities, aggregate borrowings under the Company's remaining $240 million bank credit facility, which expires December 2002, and the commercial paper program are limited to $240 million. As of July 31, 2000, borrowings under the $240 million facility and the commercial paper program totaled $23.0 million, and $217.0 million was available for future borrowings.

For the six months ended June 30, 2000, $293.0 million of cash flow was provided from issuance of the zero coupon convertible debentures (after deduction for underwriting fees), $73.6 million was provided by operating activities, $8.3 million was provided from exercises of employee stock options, $1.2 million was provided from sales of properties and equipment, and $0.3 million was provided from maturities of marketable securities. From these amounts, $127.6 million was used to reduce long-term debt (net of borrowings), and $100.4 million was used for capital expenditures.

For the six months ended June 30, 1999, $149.0 million of cash flow was provided by operating activities, $2.1 million was provided from sales of properties and equipment, and $1.7 million was provided from exercises of employee stock options. From these amounts, plus available cash, $180.3 million was used for capital expenditures, $10.0 million was used to reduce long-term debt (net of borrowings), and $0.3 million was used to purchase marketable securities.

Capital expenditures for the full year 2000 are presently estimated to be $183 million. This amount consists of $57 million for construction of the Glomar Jack Ryan, $33 million for construction of the Glomar C.R. Luigs, $16 million for planned refurbishments and upgrades to the Glomar Arctic IV in addition to $5 million of previously expended amounts in connection with mooring system upgrades to the rig, $5 million for upgrades to the Glomar Adriatic VI, $40 million for improvements to the remainder of the drilling fleet, $24 million for capitalized interest, and $3 million for other expenditures.

As of June 30, 2000, the Company had $231.7 million in cash and cash equivalents, as compared to $83.3 million at December 31, 1999. Approximately $185 million of the Company's cash and cash equivalents balance at June 30 was used to redeem outstanding debt in July 2000.

The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its cash flow from operations, its cash and cash equivalents, and its existing bank credit facilities.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company is required to implement SAB 101 no later than the fourth quarter of 2000. The Company is in the process of evaluating SAB 101 and has not yet determined what effect, if any, its implementation will have on the Company's financial statements. The Company intends to implement SAB 101 in the fourth quarter of 2000.

FORWARD-LOOKING STATEMENTS

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our expectations regarding the dates rigs will commence or resume operations and begin earning dayrate, the terms under which they will be employed, and the revenues rigs are expected to generate;
our beliefs regarding the likelihood of collecting disputed amounts from the Shipbuilder of the Glomar C.R. Luigs and the Glomar Jack
Ryan and the immateriality of the additional cost of bring the Glomar
Jack Ryan to the U.S. for final completion and commissioning; our outlook for the second and third-generation semisubmersible and North
Sea rig markets; our expectations regarding the periods during which our contract drilling backlog will be realized and the amounts to be realized during each period; our expectation that earnings in the third quarter of 2000 will be roughly comparable to the second quarter and the expected reasons therefor; our belief that our results of operations could be limited by our ability to find and retain qualified personnel and our expectation that recent compensation increases will be partially recovered from customers; the details of our restructuring plan, including our statements that it will involve a workforce reduction of approximately 89 positions, that it will affect primarily administrative functions, that implementation will be completed in or about the third quarter of 2000, that cash payments will be substantially completed by December 31, 2000, and that the plan will result in an estimated pretax cost savings of approximately $1.5 million per quarter after implementation is completed; our anticipated capital expenditures for full-year 2000 and the expected allocation of those expenditures; our belief regarding our ability to meet all of our current obligations; and other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to, changes in the markets for oil and gas and for offshore drilling services, including changes in demand for our services which may result from changes in oil and gas operators' drilling programs due to factors such as changing oil and gas prices, a general economic slowdown or regional or worldwide recession, and changes in oil and gas drilling technology; the operational risks and uncertainties inherent in offshore oil and gas drilling, including the risk that rigs may experience unanticipated downtime due to construction defects, design or engineering problems or other mechanical problems, or due to damage by external forces; unanticipated costs or delays in finishing construction of the Glomar Jack Ryan or in putting it or other rigs to work due to things such as contract disputes, design and engineering or other mechanical problems, or labor difficulties; the uncertainty involved in dealing with other parties and resolving disputed matters through arbitration, litigation, or by other means; unanticipated changes in labor markets due to things such as general economic trends; the need to make accounting and other adjustments in connection with our restructuring plan as we gather more information regarding the actual impact of our current restructuring; and such other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

No material change from December 31, 1999.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 23, 2000, the Company issued and sold $600 million principal amount at maturity of its Zero Coupon Convertible
Debentures Due June 23, 2020 (the "Debentures"). The Debentures were sold to

Credit Suisse First Boston Corporation, as initial purchaser. The Company received proceeds of $488.36 per $1,000 principal amount at maturity (a total of $293,016,000) for the sale of the Debentures to the initial purchaser, which offered the Debentures for sale pursuant to Rule 144A to qualified institutional buyers and pursuant to Regulation S in offshore transactions at an initial price of $499.60 per $1,000 principal amount at maturity (for a total initial offering price of $299,760,000). The underwriting discount was 2.25%, or $6,744,000 in the aggregate. The net proceeds were used to repay outstanding debt of the Company. The Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of the Company's Common Stock, $.10 par value per share, at a conversion rate of 12.2182 shares of Common Stock per $1,000 principal amount at maturity of Debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 11, 2000. At the meeting, three directors were elected by a vote of holders of Common Stock, $.10 par value per share, as outlined in the Company's proxy statement relating to the meeting. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (c) all of such nominees were elected. The following numbers of votes were cast as to the director nominees: Edward A. Blair, 160,352,375 votes for and 812,790 votes withheld; John M. Galvin, 160,324,210 votes for and 840,955 votes withheld; and Ben G. Streetman, 160,364,269 votes for and 800,896 votes withheld. A vote was also taken on a proposal to approve the Global Marine Non-Employee Director Restricted Stock Plan, with 142,866,943 votes being cast for approval, 17,557,774 votes being cast against approval, and 740,448 abstentions and broker non-votes. In addition, a vote was taken on a proposal to approve an increase in the authorized shares for the Global Marine 1998 Stock Option and Incentive Plan, with 131,112,727 votes being cast for approval, 29,408,030 votes being cast against approval, and 644,408 abstentions and broker non-votes. A vote was also taken on ratification of the appointment of PricewaterhouseCoopers LLP as independent certified public accountants of the Company and its subsidiaries for 2000, with 160,520,634 votes being cast for ratification, 390,383 votes being cast against ratification, and 254,148 abstentions and broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      4.1 Purchase Agreement dated June 20, 2000, between Global Marine Inc. and Credit Suisse First Boston Corporation.

      4.2 First Supplemental Indenture between Global Marine Inc. and Wilmington Trust Company, as Trustee, dated as of June 23, 2000, to Indenture dated Sptember 1, 1997.

      4.3     Registration Rights Agreement between Global Marine
              Inc. and Credit Suisse First Boston dated June 23,
              2000.

      4.4     Form of Zero Coupon Convertible Debentures Due June 23,
              2020.

     10.1     Global Marine Non-Employee Director Restricted Stock
              Plan.

     10.2     First Amendment to Global Marine 1998 Stock Option and
              Incentive Plan.

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

(b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated June 21,
    2000, reporting under Item 5, Other Events, the pricing of its Zero Coupon Convertible Debentures Due June 23, 2020.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GLOBAL MARINE INC.
                                (Registrant)

Dated:  August 14, 2000      /s/ Douglas C. Stegall
                             ---------------------------
                             Douglas C. Stegall
                             Vice President and Controller
                             (Duly Authorized Officer and Principal
                             Accounting Officer of the Registrant)