Form 10-Q
period 2000-09-30
GLOBAL MARINE INC
filed 2000-11-13
CIK 41850

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


            (Mark One)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

The number of shares of the registrant's Common Stock, par value
$.10 per share, outstanding as of October 31, 2000 was 175,922,934.

                        GLOBAL MARINE INC.

                  TABLE OF CONTENTS TO FORM 10-Q

                 QUARTER ENDED SEPTEMBER 30, 2000


                                                                    Page
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

         Report of Independent Accountants                            2

         Condensed Consolidated Statement of Income for the
           Three and Nine Months Ended September 30, 2000 and 1999    3

         Condensed Consolidated Balance Sheet as of
           September 30, 2000 and December 31, 1999                   4

         Condensed Consolidated Statement of Cash Flows for the
           Nine Months Ended September 30, 2000 and 1999              6

         Notes to Condensed Consolidated Financial Statements         7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations               14

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                                 21


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings                                 21

         Item 6.   Exhibits and Reports on Form 8-K                  22


SIGNATURE                                                            22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statement of income for the three and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 29, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Houston, Texas
November 9, 2000

                   GLOBAL MARINE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (In millions, except per-share amounts)

                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                           ------------------        ------------------
                                           2000          1999        2000         1999
                                           ----          ----        ----         ----

Revenues:
  Contract drilling                      $154.4         $106.9      $412.8       $404.6
  Drilling management                     111.9           59.0       281.1        182.6
  Oil and gas                               5.7            2.7        13.5          5.1
                                          -----          -----       -----        -----
     Total revenues                       272.0          168.6       707.4        592.3

Expenses:
  Contract drilling                        77.4           65.1       216.6        207.2
  Drilling management                     105.4           49.9       261.4        175.3
  Oil and gas                               1.3             .8         2.3          2.1
  Depreciation, depletion,
    and amortization                       27.8           22.4        77.6         65.7
  Restructure costs (Note 4)                  -              -         5.2            -
  General and administrative                5.5            5.3        17.7         17.2
                                          -----          -----       -----        -----
    Total operating expenses              217.4          143.5       580.8        467.5
                                          -----          -----       -----        -----
    Operating income                       54.6           25.1       126.6        124.8

Other income (expense):
  Interest expense                        (15.5)         (13.8)      (49.6)       (40.8)
  Interest capitalized                      5.0            7.0        22.8         17.0
  Interest income                           1.2             .5         2.7          2.0
                                          -----          -----       -----        -----
     Total other income (expense)          (9.3)          (6.3)      (24.1)       (21.8)
                                          -----          -----       -----        -----
     Income before income taxes            45.3           18.8       102.5        103.0

Provision for income taxes (Note 5):
  Current tax provision                     5.9            1.3         9.4           .9
  Deferred tax provision                    7.1            3.7        20.1         23.3
                                          -----          -----       -----        -----
     Total provision for income taxes      13.0            5.0        29.5         24.2
                                          -----          -----       -----        -----
Net income                               $ 32.3         $ 13.8      $ 73.0       $ 78.8
                                          =====          =====       =====        =====
Earnings per share (Note 3):
  Basic                                  $  0.18        $ 0.08      $ 0.42       $ 0.45
  Diluted                                $  0.18        $ 0.08      $ 0.41       $ 0.45



    See notes to condensed consolidated financial statements.

                  GLOBAL MARINE INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             ($ in millions)

                                  ASSETS


                                                            September 30,        December 31,
                                                                2000                1999
                                                            -------------       -------------
Current assets:
  Cash and cash equivalents                                  $    62.0          $    83.3
  Accounts receivable, net of allowances                         134.1              101.1
  Costs incurred on turnkey drilling
      contracts in progress                                       14.9               12.9
  Prepaid expenses                                                11.9               11.2
  Other current assets                                             2.4                4.5
                                                                ------             ------
  Total current assets                                           225.3              213.0

Properties and equipment:
  Rigs and drilling equipment, less accumulated
     depreciation of $520.0 at September 30, 2000
     and $450.2 at December 31, 1999                           1,562.1            1,225.8
  Construction in progress                                       355.8              632.2
  Oil and gas properties, full-cost method, less accumulated depreciation, depletion, and amortization of $19.7 at
     September 30, 2000 and $16.3 at December 31, 1999
                                                                   7.7               10.6
                                                               -------           --------
       Net properties and equipment                            1,925.6            1,868.6

Future income tax benefits                                        77.7               90.7
Other assets                                                      91.8               92.2
                                                               -------           --------
       Total assets                                           $2,320.4           $2,264.5
                                                               =======            =======




    See notes to condensed consolidated financial statements.

               GLOBAL MARINE INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                         ($ in millions)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           September 30,        December 31,
                                                               2000                 1999
                                                           -------------        ------------
Current liabilities:
  Current maturities of long-term debt                        $      -           $    7.9
  Accounts payable                                                99.7               94.0
  Accrued compensation and related employee costs                 29.6               21.6
  Accrued income taxes                                            11.2                6.1
  Accrued interest                                                 8.8               10.7
  Other accrued liabilities                                       11.9                9.3
                                                               -------            -------
        Total current liabilities                                161.2              149.6

Long-term debt (Note 2)                                          898.6              937.8
Capital lease obligation                                          16.9               17.5
Other long-term liabilities                                       15.5               24.6
Contingencies (Note 7)                                               -                  -

Stockholders' equity:
  Preferred stock, $0.01 par value, 10 million
    shares authorized, no shares issued or outstanding               -                  -
  Common stock, $0.10 par value, 300 million shares
    authorized, 175,894,967 shares and 174,421,339
    shares issued and outstanding at September 30, 2000
    and December 31, 1999, respectively                           17.6               17.4
  Additional paid-in capital                                     348.4              328.6
  Retained earnings                                              864.1              791.1
  Accumulated other comprehensive loss                            (1.9)              (2.1)
                                                               -------            -------
        Total stockholders' equity                             1,228.2            1,135.0
                                                               -------            -------
            Total liabilities and stockholders' equity        $2,320.4           $2,264.5
                                                               =======            =======



    See notes to condensed consolidated financial statements.


               GLOBAL MARINE INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In millions)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 -----------------
                                                                  2000       1999
                                                                  ----       ----

Cash flows from operating activities:
  Net income                                                     $ 73.0     $ 78.8
  Adjustments to reconcile net income to net
   cash flow provided by operating activities:
     Depreciation, depletion, and amortization                     77.6       65.7
     Deferred income taxes                                         20.1       23.3
     (Increase) decrease in accounts receivable                   (33.8)      56.9
     Increase in costs incurred on turnkey
         drilling contracts in progress                            (2.0)      (3.4)
     Decrease in prepaid expenses and other current assets          1.1         .4
     Decrease in noncurrent receivables                              .2        8.0
     Increase (decrease) in accounts payable                        5.7      (28.4)
     Decrease in accrued interest                                  (1.9)         -
     Increase (decrease) in other accrued liabilities              15.6      (10.2)
     Other, net                                                      .6       11.2
                                                                  ------     ------
         Net cash flow provided by operating activities           156.2      202.3

Cash flows from investing activities:
  Capital expenditures                                           (133.6)    (287.7)
  Proceeds from sales of properties and equipment                   1.8        2.6
  Other                                                              .3        (.4)
                                                                  ------     ------
     Net cash flow used in investing activities                  (131.5)    (285.5)

Cash flows from financing activities:
  Increases in long-term debt                                     754.2      305.2
  Reductions of long-term debt                                   (804.3)    (245.3)
  Proceeds from exercises of employee stock options                12.9        3.3
  Debt issue costs                                                 (7.0)         -
  Other                                                            (1.8)      (1.8)
                                                                  ------     ------
     Net cash flow (used in) provided by financing activities     (46.0)      61.4
                                                                  ------     ------

Decrease in cash and cash equivalents                             (21.3)     (21.8)
Cash and cash equivalents at beginning of period                   83.3       56.9
                                                                  ------     ------
Cash and cash equivalents at end of period                       $ 62.0     $ 35.1
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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to the Company's consolidated subsidiaries.

These interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company is required to implement SAB 101 no later than the fourth quarter of 2000. The Company does not expect the implementation of SAB101 to have a material effect on the Company's results of operations, financial position or cash flows.


Note 2 - Long-term Debt

Long-term debt as of September 30, 2000, and December 31, 1999, consisted of the following:

                                                                         9/30/00         12/31/99
                                                                         -------         --------
                                                                              (In millions)

7-1/8% Notes due 2007, net of discount                                    $299.5           $299.5
7% Notes due 2028, net of discount                                         296.5            296.3
Zero Coupon Convertible Debentures due 2020, net of discount               302.6                -
Commercial paper                                                               -            235.9
Borrowings under bank credit facilities                                        -            114.0
                                                                           -----           ------
     Total long-term debt, including current maturities                    898.6            945.7
Less current maturities                                                       -               7.9
                                                                           -----           ------
     Long-term debt                                                       $898.6           $937.8
                                                                           =====            =====


In June 2000 the Company completed a private placement of Zero Coupon Convertible Debentures due June 23, 2020, and received net proceeds of $292.7 million after deduction for legal, accounting, and underwriting fees. The Company used the proceeds, plus available cash, to pay off outstanding commercial paper. Proceeds from issuances of commercial paper were used primarily to finance construction of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, and for general corporate purposes.

The convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5 percent per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into
12.2182 shares of Global Marine Inc. common stock (7,330,920 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to repurchase the debentures on the fifth, tenth, and fifteenth anniversaries of the issuance at a price equal to the accreted value through the date of repurchase. The Company may pay the repurchase price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock.

In July 2000 the Company terminated its $150 million and $50 million committed, unsecured revolving bank credit facilities.
With the termination of these two facilities, aggregate availability for borrowings under the Company's remaining $240 million bank credit facility, which expires December 2002, and the commercial paper program is $240 million. As of October 31, 2000, there were no borrowings under the $240 million facility or the commercial paper program.


Note 3 - Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                           Three Months Ended                         Nine Months Ended
                                              September 30,                             September 30,
                                         -----------------------                  -----------------------
                                         2000               1999                  2000               1999
                                         ----               ----                  ----               ----
                                                       ($ in millions, except per-share data)

Net income (numerator):                   $32.3              $13.8                   $73.0             $78.8
                                    ===========        ===========             ===========       ===========

   Shares (denominator):
   Shares - Basic                   175,586,481        174,242,291             175,135,889       173,849,801
   Effect of employee stock options   4,518,352          3,291,791               4,018,224         2,713,247
                                    -----------        -----------             -----------       -----------
   Shares - Diluted                 180,104,833        177,534,082             179,154,113       176,563,048
                                    ===========        ===========             ===========       ===========

Earnings per share:
   Basic                                  $0.18              $0.08                   $0.42             $0.45
   Diluted                                $0.18              $0.08                   $0.41             $0.45


Diluted per-share computations for the three and nine months ended September 30, 2000, exclude 7,330,920 potentially dilutive shares issuable upon conversion of the Company's Zero Coupon Convertible Debentures because they are antidilutive based on the present level of earnings. As discussed in Note 2, holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures on the fifth, tenth, and fifteenth anniversaries of the issuance. The Company may pay the repurchase price with either cash or shares of the Company's common stock or a combination thereof. The Company does not anticipate using common stock to satisfy any such future purchase obligation.

Note 4 - Restructure Costs

In the first quarter of 2000, the Company began implementing a restructuring designed to streamline its organization and improve efficiency. The restructuring involves a workforce reduction of approximately 89 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected are primarily corporate support in nature and include materials control, engineering, accounting, and information technology, among others. Approximately 80 percent of the affected positions are located in Houston, and the remaining 20 percent are located in Europe. The Company recorded a $5.2 million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures. Cash payments for severance could be paid over various periods generally ranging from six weeks to twelve months from the date of termination, based on salary grade and length of service. Cash payments through September 30, 2000, under the restructuring totaled $2.6 million, consisting of $2.4 million for employee severance and $0.2 million for facility closures.


Note 5 - Income Taxes

The Company's effective income tax rate for financial reporting purposes was approximately 29 percent for both the quarter and nine months ended September 30, 2000. This compares to an effective rate of 27 percent for the third quarter of 1999, 23 percent for the nine months ended September 30, 1999, and the U.S. federal statutory rate of 35 percent. The Company's effective tax rate for a period is estimated based on the Company's projected annual income and relative amounts of U.S. and foreign income. The increase in the Company's effective rate for 2000 as compared to 1999 was due to an increase in U.S. earnings relative to earnings from the Company's foreign markets, and the fact that the U.S. statutory rate of 35 percent was generally higher than the rates applicable to the Company's non-U.S. earnings.

Note 6 - Segment Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                            Three Months Ended           Nine Months Ended
                                               September 30,                September 30,
                                           ---------------------        --------------------
                                           2000             1999        2000            1999
                                           ----             ----        ----            ----
                                                              (In millions)

Revenues from  external customers:
   Contract drilling                     $ 154.4          $ 106.9     $ 412.8         $ 404.6
   Drilling management services            111.9             59.0       281.1           182.6
   Oil and gas                               5.7              2.7        13.5             5.1
                                          ------           ------      ------          ------
   Consolidated                          $ 272.0          $ 168.6     $ 707.4         $ 592.3
                                          ======           ======      ======          ======

Intersegment revenues:
   Contract drilling                     $   2.5          $   2.3     $   4.4         $   6.2
   Drilling management services              2.9              1.1         7.8             6.0
   Intersegment eliminations                (5.4)            (3.4)      (12.2)          (12.2)
                                          ------           ------      ------          ------
   Consolidated                          $     -          $     -     $     -         $     -
                                          ======           ======      ======          ======

Total revenues:
   Contract drilling                     $ 156.9          $ 109.2     $ 417.2         $ 410.8
   Drilling management services            114.8             60.1       288.9           188.6
   Oil and gas                               5.7              2.7        13.5             5.1
   Intersegment eliminations                (5.4)            (3.4)      (12.2)          (12.2)
                                          ------           ------      ------          ------
   Consolidated                          $ 272.0          $ 168.6     $ 707.4         $ 592.3
                                          ======           ======      ======          ======

Operating income:
   Contract drilling                     $  50.6          $  20.9     $ 123.8         $ 135.3
   Drilling management services              6.4              9.0        19.5             7.1
   Oil and gas                               3.4               .8         7.8              .7
   Restructure costs                           -                -        (5.2)              -
   Corporate expenses                       (5.8)            (5.6)      (19.3)          (18.3)
                                          ------           ------      ------          ------
   Consolidated                          $  54.6          $  25.1     $ 126.6         $ 124.8
                                          ======           ======      ======          ======


Note 7 - Contingencies

In 1998 the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively.
Pursuant to two fully-defeased long-term lease agreements, the Company has novated the construction contracts for the drillships to two financial institutions, which now own the drillships and have agreed to lease them to the Company. The Company acted as the lessors' construction supervisor and has paid on behalf of the lessors, or provided for the lessors' payment of, all amounts it believes were required under the terms of the contracts, including payments for all approved change orders.

In October 1999 the Company received a claim from the Shipbuilder alleging breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment, and design change orders. In its claim, the Shipbuilder also requested additional compensation for increases in the drillships' steel weight. The amount of the Shipbuilder's claim in excess of the contract price totals GBP133 million ($191 million). With the exception of a small portion of the steel-weight claim, the Company believes that the claim is totally without merit. The contracts provide that such claims are to be resolved through arbitration in London.

Because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships, in November 1999 the Company agreed to provide additional funding to the Shipbuilder for completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement").

Under the terms of the Funding Agreement, the Company released two cash collateralized letters of credit, giving the Shipbuilder access to $40 million of its own funds. In addition, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, GBP57 million ($92.6 million) above the drillships' $315 million contract price. The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reached GBP65 million ($104.7 million). As of October 31, 2000, the Company had advanced GBP63.9 million ($103.1 million) under the Funding Agreement, including GBP6.9 million ($10.5 million) in connection with its share of cost overruns. The Funding Agreement provided that if the maximum advances of GBP65 million were made by the Company, the Shipbuilder's parent, Fred. Olsen Energy ASA, would provide all additional funds necessary to keep the Shipbuilder solvent and working in an expeditious and diligent manner and to enable it to deliver the two completed drillships. In addition, under certain circumstances, the Shipbuilder's parent will pay up to GBP3 million ($4.3 million) of the Shipbuilder's warranty with respect to the two drillships. The Glomar C.R. Luigs was delivered on March 16, 2000. The status of the Glomar Jack Ryan is discussed below.

The Funding Agreement did not settle any portion of the Shipbuilder's claim of GBP133 million ($191 million). The agreement provides that the Shipbuilder will repay to the Company amounts advanced under the Funding Agreement to the extent the amount of the advanced funds exceeds any arbitration award in favor of the Shipbuilder and that the Company will pay the Shipbuilder to the extent any arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

On August 1, 2000, the Company delivered notice to the Shipbuilder of its intent to take possession of the Glomar Jack Ryan following the Shipbuilder's failure to timely deliver the vessel in accordance with the construction contract as amended by the Funding Agreement. Following the Shipbuilder's refusal to grant possession of the vessel to the Company, the Company filed an application for a mandatory injunction with the London Commercial Court requesting that the Shipbuilder be ordered to do so. The Court granted the injunction on August 11, 2000, on the condition that the Company post a bond in the amount of $100 million to secure the Shipbuilder's lien for the delivery installment in the amount of $35.8 million, inclusive of $4.8 million for change orders and shipyard expenses, and the unsecured balance of the Shipbuilder's previously disclosed claims. The Company believes that the Shipbuilder defaulted on its obligation to deliver the vessel by July 31, 2000, and that, as a result, the delivery installment is not owed. The Shipbuilder contested this, and the arbitration panel issued a preliminary award requiring the payment to the Shipbuilder of $31.8 million of the $35.8 million contractual delivery installment. The Company appealed the arbitrator's award and has provided for the deposit of $31.8 million in the Registry of the Commercial Court in London pending a final determination of whether, or to what extent, that amount will have to be paid to the Shipbuilder. If this decision is upheld on appeal, or if the decision is overturned on appeal but if it is ultimately determined that the Shipbuilder was not in default, the net effect will be that the Company will have provided for the payment of the full contract price of $315 million plus the cost of certain agreed change orders and related expenses. This price excludes amounts totaling $103.1 million that the Company has advanced under the Funding Agreement. The Company's liability for the previously disclosed claims and Company advances under the Funding Agreement will be subject to determination in arbitration proceedings that are currently underway in London.

In the third quarter of 2000, the Glomar Jack Ryan was moved to a shipyard in Galveston, Texas, for final completion and commissioning. As of November 9, 2000, the ship was undergoing sea trials.

The Company is seeking to resolve a dispute with Sedco Forex Offshore ("Sedco") with respect to a bareboat charter agreement for the drilling rig, Glomar Grand Banks. The Company assumed rights to the bareboat charter at the time it acquired ownership of the rig in 1997. At issue are (i) the date of termination of the charter, (ii) the condition of the rig upon its return to the Company, and (iii) Sedco's liability to pay additional dayrate. With regard to the first issue, the Company has contended that the charter expired on January 20, 1998. The parties commenced arbitration proceedings, and the arbitration panel ruled in favor of the Company on that issue. With respect to the other issues, the Company contends Sedco is responsible under the charter for paying the cost of certain repairs to the rig and for paying a market dayrate for the period following termination of the charter and while the rig was in the shipyard for repairs prior to its return to work for another customer. Sedco finished using the rig for drilling in May 1998, at which time the rig entered a shipyard to undergo the repairs at issue. The Company completed the repairs in October 1998 and mobilized the rig to the east coast of Canada, where it was operating from December 1998 to July 2000. An arbitration hearing in respect of certain preliminary legal issues was held in late May 2000. Full evidentiary hearings began in September 2000, with additional hearings scheduled in November 2000 and late 2001. Schlumberger Limited, the parent of Sedco at the time the claims arose, has issued a guaranty in favor of the Company in the amount of $140 million as security for any award ultimately handed down by the arbitration tribunal.

The Company has recorded a noncurrent receivable from Sedco in the amount of $58.5 million at September 30, 2000, consisting of $35.3 million of costs incurred in connection with rig repairs for which the Company contends Sedco is responsible and $23.2 million of dayrate revenue recognized in

1998 in connection with the arbitration ruling. The total amount of the receivable from Sedco recorded at December
31, 1999 was $56.7 million.

The Company is involved in various lawsuits resulting from personal injury and property damage. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Operating Results

Summary

Data relating to the Company's operations by business segment follows:

                                    Three Months Ended September 30,  Nine Months Ended September 30,
                                    --------------------------------  -------------------------------
                                                       % Increase                       % Increase
                                    2000       1999     (Decrease)    2000      1999     (Decrease)
                                    ----       ----      --------     ----      ----      --------
                                                            ($ in millions)

Revenues:
  Contract drilling               $156.9      $109.2        44%       $417.2    $410.8         2%
  Drilling management              114.8        60.1        91%        288.9     188.6        53%
  Oil and gas                        5.7         2.7       111%         13.5       5.1       165%
  Less: Intersegment revenues       (5.4)       (3.4)       59%        (12.2)    (12.2)        na
                                   -----       -----                   -----     -----
                                  $272.0      $168.6        61%       $707.4    $592.3        19%
                                  ======      ======                  ======    ======

Operating income:
  Contract drilling              $ 50.6       $ 20.9       142%       $123.8    $135.3         (8%)
  Drilling management               6.4          9.0       (29%)        19.5       7.1        175%
  Oil and gas                       3.4           .8       325%          7.8        .7       1014%
  Restructure costs                   -            -         na         (5.2)        -          na
  Corporate expenses               (5.8)        (5.6)        4%        (19.3)    (18.3)         5%
                                  -----        -----                   -----     -----
                                 $ 54.6       $ 25.1       118%       $126.6    $124.8          1%
                                 ======       ======                  ======    ======



Operating income increased by $29.5 million to $54.6 million for the third quarter of 2000 from $25.1 million for the third quarter of 1999 primarily due to increases in average rig utilization and dayrates for contract drilling and the addition to the fleet of the Glomar C.R. Luigs ultra-deepwater drillship in April 2000.

Operating income increased by $1.8 million to $126.6 million for the nine months ended September 30, 2000, from $124.8 million for the nine months ended September 30, 1999. The increase was attributable to higher income from drilling management services and oil and gas, higher average rig utilization for contract drilling, and the addition to the fleet of the Glomar C.R. Luigs, partly offset by lower average dayrates for contract drilling. Operating income for the nine months ended September 30, 2000, included a one-time $5.2 million charge in connection with a planned restructuring comprised of a workforce reduction and consolidation of facilities.

Since the third quarter of 1999, the Company has seen continued improvement in offshore drilling markets for jackup rigs in the U.S. Gulf of Mexico and offshore West Africa. In the U.S. Gulf of Mexico, the Company's average rig utilization rate was 100 percent for the nine months ended September 30, 2000, as compared to an industry average of 78 percent for the region. From August 1999 to October 2000, spot market dayrates for premium jackups in the U.S. Gulf of Mexico have increased about three-fold, on average. In West Africa, where four of the Company's rigs were cold-stacked at year-end 1999, the Company reactivated two rigs in the first quarter of 2000, and a third rig reentered service in the third quarter of 2000. In addition, the Glomar Robert F. Bauer drillship, which had been cold-stacked in Peru since June 1999, returned to work offshore West Africa in April 2000. In July 2000 the Glomar Labrador jackup commenced operations offshore Trinidad, where the rig is currently contracted through

November 2001.   Prior to July, the rig had been idle in
Argentina for nearly a year. The Glomar Adriatic VI jackup, however, completed operations under a high-dayrate, two-year contract in the North Sea in July 2000 and resumed operations in September 2000 at a rate that is $50,000 per day lower than the previous contract.

While recovery in the North Sea rig market has lagged the Company's other key regions, recent bid requests from North Sea operators suggest that previously announced plans for increased spending by major oil companies may be materializing. On October 10, 2000, the Company reactivated the Glomar Arctic III semisubmersible drilling rig in the North Sea under a 540-day, $25.1 million contract. In addition, the Company recently committed to reactivate both the Glomar Arctic IV semisubmersible in the North Sea and the Glomar Grand Banks semisubmersible offshore Eastern Canada in February 2001. The Company believes that improving international markets will allow it to reactivate its remaining idle rig, the Glomar High Island III jackup, in the first quarter of 2001.

On March 16, 2000, the Company took delivery of the Glomar C.R. Luigs, the first of two newly constructed, dynamically-positioned, ultra-deepwater drillships. The Glomar C.R. Luigs entered service on April 21, 2000, for the first of two customers under contracts totaling approximately three years. The Company's other new-build, ultra-deepwater drillship, Glomar Jack Ryan, was moved to a shipyard in Galveston, Texas, in the third quarter of 2000 for final completion and commissioning. The Company estimates that the ship could be accepted by the customer and begin earning dayrate in late November 2000.

The Company expects utilization in the fourth quarter of 2000 to be slightly higher than the third quarter of 2000 with the reactivation of the Glomar Arctic III in October and the commencement of operations of the Glomar Jack Ryan in November.

At September 30, 2000, the Company had $867 million of contract drilling backlog, which is expected to be realized as follows:
$156 million during the remainder of 2000, $353 million in 2001, and $358 million in 2002 through 2003. Contract drilling backlog at December 31, 1999 was $1.0 billion.

The Company's results of operations could be limited by its ability to find and retain qualified personnel in a tightening market for offshore labor. In recognition of this, effective June
1, 2000, the Company increased compensation levels for certain of its offshore positions between five and ten percent.
Approximately 40 percent of the overall impact is expected to be recoverable from customers under dayrate adjustment provisions of certain contracts expiring from July 2002 to October 2003. The Company believes that it has not experienced any adverse effect on operations to date resulting from its ability to find or retain qualified personnel and that its compensation levels are competitive within the industry.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                           --------------------------------     -------------------------------
                                                               % Increase                          % Increase
                                            2000        1999    (Decrease)      2000       1999     (Decrease)
                                            ----        ----     --------       ----       ----      --------

 Contract drilling revenues by area
    (in millions): (1)
   Gulf of Mexico                         $ 104.2      $  40.9     155%        $ 235.7   $ 140.7        68%
   West Africa                               21.8         24.7     (12%)          78.0      75.9         3%
   North Sea                                 13.1         28.3     (54%)          51.0     108.6       (53%)
   Other                                     17.8         15.3      16%           52.5      85.6       (39%)
                                           ------       ------                  ------    ------
                                          $ 156.9      $ 109.2      44%        $ 417.2   $ 410.8         2%
                                           ======       ======                  ======    ======

Average rig utilization (2)                   85%          71%                     82%       78%
Average dayrate                           $59,200      $53,600                 $57,100   $61,600

----------------------
(1)   Includes revenues earned from affiliates.
(2)   Excludes the Glomar Beaufort Sea I concrete island drilling system,  a currently inactive, special-purpose mobile offshore rig designed for  arctic operations.



Of the $47.7 million increase in contract drilling revenues for the third quarter of 2000 as compared with the third quarter of 1999, $21.8 million was attributable to an increase in average rig utilization, $17.5 million was attributable to the addition to the fleet of the Glomar C.R. Luigs drillship in April 2000, and $8.5 million was attributable to higher average dayrates, primarily for jackup rigs in the U.S. Gulf of Mexico. The increase in average rig utilization was attributable primarily to the U.S. Gulf of Mexico and West Africa, partly offset by a decrease in the North Sea.

Of the $6.4 million increase in contract drilling revenues for the nine months ended September 30, 2000, as compared with the nine months ended September 30, 1999, $29.8 million was attributable to the addition to the fleet of the Glomar C.R. Luigs drillship in April 2000, and $17.8 million was attributable to an increase in average rig utilization primarily in the U.S. Gulf of Mexico and West Africa. These increases in contract drilling revenues were partly offset by a $40.8 million decrease attributable to lower average dayrates. The lower average dayrates were due in part to the expiration of higher dayrate contracts signed when rig markets were tighter and unanticipated rig downtime attributable primarily to repair work on certain deepwater rigs and were partly offset by higher dayrates for jackup rigs in the U.S. Gulf of Mexico.

In the third quarter of 2000, the Company averaged 100 percent utilization for its rigs in the U.S. Gulf of Mexico, 84 percent offshore West Africa, and 49 percent in the North Sea. This compares with the Company's average rig utilization for the third quarter of 1999 of 96 percent in the U.S. Gulf of Mexico, 43 percent in West Africa, and 76 percent in the North Sea.

For the nine months ended September 30, 2000, the Company averaged 100 percent utilization for its rigs in the U.S. Gulf of Mexico, 74 percent offshore West Africa, and 56 percent in the North Sea. This compares with the Company's average rig utilization for the nine months ended September 30, 1999, of 96 percent in the U.S. Gulf of Mexico, 48 percent in West Africa, and 87 percent in the North Sea.

The mobilization of rigs between the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. Specifically, the Company mobilized one drillship from West Africa to offshore Peru in April 1999 and back to West Africa in April 2000, one drillship from the U.S. Gulf of Mexico to West Africa in May 1999 and back to the U.S. Gulf of Mexico in June 2000, two jackups from West Africa to the U.S. Gulf of Mexico in October 1999, and one jackup from the North Sea to the U.S. Gulf of Mexico in January 2000.

The Company's operating profit margin for contract drilling operations increased to 32 percent for the third quarter of 2000 from 19 percent for the third quarter of 1999 due to increases in average rig utilization and dayrates. Contract drilling operating expenses increased by $18.0 million primarily due to higher depreciation and other operating costs in connection with the addition of the Glomar C.R. Luigs to the drilling rig fleet and higher operating costs due to fewer cold-stacked rigs in the third quarter of 2000 as compared to the third quarter of 1999. The Company had four cold-stacked rigs during all of the third quarter of 2000 as compared to as many as eleven cold-stacked rigs during the third quarter of 1999.

The Company's operating profit margin for contract drilling operations decreased to 30 percent for the nine months ended September 30, 2000, from 33 percent for the nine months ended September 30, 1999, due to lower average dayrates, partly offset by an increase in average rig utilization. Contract drilling operating expenses increased by $17.9 million primarily due to higher depreciation and other operating costs in connection with the addition of the Glomar C.R. Luigs.

As of October 31, 2000, sixteen of the Company's rigs were located in the U.S. Gulf of Mexico, eight were offshore West Africa, five were in the North Sea, two were offshore Trinidad, and one was offshore the east coast of Canada. As of October 31, 2000, one of the Company's thirty-two active rigs, the Glomar High Island III jackup offshore West Africa, was without a contract or commitment.

Drilling Management Services

Drilling management services revenues increased by $54.7 million to $114.8 million in the third quarter of 2000 from $60.1 million in the third quarter of 1999. The increase in revenues consisted of a $45.7 million increase attributable to an increase in the number of turnkey projects and a $17.7 million increase attributable to daywork and other revenues, partly offset by an $8.7 million decrease attributable to lower average revenues per turnkey project. The Company completed 37 turnkey projects in the third quarter of 2000 (26 wells drilled and 11 well completions) as compared to 17 turnkey projects in the third quarter of 1999 (15 wells drilled and 2 well completions).

Drilling management services revenues increased by $100.3 million to $288.9 million for the nine months ended September 30, 2000, from
$188.6 million for the nine months ended September 30, 1999.   The
increase in revenues consisted of an $84.6 million increase attributable to an increase in the number of turnkey projects, a $10.9 million increase attributable to daywork and other revenues, and a $4.8 million increase attributable to higher average revenues per turnkey project. The Company completed 96 turnkey projects for the nine months ended September 30, 2000 (75 wells drilled and 21 well completions), as compared to 61 turnkey projects for the nine months ended September 30, 1999 (52 wells drilled and 9 well completions).

Operating income decreased by $2.6 million to $6.4 million in the third quarter of 2000 from $9.0 million in the third quarter of 1999. The decrease was due in part to $2.3 million of estimated losses recognized in the third quarter of 2000 related to two wells in progress at September 30, 2000, that were expected to be completed at a loss compared to none for the third quarter of 1999.

Operating income increased by $12.4 million to $19.5 million for the nine months ended September 30, 2000, from $7.1 million for the nine months ended September 30, 1999. The improvement in drilling management services operating results for the nine months ended September 30, 2000, as compared to the prior-year period was due in part to a decrease in the number of rigs under term contract to the Company. During 1999 the Company was paying above-market rates for the use of as many as sixteen rigs under term contracts signed in late 1997 and early 1998, when market rates were higher. The incremental cost of these rigs above what they would have cost if contracted as needed on the spot market was estimated to be $11.5 million for the nine months ended September 30, 1999. By June 30, 1999, the Company had substantially fulfilled all obligations related to rigs contracted at above-market rates. Currently, the Company is contracting rigs as needed on a well-by-well basis.

Other Income and Expense

General and administrative expenses increased to $5.5 million in the third quarter of 2000 from $5.3 million in the third quarter of 1999. General and administrative expenses increased to $17.7 million for the nine months ended September 30, 2000, from $17.2 million for the nine months ended September 30, 1999. The increases were due primarily to higher compensation expense, partly offset by lower professional fees and other expenses in connection with the Company's cost-cutting program. The increase in compensation expense was attributable to accrued expenses under a long-term, stock-based compensation plan, which is based on Company performance and the market price of the Company's common stock.

Interest expense increased to $15.5 million in the third quarter of 2000 from $13.8 million in the third quarter of 1999. Interest expense increased to $49.6 million for the nine months ended September 30, 2000, from $40.8 million for the comparable prior-year period.
The increases were primarily due to higher debt incurred to finance the construction of the Glomar C.R. Luigs and the Glomar Jack Ryan drillships.

In connection with construction of the two drillships, the Company capitalized $5.0 million of interest expense for the third quarter of 2000 as compared to $7.0 million for the third quarter of 1999, and $22.8 million for the nine months ended September 30, 2000, as compared to $17.0 million for the comparable prior-year period.

Interest income increased to $1.2 million in the third quarter of 2000 from $0.5 million in the third quarter of 1999. Interest income increased to $2.7 million for the nine months ended September 30, 2000, from $2.0 million for the comparable prior-year period. The increases were primarily due to higher average cash balances in the third quarter of 2000 as compared to the third quarter of 1999.

The Company's effective income tax rate for financial reporting purposes was approximately 29 percent for both the quarter and nine months ended September 30, 2000. This compares to an effective rate of 27 percent for the third quarter of 1999, 23 percent for the nine months ended September 30, 1999, and the U.S. federal statutory rate of 35 percent. The increase in the effective income tax rate was due to an increase in U.S. earnings relative to earnings from the Company's foreign markets. The Company's effective tax rate for a period is estimated based on the Company's projected annual income and relative amounts of U.S. and foreign income. Because of the differences between U.S. and foreign tax rates, the

Company's effective income tax rate can be expected to fluctuate from year to year as the relative amounts of the Company's U.S. and foreign earnings fluctuate.

In the first quarter of 2000, the Company began implementing a restructuring designed to streamline its organization and improve efficiency. The restructuring involves a workforce reduction of approximately 89 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected are primarily corporate support in nature and include materials control, engineering, accounting, and information technology, among others. Approximately 80 percent of the affected positions are located in Houston, and the remaining 20 percent are located in Europe. The Company recorded a $5.2 million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures. Cash payments for severance could be paid over various periods generally ranging from six weeks to twelve months from the date of termination, based on salary grade and length of service. As of September 30, 2000, cash payments under the restructuring totaled $2.6 million, consisting of $2.4 million for employee severance and $0.2 million for facility closures. Payments contemplated under the restructuring will be substantially completed by mid-2001. The Company expects to record pretax savings of approximately $1.5 million per quarter after the plan's implementation is completed in or about the fourth quarter of 2000. Approximately 80 percent of the savings is expected to be realized through lower contract drilling expenses, and the remainder is expected to be realized through lower drilling management and general and administrative expenses.

Liquidity and Capital Resources

In June 2000 the Company completed a private placement of Zero Coupon Convertible Debentures due June 23, 2020, and received net proceeds of $292.7 million after deduction for legal, accounting, and underwriting fees. The Company used the proceeds, plus available cash, to pay off outstanding commercial paper. Proceeds from issuances of commercial paper were used primarily to finance construction of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, and for general corporate purposes.

The convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5 percent per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 12.2182 shares of Global Marine Inc. common stock (7,330,920 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to repurchase the debentures on the fifth, tenth, and fifteenth anniversaries of the issuance at a price equal to the accreted value through the date of repurchase. The Company may pay the repurchase price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock.

In July 2000 the Company terminated its $150 million and $50 million committed, unsecured revolving bank credit facilities. With the termination of these two facilities, aggregate availability for borrowings under the Company's remaining $240 million bank credit facility, which expires December 2002, and the commercial paper program is $240 million. As of October 31, 2000, there were no borrowings under the $240 million facility or the commercial paper program.

For the nine months ended September 30, 2000, $292.7 million of cash flow was provided from issuance of the Zero Coupon Convertible Debentures (after deduction for legal, accounting, and underwriting fees), $156.2 million was provided by operating activities, $12.9 million was provided from exercises of employee stock options, $1.8 million was provided from sales of properties and equipment, and $0.3 million was provided from maturities of marketable securities. From these amounts, plus available cash, $349.8 million was used to reduce long-term debt, $133.6 million was used for capital expenditures, and $1.8 million was used for other purposes.

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

Capital expenditures for the full year 2000 are presently estimated to be $193 million. This amount consists of $68 million for construction of the Glomar Jack Ryan, $34 million for construction of the Glomar C.R. Luigs, $21 million for planned refurbishments and upgrades to the Glomar Arctic IV, $5 million for upgrades to the Glomar Adriatic VI, $38 million for improvements to the remainder of the drilling fleet, $24 million for capitalized interest, and $3 million for other expenditures.

As of September 30, 2000, the Company had $62.0 million in cash and cash equivalents, as compared to $83.3 million at December 31, 1999.

The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its cash flow from operations, its cash and cash equivalents, and its existing bank credit facilities.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company is required to implement SAB 101 no later than the fourth quarter of 2000. The
Company does not expect the implementation of SAB101 to have a material effect on the Company's results of operations, financial position or cash flows.

Forward-Looking Statements

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our belief that we will not use common stock to satisfy any future obligation to purchase outstanding Zero Coupon Convertible Debentures; our expression of doubt regarding collection from the Shipbuilder of any amounts to which we may be entitled under the Funding Agreement; our estimate of when the Glomar Jack Ryan could be accepted by the customer and begin earning dayrate under its drilling contract; our belief that recent bid requests from North Sea operators suggest that previously announced plans for increased spending by major oil companies may be materializing; our belief that improving international markets will allow us to reactivate our remaining idle rig in the first quarter of 2001; our expectation that utilization in the fourth quarter of 2000 will be slightly higher than in the third quarter of 2000; our expectation as to when our contract drilling backlog will be realized; our belief that results of operations could be limited by our ability to find and retain qualified personnel in a tightening market for offshore labor, but that approximately 40 percent of the overall impact will be recoverable from customers under certain contract provisions; our expectation that our effective income tax rate will fluctuate from year to year; our expectation that we will record pretax savings of approximately $1.5 million per quarter after our restructuring's implementation is completed, and our expectation as to the expected sources of the savings; our estimate and breakdown of 2000 capital expenditures; our belief that we will be able to meet all of our current obligations from cash flow from operations, cash and cash equivalents, and our existing bank credit facilities; our expectation that a purported antitrust class action lawsuit will not have a material adverse effect on our business or financial position, results of operations or cash flows; and other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to, changes in the markets for oil and gas and for offshore drilling services, including changes in demand for our services which may result from changes in oil and gas operators' drilling programs due to factors such as changing oil and gas prices, a general economic slowdown or regional or worldwide recession, and changes in oil and gas drilling technology; unanticipated costs or delays putting the Glomar Jack Ryan or other rigs to work due to things such as contract disputes, design and engineering problems, or other mechanical problems; the uncertainty involved in dealing with other parties and resolving disputed matters through arbitration, litigation, or by other means; unanticipated changes in labor markets due to things such as general economic trends; the need to make accounting and other adjustments in connection with our restructuring plan as we gather more information regarding the actual impact of our current restructuring; changing tax laws and regulations, as well as changing interpretations of such laws and regulations; and such other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

The Company disclaims any obligation or undertaking to disseminate any updates or revisions to its statements, forward-looking or otherwise, to reflect changes in the Company's expectations or any change in events, conditions, or circumstances on which any such statements are based.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material change from December 31, 1999.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal proceedings with Harland and Wolff Shipbuilding and Heavy Industries Limited relating to construction of the Glomar C.R. Luigs and the Glomar Jack Ryan, which are discussed in
Note 7, Contingencies, in Notes to Condensed Consolidated Financial Statements in PART I, Item 1, of this Quarterly Report on Form 10-Q.

The Company and a number of other participants in the offshore contract drilling business in the Gulf of Mexico are defendants in a purported antitrust class action lawsuit filed in the federal district court in Galveston, Texas. The plaintiff alleges a conspiracy among the defendants to depress wages and benefits paid to their offshore employees. The plaintiff seeks an unspecified amount of treble damages and other relief on behalf of himself and an alleged class of offshore workers. While the Company vigorously denies these allegations and does not expect that this matter will have a material adverse effect on its business or financial position, results of operations or cash flows, the Company cannot provide any assurance as to its outcome.

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

(b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GLOBAL MARINE INC.
                                       (Registrant)

Dated: November 10, 2000           /s/ Douglas C. Stegall
                                   -------------------------------------
                                   Douglas C. Stegall
                                   Vice President and Controller
                                   (Duly Authorized Officer and Principal
                                   Accounting Officer of the Registrant)