Form 10-K405
period 2000-12-31
GLOBAL MARINE INC
filed 2001-03-09
CIK 41850

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                          2000 FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the registrant  was required to file such reports), and
(2) has been subject to such filing requirements for
the past 90 days.
YES (X)     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 2001, the aggregate market value of the Company's common stock, $.10 par value, held by non-affiliates was $5,032,390,886.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value, 176,070,528 shares outstanding as of January 31, 2001.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 2001 Annual Meeting of Stockholders are incorporated into Part III of this Report.

                        TABLE OF CONTENTS

                                                                     PAGE

PART I

Items 1. and 2. Business and Properties                                3
Item 3.   Legal Proceedings                                           11
Item 4.   Submission of Matters to a Vote of Security Holders         13

PART II

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters                               13
Item 6.   Selected Financial Data                                     14
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       15
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk  25
Item 8.   Financial Statements and Supplementary Data                 26
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                    55

PART III

Item 10.  Directors and Executive Officers of the Registrant          55
Item 11.  Executive Compensation                                      55
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                  55
Item 13.  Certain Relationships and Related Transactions              55

PART IV

Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                   56


             _______________________________________

                    ANALYST CONFERENCE CALL

On Tuesday, April 17, 2001, Global Marine Inc. will release its first quarter 2001 financial results before the opening of trading on the New York Stock Exchange. On April 17, 2001, at 9:30 a.m. Central Time (10:30 a.m. Eastern Time), the Company will hold an analyst conference call to discuss the results.

Analysts may participate in the conference by calling 1-800-233-2795 in the United States or 785-832-1077 from outside the country. Others wishing to listen to the conference call live may do so by logging on to the Company's website at www.glm.com. It is recommended that listeners connect to the website prior to the conference call to ensure adequate time for any software download that may be needed to hear the webcast. A replay of the recorded conference call will be available on the website shortly after the conclusion of the call.

                              PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

Global Marine Inc. is a holding company incorporated in Delaware in 1964. Unless otherwise provided, the term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to its consolidated subsidiaries. The Company's businesses are conducted by subsidiaries of Global Marine Inc.

The Company, which is headquartered in Houston, Texas, provides offshore oil and gas contract drilling services on a daily-rate ("dayrate") basis and offshore oil and gas drilling management services on a dayrate or completed-project, fixed-price ("turnkey") basis, and participates in oil and gas exploration and production activities. Business segment and geographic information is set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

CONTRACT DRILLING

Substantially all of the Company's domestic offshore contract drilling operations are conducted by Global Marine Drilling Company ("GMDC"), a wholly-owned subsidiary headquartered in Houston, Texas, and substantially all international offshore contract drilling operations are conducted by Global Marine International Drilling Corporation ("GMIDC"), a wholly-owned subsidiary headquartered in The Hague, Netherlands. The Company has field offices located in Aberdeen, Scotland; Douala, Cameroon; Ijmuiden, Netherlands; Lafayette, Louisiana; Lagos, Nigeria; Malabo, Equatorial Guinea; New Orleans, Louisiana; Port Gentil, Gabon; Port Harcourt, Nigeria; Port of Spain, Trinidad and Tobago; Rio de Janeiro, Brazil; and St. John's, Newfoundland.

As part of the Company's goal of enhancing long-term stockholder value, the Company has from time to time considered and actively pursued business combinations and the acquisition or construction of suitable additional drilling rigs and other assets. If the Company decides to undertake a business combination or an acquisition or construction project, the issuance of additional debt or additional shares of stock could be required.

OFFSHORE RIG FLEET. The Company has a modern, diversified, active fleet of 33 mobile offshore drilling rigs, consisting of twenty-three cantilevered jackups, five third-generation semisubmersibles, one fourth-generation semisubmersible, three ultra-deepwater, dynamically-positioned drillships, and one moored drillship. In addition, the Company has one currently inactive concrete island drilling system ("CIDS") designed for Arctic operations, which is subject to the sales contract discussed under "Financing and Investing Activities" in
Item 7, "Management's Discussion and Analysis of Financial Condition
and Results of Operations."   All of the Company's rigs were placed
in service in 1979 or later, and, as of February 28, 2001, their average age was approximately 16.7 years.

The Company's fleet is deployed in major offshore oil and gas operating areas worldwide. The principal areas in which the fleet is currently deployed are the U.S. Gulf of Mexico, West Africa, South America, and the North Sea.

The following table lists the rigs in the Company's drilling fleet as of February 28, 2001, indicating the year each rig was placed in service, each rig's maximum water and drilling depth capabilities, current location, customer, and the date each rig is estimated to become available.

                               OFFSHORE RIG FLEET
                          Status as of February 28, 2001
                           YEAR
                          PLACED     MAXIMUM       DRILLING
                            IN      WATER DEPTH     DEPTH                        CURRENT           ESTIMATED
                         SERVICE   CAPABILITY (1) CAPABILITY     LOCATION        CUSTOMER       AVAILABILITY (2)

CANTILEVERED JACKUP
Glomar High Island I       1979       250 ft.     20,000 ft.   Gulf of Mexico    El Paso              06/01
Glomar High Island II      1979       270 ft.     20,000 ft.   Gulf of Mexico    Spirit Energy        04/01
Glomar High Island III     1980       250 ft.     20,000 ft.   Gulf of Mexico    Forest Oil           07/01
Glomar High Island IV      1980       250 ft.     20,000 ft.   Gulf of Mexico    Chevron              04/01
Glomar High Island V       1981       270 ft.     20,000 ft.   West Africa       Chevron              06/01
Glomar High Island VII     1982       250 ft.     20,000 ft.   West Africa       TotalFinaElf         04/01
Glomar High Island VIII    1982       250 ft.     20,000 ft.   Gulf of Mexico    Ocean Energy         05/01
Glomar High Island IX      1983       250 ft.     20,000 ft.   West Africa       Brass                07/01
Glomar Adriatic I          1981       300 ft.     25,000 ft.   West Africa       Vaalco               04/01
Glomar Adriatic II         1981       328 ft.     25,000 ft.   Gulf of Mexico    BP                   08/01
Glomar Adriatic III        1982       328 ft.     25,000 ft.   Gulf of Mexico    Spirit Energy        05/01
Glomar Adriatic IV         1983       328 ft.     25,000 ft.   Gulf of Mexico    ADTI                 04/01
Glomar Adriatic V          1979       300 ft.     20,000 ft.   West Africa       ExxonMobil           04/01
Glomar Adriatic VI         1981       225 ft.     20,000 ft.   North Sea         Amerada Hess         10/01
Glomar Adriatic VII        1983       328 ft.     20,000 ft.   Trinidad          BP                   05/02
Glomar Adriatic VIII       1983       328 ft.     25,000 ft.   West Africa       ExxonMobil           04/01
Glomar Adriatic IX         1981       328 ft.     20,000 ft.   Gulf of Mexico    Chevron              04/01
Glomar Adriatic X          1982       328 ft.     20,000 ft.   Gulf of Mexico    El Paso              06/01
Glomar Adriatic XI         1983       225 ft.     25,000 ft.   North Sea         Wintershall          09/01
Glomar Main Pass I         1982       300 ft.     25,000 ft.   Gulf of Mexico    El Paso              05/01
Glomar Main Pass IV        1982       300 ft.     25,000 ft.   Gulf of Mexico    El Paso              06/01
Glomar Labrador I          1983       300 ft.     25,000 ft.   Trinidad          BP                   04/02
Glomar Baltic I            1983       375 ft.     25,000 ft.   Gulf of Mexico    Devon                04/01

SEMISUBMERSIBLE
Glomar Arctic I            1983     3,400 ft.     25,000 ft.   Gulf of Mexico    EEX                  06/02
Glomar Arctic III          1984     1,800 ft.     25,000 ft.   North Sea         ExxonMobil           04/02
Glomar Arctic IV           1983     1,800 ft.     25,000 ft.   North Sea         Amerada Hess         03/02
Maersk Jutlander           1982     1,200 ft.     25,000 ft.   North Sea         Statoil              05/01
Glomar Grand Banks         1984     1,500 ft.     25,000 ft.   Canada            ExxonMobil           05/01
Glomar Celtic Sea          1998     5,750 ft.     25,000 ft.   Gulf of Mexico    TotalFinaElf         06/01

DRILLSHIP
Glomar Robert F. Bauer     1983     2,750 ft.     25,000 ft.   West Africa       Triton               05/01
Glomar Explorer            1998     7,800 ft.     30,000 ft.   Gulf of Mexico    Texaco/Chevron       10/03
Glomar C.R. Luigs          2000     9,000 ft.     35,000 ft.   Brazil            BHP                  07/03
Glomar Jack Ryan           2000     8,000 ft.     35,000 ft.   Trinidad          ExxonMobil           11/03

CONCRETE ISLAND
 DRILLING SYSTEM
Glomar Beaufort Sea I (3)  1984        55 ft.     25,000 ft.   Alaska            -                    -
___________________
(1)  As currently equipped.
(2)  Estimated based on the anticipated completion date of
     current commitments, including executed contracts, letters of intent, and other customer commitments for which
     contracts have not yet been executed.
(3)  The GLOMAR BEAUFORT SEA I concrete island drilling system is inactive and has been excluded from the Company's rig
     utilization figures.

RIG TYPES. Jackup rigs have elevating legs which extend to the sea bottom, providing a stable platform for drilling, and are generally preferred in water depths of 350 feet or less. All of the Company's jackup rigs have drilling equipment mounted on cantilevers, which allow the equipment to extend outward from the rigs' hulls over fixed drilling platforms and enable operators to drill both exploratory and development wells. The Company has extended the reach of the cantilevers on sixteen of its twenty-three jackups beyond the reach originally designed for these units. This enables the drilling equipment to operate over larger production platforms. In addition, two of the Company's jackups have been equipped with "skid-off packages," which allow the drilling equipment to be transferred to fixed production platforms.

Semisubmersible rigs are floating offshore drilling units with pontoons and columns that, when flooded with water, cause the unit to partially submerge to a predetermined depth. Most semisubmersibles are anchored to the sea bottom with mooring chains, but some use dynamic positioning ("DP"), which allows the vessels to be held in position by computer-controlled propellers, known as thrusters. Semisubmersibles are classified into five generations, distinguished mainly by their age, environmental rating, variable deck load, and water-depth capability. The Company's GLOMAR ARCTIC I, GLOMAR ARCTIC III, GLOMAR ARCTIC IV, GLOMAR GRAND BANKS, and MAERSK JUTLANDER semisubmersibles are third-generation, conventionally-moored rigs suitable for drilling in water depths ranging from 1,200 to 3,400 feet. The Company's GLOMAR CELTIC SEA is a fourth-generation semisubmersible capable of drilling in water depths of up to 5,750 feet, and utilizes a mooring system that is DP-assisted.

Drillships are generally preferred for deepwater drilling in remote locations with moderate weather environments because of their mobility and large load carrying capability. The Company's GLOMAR C.R. LUIGS, GLOMAR JACK RYAN, and GLOMAR EXPLORER are dynamically-positioned, ultra-deepwater drillships capable of drilling in water depths up to 9,000 feet, 8,000 feet, and 7,800 feet, respectively, as currently equipped. With modifications, maximum water depth capabilities are 12,000 feet for the GLOMAR C.R. LUIGS and GLOMAR JACK RYAN, and 10,000 feet for the GLOMAR EXPLORER. The GLOMAR ROBERT F. BAUER is a conventionally-moored drillship capable of drilling in maximum water depths of 2,750 feet.

The Company's "deepwater" rigs consist of its semisubmersibles and drillships. The Company considers rigs with a maximum water-depth capability of 5,000 feet or more, such as the GLOMAR C.R. LUIGS, GLOMAR JACK RYAN, GLOMAR EXPLORER, and GLOMAR CELTIC SEA, to be "ultra-deepwater" rigs.

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

The Company has title to all of the rigs in the fleet with the exception of the GLOMAR EXPLORER, which is subject to a 30-year capital lease, and the GLOMAR C.R. LUIGS and GLOMAR JACK RYAN, which are subject to fully-defeased, 20-year capital leases.

BACKLOG. Contract drilling backlog at December 31, 2000, was $772 million, consisting of $729 million related to executed contracts and $43 million related to customer commitments for which contracts had not yet been executed as of December 31. Approximately $424 million of the backlog is expected to be realized in 2001. Contract drilling backlog at December 31, 1999, was $1.0 billion and included $4 million attributable to customer commitments for which contracts had not yet been executed as of December 31.

DRILLING CONTRACTS AND MAJOR CUSTOMERS. Contracts to employ the Company's drilling rigs extend over a specified period of time or the time required to drill a specified well or number of wells. While the final contract for employment of a rig is the result of negotiations between the Company and the customer, most contracts are awarded based upon competitive bidding. The rates specified in drilling contracts are generally on a dayrate basis, payable in U.S. dollars, and vary depending upon the type of rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions, and other variables. Each contract provides for a basic dayrate during drilling operations, with lower rates or no payment for periods of equipment breakdown, adverse weather, or other conditions which may be beyond the Company's control. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed amounts, or no payment during the mobilization or demobilization. A contract may be terminated by the customer if the rig is destroyed or, in some cases, if drilling operations are suspended for a specified period of time due to a breakdown of major equipment, in the event of poor operational, safety, or environmental performance not remedied by the Company within a specified period, or if other events occur that are beyond either party's control.

The Company's offshore contract drilling business is subject to the usual risks associated with having a limited number of customers for its services. No single customer accounted for more than 10 percent of consolidated revenues in 2000, 1999, or 1998.

DRILLING MANAGEMENT SERVICES

The Company provides drilling management services priced primarily on a turnkey basis through a wholly-owned subsidiary, Applied Drilling Technology Inc. ("ADTI"), and through Global Marine Integrated Services
- Europe ("GMIS"), a division of one of the Company's foreign subsidiaries. ADTI operates primarily in the U.S. Gulf of Mexico, and GMIS operates in areas other than the U.S. Gulf of Mexico. Under a turnkey arrangement, each will assume responsibility for the design and execution of specific offshore drilling programs and deliver a logged or loggable hole to an agreed depth for a guaranteed price. Compensation is contingent upon satisfactory completion of the drilling program. Under the Company's turnkey drilling operations, the Company provides planning, engineering, and management services beyond the scope of its traditional contract drilling business and thereby assumes greater liability.

In addition to providing drilling management services on a turnkey basis, the Company offers services as a general contractor under arrangements variously described as "partnering," "full service contracting," and "integrated drilling services," among others.

As of December 31, 2000, the Company's drilling management services revenue backlog was approximately $59 million, all of which is expected to be realized in 2001. Drilling management services backlog was approximately $53 million at December 31, 1999.

OIL AND GAS OPERATIONS

The Company conducts oil and gas exploration, development, and production activities through its wholly-owned subsidiary, Challenger Minerals Inc. ("CMI"). CMI acquires its interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for the Company's drilling management services operations. In this capacity, CMI facilitated ADTI's acquisition of contracts to drill 29 turnkey wells in 2000, resulting in 5 new discoveries. Substantially all of the Company's oil and gas activities are conducted in the United States offshore Louisiana and Texas.

COMPETITION AND BUSINESS ENVIRONMENT

Drilling contracts are, for the most part, awarded on a competitive-bid basis. An operator selecting a rig may consider, among other things, rig availability, quality of service and equipment, and price. There are numerous offshore drilling contractors that compete with the Company, one of which is significantly larger than the Company. In addition, the number of customers served by the Company and its competitors has been reduced by recent mergers among oil and gas exploration and production companies.

Offshore drilling is a highly cyclical business and may be impacted by oil and gas price levels and volatility. Worldwide military, political, and economic events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Other factors that have affected and are likely to continue affecting oil and gas prices and, in turn, the level of demand for the Company's services, include demand for oil and gas worldwide, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels, the level of production by non-OPEC countries, domestic and foreign tax policies, and laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions.

Competition for the skilled labor required for offshore drilling operations has intensified as activity levels have increased over the last few years. Although such competition has not materially affected the Company to date, the Company has recently found it more difficult to find qualified individuals, and the possibility exists that competition for skilled labor could limit the Company's results of operations.

Results of operations from the Company's drilling management services may be limited by certain factors, in particular the ability of the Company to find and retain qualified personnel, to hire suitable rigs at acceptable rates, and to obtain and successfully perform turnkey drilling contracts based on competitive bids. The Company's ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid. Accordingly, results of the Company's drilling management service operations may vary widely from quarter to quarter and from year to year.

OPERATIONAL RISKS AND INSURANCE

The Company's operations are subject to the usual hazards incident to the drilling of oil and gas wells, such as blowouts, explosions, oil spills and fires. They are also subject to hazards peculiar to marine operations, such as collision, grounding and severe weather. All of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

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

The occurrence of a significant event, including pollution or environmental damage not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations, could materially and adversely affect the Company's results of operations, financial position, and cash flows. Moreover, no assurance can be made that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. See "-- Governmental Regulations and Environmental Matters."

FOREIGN OPERATIONS

A significant portion of the Company's revenues is attributable to operations in foreign countries. Risks associated with operating in foreign areas include risks of war and civil disturbance, expropriation, nationalization, renegotiation or nullification of existing contracts, foreign exchange restrictions, foreign currency fluctuations, foreign taxation, changing political conditions, and foreign and domestic monetary policies, any of which could limit or disrupt the Company's markets or operations. To date, the Company has experienced no material loss as a result of any of these factors. Additionally, the ability of the Company to compete in the international drilling market may be adversely affected by foreign governmental regulations favoring or requiring the awarding of drilling contracts to local contractors, or by regulations requiring contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, foreign governmental regulations, which may in the future become applicable to the oil and gas industry, could reduce demand for the Company's services, or such regulations could directly affect the Company's ability to compete for customers.

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

OPA '90 mandated increases in the amounts of financial responsibility that must be certified with respect to mobile offshore drilling units and offshore facilities (e.g., oil and gas production platforms, among others) located in U.S. waters. Operators of mobile offshore drilling units, together with operators of vessels, must provide evidence of financial responsibility based on a tonnage formula. The Company has complied with the requirement by providing evidence of adequate U.S.- based net worth. The Company's inability to comply with the rule in the future, however, could have a material adverse effect on its operations and financial condition.

OPA '90 also requires lessees, permittees, or holders of a right of use of offshore facilities (including mobile offshore drilling rigs while attached to the ocean floor) to certify evidence of financial responsibility. This financial responsibility requirement varies from $10 million to $150 million per facility, with the actual requirement determined based on an estimate of the number of barrels of oil which could be spilled under a worst-case scenario. The Department of the Interior's Minerals Management Service is responsible for promulgating regulations implementing the financial responsibility requirements with respect to offshore facilities. The Company does not presently operate an offshore facility, but expects to do so in the future. The Company's offshore drilling operations in the Gulf of Mexico are largely dependent on oil and gas companies' drilling activities, which, in turn, ultimately depend on their ability to meet the OPA '90 financial responsibility requirements.

EMPLOYEES

The Company had approximately 2,700 employees at December 31, 2000.
The Company requires highly skilled personnel to operate its drilling rigs and, accordingly, conducts extensive personnel training and safety programs.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age as of December 31, 2000, and office or offices currently held by each of the executive officers of the Company are as follows:

  NAME                   AGE     OFFICE OR OFFICES
  Robert E. Rose         62      Chairman, President and Chief Executive
                                 Officer
  Jon A. Marshall        49      Executive Vice President and Chief
                                 Operating Officer
  Douglas K. Vrooman     50      President of Applied Drilling Technology Inc.
  Marion M. Woolie       46      President of Global Marine Drilling Company
  Thomas R. Johnson      52      Senior Vice President and Chief Administrative Officer
  James L. McCulloch     48      Senior Vice President, General Counsel and Assistant Secretary
  W. Matt Ralls          51      Senior Vice President, Chief Financial
                                 Officer and Treasurer
  Michael R. Dawson      47      Vice President, Investor Relations and
                                 Corporate Communications
  Alexander A. Krezel    54      Vice President, Corporate Secretary and Assistant General Counsel
  Douglas C. Stegall     56      Vice President and Controller

Officers serve for a one-year term or until their successors are elected and qualified to serve. Each executive officer's principal occupation has been as an executive officer of the Company for more than the past five years, with the exception of Messrs. Dawson, Krezel, Ralls, Rose, Stegall, and Woolie. Mr. Dawson has been the Company's Vice President, Investor Relations and Corporate Communications, since September 2000, prior to which he had been Director of Investor Relations since joining the Company in 1999. Prior to joining the Company, Mr. Dawson was Director, Investor Relations, for Union Texas Petroleum for eight years. Mr. Krezel has been a Company Vice President since September 2000, the Company's Corporate Secretary since 1997, and Assistant General Counsel since he joined the Company in 1985. Mr. Ralls has been the Company's Senior Vice President, Chief Financial Officer and Treasurer since January 1999, prior to which he was the Company's Vice President and Treasurer since 1997. Mr. Ralls served as Executive Vice President, Chief Financial Officer, and a director of Kelley Oil Corporation from 1990 to 1996, after which he was Vice President of Capital Markets and Corporate Development for The Meridian Resource Corporation. Mr. Rose has been the Company's Chairman since May 1999 and its President and Chief Executive Officer since May 1998, prior to which he was President and Chief Executive Officer of Cardinal Services, Inc., an oil services company, since April 1998, and President and Chief Executive Officer of Diamond Offshore Drilling, Inc. and its predecessor, Diamond M Company, for more than a decade. Mr. Stegall has been the Company's Vice President and Controller since February 2000, prior to which he was Vice President and Controller of GMDC for more than five years. Mr. Woolie has been President of GMDC since 1998. He was GMDC's Vice President, Sales and Contracts, from 1997 to 1998, prior to which he was responsible for GMDC's North and South American sales.

ITEM 3.  LEGAL PROCEEDINGS

In December 2000 the Company settled its dispute with a subsidiary of Transocean Sedco Forex ("Transocean") with respect to a bareboat charter agreement for the drilling rig, GLOMAR GRAND BANKS. The Company had assumed rights to the bareboat charter at the time it acquired ownership of the rig in 1997. At issue were (i) the date of termination of the charter, (ii) the condition of the rig upon its return to the Company, and (iii) the charterer's liability to pay additional dayrate. Under the terms of the settlement, Transocean paid the Company $67.5 million in cash in December 2000 and waived its claim against the Company in the amount of $2.0 million.

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

In 1998 the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the GLOMAR C.R. LUIGS and the GLOMAR JACK RYAN, originally scheduled for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively. Pursuant to two 20-year, capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the "Lessors"), which now own the drillships and have agreed to lease them to the Company.

The Company acted as the Lessors' construction supervisor and has paid on behalf of the Lessors, or provided for the Lessors' payment of, all amounts it believes were required under the terms of the contracts, including payments for all approved change orders.

In October 1999 the Company received a claim from the Shipbuilder alleging breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment, and design change orders. In its claim, the Shipbuilder also requested additional compensation for increases in the drillships' steel weight. The amount of the Shipbuilder's claim in excess of the contract price totals GBP 133 million ($192 million). With the exception of a small portion of the steel-weight claim, the Company believes that the claim is totally without merit. The contracts provide that such claims are to be resolved through arbitration in London.

Because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships in a timely manner, in November 1999 the Company agreed to provide additional funding to the Shipbuilder for completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement").

Under the terms of the Funding Agreement, the Company released two cash collateralized letters of credit, giving the Shipbuilder access to $40 million of its own funds. In addition, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, GBP 57 million above the drillships' $315 million contract price. The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reached GBP 65 million. As of December 31, 2000, the Company had advanced GBP 63.9 million ($103.1 million) under the Funding Agreement, including GBP 6.9 million ($10.5 million) in connection with its share of cost overruns. The Funding Agreement provided that if the maximum advances of GBP 65 million were made by the Company, the Shipbuilder's parent, Fred. Olsen Energy ASA, would provide all additional funds necessary to keep the Shipbuilder solvent and working in an expeditious and diligent manner and to enable it to deliver the two completed drillships. In addition, the Shipbuilder's parent agreed to pay, under certain circumstances, up to GBP 3 million ($4.3 million) of the Shipbuilder's warranty on the two drillships. The GLOMAR C.R. LUIGS and the GLOMAR JACK RYAN began operating under contract in April and December 2000, respectively.

The Funding Agreement did not settle any portion of the Shipbuilder's claim of GBP 133 million ($192 million). The agreement provides that the Shipbuilder will repay to the Company amounts advanced under the Funding Agreement to the extent the amount of the advanced funds exceeds any arbitration award in favor of the Shipbuilder and that the Company will pay the Shipbuilder to the extent any arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

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

In September 2000 the Shipbuilder requested that the arbitration panel consider whether the Company had an obligation to pay the final delivery installment upon completion of the vessel even if the Shipbuilder was in default of its obligation to deliver the vessel, as the Company contends. The arbitration panel determined that the contract did so obligate the Company to make the final delivery installment and issued a preliminary award requiring the payment to the Shipbuilder of $31.8 million of the $35.8 million contractual delivery installment. The Company appealed that decision to the Commercial Court in London and was required to deposit the $31.8 million in the Registry of the Court. In November 2000 the Commercial Court overturned the decision of the arbitration panel and ordered the release of the deposit from the Commercial Court. The Shipbuilder has now appealed that decision to the Court of Appeals, which is scheduled to hear arguments in late March 2001. If this issue is ultimately decided against the interest of the Company, or if it is determined that the Shipbuilder was not in default of its obligation to deliver the vessel, then the delivery installment will have to be paid. The net effect in that case will be that the Company will have provided for the payment of the full contract price of $315 million plus the cost of certain agreed change orders and related expenses. This price excludes amounts totaling $103.1 million that the Company has advanced under the Funding Agreement. The Company's liability for the previously disclosed claims and the Company advances under the Funding Agreement will be determined in the arbitration proceedings that are currently underway in London.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2000.


                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock, $.10 par value per share, is listed on the New York Stock Exchange under the symbol "GLM." At January 31, 2001, there were 6,027 stockholders of record of the Common Stock. The high and low sales prices of the Common Stock as reported on the New York Stock Exchange Composite Transactions Tape for each full quarterly period within the past two years appear under "Consolidated Selected Quarterly Financial Data," which follows the notes to the consolidated financial statements.

The Company did not declare any dividends on its common stock in either 2000 or 1999. Subject to the preferential dividend rights of holders of the Company's preferred stock, if any, the holders of the Common Stock will be entitled to receive when, as, and if declared by the Board of Directors out of funds legally available therefor, all other dividends payable in cash, in property, or in shares of Common Stock. The Company does not intend to declare or pay dividends on the Common Stock in the foreseeable future, but considers the declaration and payment of dividends from time to time.

ITEM 6.  SELECTED FINANCIAL DATA

                     GLOBAL MARINE INC. AND SUBSIDIARIES
                              FIVE-YEAR REVIEW
             (In millions, except per-share and operational data)

                                   -------------------------------------------------------------
                                    2000          1999          1998         1997          1996
                                   -------------------------------------------------------------
FINANCIAL PERFORMANCE
Revenues:
  Contract drilling              $   584.1     $   507.7      $   742.4     $   579.4   $  362.5
  Drilling management services       435.6         275.0          416.0         480.5      305.3
  Oil and gas                         20.1           8.3            3.8           7.2       12.9
                                  --------     ---------      ---------     ---------   --------
    Total revenues                $1,039.8     $   791.0      $ 1,162.2     $ 1,067.1   $  680.7
                                  ========     =========      =========     =========   ========

Operating income:
  Contract drilling              $   184.5     $   153.5      $   361.7     $   274.8   $  125.4
  Drilling management services        21.6          13.3          (30.7)         50.0       27.9
  Oil and gas                         12.2           2.0            0.3           2.1        6.8
  Restructure costs                   (5.2)            -              -             -          -
  Corporate expenses                 (24.6)        (25.5)         (20.8)        (21.8)     (19.3)
                                  --------      ---------     ---------     ---------    --------
    Total operating income           188.5         143.3          310.5         305.1      140.8
                                  --------      ---------     ---------     ---------    --------

Other income (expense):
  Interest expense                   (63.6)        (56.6)         (46.9)        (39.7)     (30.9)
  Interest capitalized                26.4          25.9           17.2          20.9        2.6
  Interest income                      4.0           2.7            3.3           7.7        6.2
  Other                                  -             -              -             -        1.0
                                  --------      ---------     ---------     ---------    --------
    Total other income (expense)     (33.2)        (28.0)         (26.4)        (11.1)     (21.1)
                                  --------      ---------     ---------     ---------    --------

    Income before income taxes
    and extraordinary item           155.3         115.3          284.1         294.0      119.7

Provision for income taxes:
  Current tax provision               12.4           3.4           18.5          33.5        9.6
  Deferred tax provision (benefit)    29.0          22.4           42.3         (54.6)     (70.0)
                                  --------      --------      ---------     ---------    --------
    Total income tax
     provision (benefit)              41.4          25.8           60.8         (21.1)     (60.4)
                                  --------      --------      ---------     ---------    --------

  Income before extraordinary
  item                               113.9          89.5          223.3         315.1      180.1

  Extraordinary loss on
  extinguishment of debt, net            -             -              -         (4.5)          -
                                  --------      --------      ---------     ---------    --------
     Net income                 $    113.9     $    89.5      $   223.3    $   310.6    $   180.1
                                  ========      ========      =========     =========    ========

Income per share before
extraordinary item:
  Basic                         $     0.65     $    0.51      $    1.29    $   1.84     $    1.07
  Diluted                       $     0.64     $    0.51      $    1.27    $   1.79     $    1.03

Net income per share:
  Basic                         $     0.65     $    0.51      $    1.29    $   1.81     $    1.07
  Diluted                       $     0.64     $    0.51      $    1.27    $   1.76     $    1.03

Average common shares - Basic        175.3         174.0          173.0       171.2         167.9
Average common shares - Diluted      179.3         176.8          175.8       176.2         174.3
Dividends declared per
 common share                   $       -      $      -       $      -     $     -      $      -
Capital expenditures            $    177.8     $   448.1      $   637.7    $  580.3     $   118.3
Depreciation, depletion,
and amortization (1)            $    107.0     $    88.8      $   103.9    $   55.1     $    40.9

FINANCIAL POSITION (END OF YEAR)
Working capital                 $    221.5     $    63.4      $   117.0    $  144.2     $   158.9
Properties and equipment, net   $  1,940.1     $ 1,868.6      $ 1,512.1    $  999.0     $   477.4
Total assets                    $  2,396.8     $ 2,264.5      $ 1,971.6    $1,421.9     $   807.8
Long-term debt, including
  capital lease obligation      $    918.6     $   955.3      $   768.4    $  417.3     $   241.6
Shareholders' equity            $  1,270.9     $ 1,135.0      $ 1,040.4    $  805.6     $   459.1


OPERATIONAL DATA
Average rig utilization (2) (3)        84%           76%            96%         99%           98%
Fleet average dayrate (4)          $59,000       $59,600        $71,100    $ 55,700     $  38,000
Number of active
  rigs (end of year) (3)                33            31             31         28             26
Turnkey wells drilled                  122            76             77        107             82
Turnkey well completions                27            16              4          3              -
Number of employees (end of year)    2,700         2,400          2,700      2,500          2,100

--------------------------
(1)   In 1999 the Company increased the estimated useful lives of certain of its drilling rigs.  The effect of the change was to reduce 1999 depreciation expense by approximately $27.2 million.
(2)   The average rig utilization rate for a period is the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.
(3)   Excludes the GLOMAR BEAUFORT SEA I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for
      Arctic operations.
(4)   Contract drilling revenues less non-rig related revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Summary

Data relating to the Company's operations by business segment follows:

                                            Increase                    Increase
                                 2000      (Decrease)        1999      (Decrease)           1998
                                 ----      ----------        ----      ----------           ----
                                                        ($ in millions)
Revenues:
 Contract drilling            $   589.2        14%        $   517.7        (31%)        $   753.7
 Drilling management              445.6        58%            282.2        (33%)            421.5
 Oil and gas                       20.1       142%              8.3        118%               3.8
 Less: Intersegment revenues      (15.1)      (12%)           (17.2)         2%             (16.8)
                               --------                    --------                      --------
                              $ 1,039.8        31%        $   791.0        (32%)        $ 1,162.2
                               ========                    ========                      ========
Operating income:
 Contract drilling            $   184.5        20%        $   153.5        (58%)        $   361.7
 Drilling management               21.6        62%             13.3          na             (30.7)
 Oil and gas                       12.2       510%              2.0         567%              0.3
 Restructure costs                 (5.2)        na               -           na                 -
 Corporate expenses               (24.6)       (4%)           (25.5)         23%            (20.8)
                               --------                    --------                      --------
                              $   188.5        32%        $   143.3        (54%)        $   310.5
                               ========                    ========                      ========

Operating income increased by $45.2 million to $188.5 million in 2000 from $143.3 million in 1999. The increase was attributable to the addition to the fleet of two newly constructed, ultra-deepwater drillships, the GLOMAR C.R. LUIGS in April 2000 and GLOMAR JACK RYAN in December 2000, an increase in average rig utilization, and higher income from drilling management services and oil and gas. Operating income for 2000 included a one-time $5.2 million, first quarter charge in connection with a restructuring comprised of a workforce reduction and consolidation of facilities.

In 1999 operating income decreased by $167.2 million to $143.3 million
from $310.5 million in 1998.   The decrease was primarily attributable
to lower average rig utilization and dayrates for contract drilling, partly offset by the addition of three deepwater rigs to the contract drilling fleet since February 1998, lower depreciation resulting from an increase in estimated rig service lives, and lower fixed costs for drilling management services.

Since the third quarter of 1999, the Company has seen continued improvement in utilization and dayrates for jackup rigs in the U.S.
Gulf of Mexico and offshore West Africa, following the market downturn of 1998 and early 1999. In the U.S. Gulf of Mexico, where the Company has almost half of its fleet, its average rig utilization rate was 100 percent for 2000 as compared to an industry average of 80 percent for the region.(1) By year-end 2000, market dayrates for most classes of rigs in the U.S. Gulf of Mexico had more than doubled from year-end 1999 levels. In West Africa, where four of the Company's jackup rigs were cold-stacked at year-end 1999, the Company reactivated two rigs in the first quarter of 2000 and another in the third quarter of 2000, and mobilized another rig to the U.S. Gulf of Mexico, where it is expected to commence drilling in April 2001. In addition, the GLOMAR ROBERT F. BAUER drillship, which had been cold-stacked in Peru since June 1999, returned to work offshore West Africa in April


---------------------
(1) Source:  Offshore Data Services and Global Marine database.

2000. In July 2000 the GLOMAR LABRADOR jackup commenced operations offshore Trinidad, where the rig is currently contracted through March 2002. Prior to July, the rig had been idle in Argentina for nearly a year.

Recovery in the market for second and third-generation semisubmersible drilling rigs in the North Sea and elsewhere, which has lagged the improvements in jackup markets in the Gulf of Mexico and West Africa, has recently showed signs of strengthening as previously announced plans for increased spending by major oil companies have begun to materialize. Since October 2000, the Company has reactivated three of its semisubmersible rigs that had been idle for periods ranging from eight to fourteen months -- the GLOMAR ARCTIC III in October 2000 in the North Sea under a 540-day, $25.1 million contract; the GLOMAR ARCTIC IV in March 2001 in the North Sea under a one-year, $23.7 million contract; and the GLOMAR GRAND BANKS in March 2001 offshore eastern Canada under a 60-day, $8.9 million contract. In addition, the MAERSK JUTLANDER is expected to commence operations in the North Sea in March 2001, after being idle for about 45 days. Oil company budget announcements and surveys of capital spending plans for 2001 suggest average increases of about 20 percent over 2000 levels, with activity in the international markets expected to accelerate as major oil companies refocus on internal growth opportunities.

During 2000 the Company took delivery of the GLOMAR C.R. LUIGS and the GLOMAR JACK RYAN, two newly constructed, dynamically-positioned, ultra-deepwater drillships. The GLOMAR C.R. LUIGS and the GLOMAR JACK RYAN began earning dayrate in April and December 2000, respectively, under multi-year contracts. The drillships are state-of-the-art rigs and represent the culmination of a five-year capital investment program to expand the Company's deepwater capabilities. In 2001 the Company will benefit from the full-year contribution of the two new drillships placed into service in 2000. With the addition of the GLOMAR C.R. LUIGS and GLOMAR JACK RYAN, the Company now has ten deepwater rigs.

As a result of the increased activity in offshore drilling, the Company has found it more difficult to find and retain qualified offshore personnel. In recognition of this, effective June 1, 2000, the Company increased compensation levels for certain of its offshore positions, some of which is recoverable from customers under dayrate adjustment provisions of certain contracts expiring from July 2002 to October 2003. The Company believes that its compensation levels are competitive within the industry.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                                Increase                             Increase
                               2000            (Decrease)           1999            (Decrease)         1998
                               ----            ----------          ------           -----------       ------
                                               ($ in millions, except for fleet average dayrate)

Contract drilling revenues
by area: (1)
    U.S. Gulf of Mexico      $ 349.5              86%             $ 187.8             (30%)          $ 267.5
    West Africa                104.9               6%                98.5             (55%)            218.8
    North Sea                   69.1             (49%)              134.5             (23%)            174.1
    Other                       65.7             (32%)               96.9               4%              93.3
                             -------                              -------                            -------
                             $ 589.2              14%             $ 517.7             (31%)          $ 753.7
                             =======                              =======                            =======

Average rig utilization (2)      84%                                  76%                                96%
Fleet average dayrate        $59,000                              $59,600                            $71,100

---------------------------
(1) Includes revenues earned from affiliates.
(2) Excludes the GLOMAR BEAUFORT SEA I concrete island drilling system, a currently inactive, special-purpose mobile offshore rig designed for
    Arctic operations.

Of the $71.5 million increase in contract drilling revenues for 2000 compared to 1999, $55.1 million was attributable to the addition of the GLOMAR C.R. LUIGS drillship in April 2000 and the GLOMAR JACK RYAN drillship in December 2000, and $49.3 million was attributable to an increase in average rig utilization. These increases in contract drilling revenues were partly offset by a $32.4 million decrease attributable to lower average dayrates.

The increase in average rig utilization in 2000 as compared to 1999 was attributable primarily to the U.S. Gulf of Mexico and West Africa, partly offset by lower utilization in the North Sea. The lower average dayrates were due in part to the expiration of higher dayrate contracts signed when offshore drilling markets were tighter and unanticipated rig downtime attributable primarily to repair work on certain deepwater rigs. Such decreases were partly offset by higher dayrates for jackup rigs in the U.S. Gulf of Mexico.

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

The Company averaged 100 percent utilization for its drilling rigs in the U.S. Gulf of Mexico for 2000, 95 percent for 1999, and 96 percent for 1998. The Company's average utilization rate for its rigs located offshore West Africa was 77 percent for 2000, 48 percent for 1999, and 94 percent for 1998. The Company averaged 62 percent utilization for its rigs in the North Sea for 2000, 81 percent for 1999, and 98 percent for 1998.

The mobilization of rigs among the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. During 1998 the Company mobilized one jackup from the U.S. Gulf of Mexico to the North Sea, one jackup from California to the North Sea, and one semisubmersible from the North Sea to the east coast of Canada. During 1999 the Company mobilized two jackups from West Africa to the U.S. Gulf of Mexico, one jackup from the North Sea to the U.S. Gulf of Mexico, one drillship from West Africa to offshore Peru, and one drillship from the U.S. Gulf of Mexico to West Africa. During 2000 the Company mobilized one drillship from offshore Peru to West Africa and one drillship from West Africa to the U.S. Gulf of Mexico.

As of February 28, 2001, fifteen of the Company's rigs were located in the U.S. Gulf of Mexico, seven were offshore West Africa, five were in the North Sea, three were offshore Trinidad, one was offshore the east coast of Canada, one was in Brazil, and one was enroute to the U.S. Gulf of Mexico from West Africa. As of February 28, 2001, all of the Company's rigs were operating under contract or had commitments to commence operations soon thereafter.

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

The Company's operating profit margin for contract drilling operations increased to 31 percent in 2000 from 30 percent in 1999 primarily due to the increase in average rig utilization. Operating expenses increased to $404.7 million in 2000 from $364.2 million in 1999 primarily due to higher depreciation and other operating costs in connection with the addition of the GLOMAR C.R. LUIGS and higher operating costs due to fewer cold-stacked rigs in 2000 as compared to 1999.

The Company's operating profit margin for contract drilling operations decreased to 30 percent in 1999 from 48 percent in 1998 primarily due to lower average rig utilization and dayrates. Operating expenses decreased to $364.2 million in 1999 from $392.0 million in 1998 primarily due to lower expenses in connection with the Company's cold-stacked rigs and lower depreciation resulting from the increase in estimated rig lives. These declines were partly offset by the operating costs of the three rigs added to the fleet in 1998 and higher operating costs incurred on the GLOMAR GRAND BANKS, which, prior to December 1998, was being leased from the Company under a bareboat charter. Under a bareboat charter, the Company provides the customer with a rig, and the customer uses its own crews to operate the rig.

Drilling Management Services

Drilling management services revenues increased by $163.4 million to $445.6 million in 2000 from $282.2 million in 1999. The increase in revenues consisted of a $137.2 million increase attributable to an increase in the number of turnkey projects, a $21.8 million increase attributable to daywork and other revenues, and a $4.4 million increase attributable to higher average revenues per turnkey project. The Company completed 149 turnkey projects in 2000 (122 wells drilled and 27 well completions) as compared to 92 turnkey projects in 1999 (76 wells drilled and 16 well completions).

Drilling management services revenues decreased by $139.3 million to $282.2 million in 1999 from $421.5 million in 1998. The decrease in revenues consisted of a $109.8 million decrease attributable to lower average revenues per turnkey project and a $55.5 million decrease attributable to daywork and other revenues, partly offset by a $26.0 million increase attributable to an increase in the number of turnkey projects. The Company completed 81 turnkey projects in 1998 (77 wells drilled and 4 well completions) as compared to the 92 projects in 1999.

Operating income for drilling management services increased by $8.3 million to $21.6 million in 2000 from $13.3 million in 1999, and by $44.0 million to $13.3 million in 1999 from a loss of $30.7 million in 1998. Operating profit margin increased to 4.8 percent in 2000 from 4.7 percent in 1999 as compared to the loss in 1998. The improvement in profit margin in 1999 as compared to 1998 was due in part to a decrease in the number of rigs under term contract to the Company. During 1998 and 1999, the Company was paying above-market rates for the use of as many as sixteen rigs under term contracts signed in late 1997 and early 1998, when market rates were higher. The incremental cost of these rigs above what they would have cost if contracted as needed on the spot market was estimated to be $57.2 million in 1998 and $11.8 million in 1999. By June 30, 1999, the Company had substantially fulfilled all obligations related to rigs contracted at above-market rates.
Currently, the Company is contracting rigs as needed on a well-by-well basis. Bad debt expense for drilling management services was $11.3 million in 1998 and $1.3 million in 1999.

Results for drilling management services in 2000 were mixed. The Company completed a record number of turnkey projects in the fourth quarter and full-year 2000; however, margins were below expectations due in part to losses totaling $15.2 million incurred on 18 of the 122 turnkey wells drilled during the year. The losses resulted in part from an aggressive pricing strategy intended to protect market share and in part to a dilution of experienced rig crew personnel across the fleet of third-party rigs used by the Company, as rig utilization was reaching a peak in the fourth quarter. The Company believes this dilution of experienced personnel translated into an additional 2-1/2 days of drilling time per well, on average, and an estimated $7 to $8 million of total additional cost in the fourth quarter of 2000. In addition, the Company experienced a higher than normal incidence of problem wells during the quarter related to hazards inherent to oil and gas drilling operations. The Company intends to increase budgeted margins and estimated drilling time in its future bids and anticipates that these changes will restore margins to a more historical level, although they will likely result in a reduction in the number of turnkey wells drilled in 2001 as compared to 2000.

In the fourth quarter of 2000, the Company recognized a $2.9 million estimated pretax loss on a fixed-price turnkey well offshore Louisiana that was expected to be completed during the first quarter of 2001. In January 2001, additional problems were encountered, and attempts to complete drilling the well were abandoned. The Company estimates the total cost of the well to be $7.3 million. As a result, the Company will recognize an additional pretax loss of $4.4 million on this well in the first quarter of 2001.

Results of operations from the Company's drilling management services may be limited by certain factors, in particular the ability of the Company to find and retain qualified personnel, to hire suitable rigs at acceptable rates, and to obtain and successfully perform turnkey drilling contracts based on competitive bids. The Company's ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid, which in turn is influenced by market prices for oil and gas, among other factors. Accordingly, results of the Company's drilling management service operations may vary widely from quarter to quarter and from year to year.

Other Income and Expense

General and administrative expenses were $22.6 million in 2000, $23.6 million in 1999, and $19.1 million in 1998. The decrease in general and administrative expenses from 1999 to 2000 was due to lower professional fees and other expenses resulting from the Company's cost-cutting program, partly offset by higher compensation expense. The increase in general and administrative expenses from 1998 to 1999 was primarily due to increases in professional fees and compensation expense. The increases in compensation expense were primarily attributable to accrued expenses under a long-term, performance-based stock compensation plan. Expense under the plan is based in part on the market price of the Company's common stock.

Interest expense was $63.6 million for 2000, $56.6 million for 1999, and $46.9 million for 1998. The increases in interest expense were primarily attributable to higher levels of debt incurred to finance the upgrade, acquisition, conversion, and construction of rigs, partially offset by lower effective interest rates primarily in 2000 due to the issuance of the Zero Coupon Convertible Debentures.

The Company capitalized interest expense of $26.4 million in 2000, $25.9 million in 1999, and $17.2 million in 1998 in connection with the construction and conversion of rigs. The Company does not anticipate capitalizing any interest expense in 2001.

Interest income increased to $4.0 million in 2000 from $2.7 million in 1999 and $3.3 million in 1998 primarily due to higher average cash balances and short-term investments in 2000 as compared to 1999 and 1998.

Substantial amounts of the Company's consolidated earnings are attributable to its foreign subsidiaries. Under the United States Internal Revenue Code, earnings of foreign subsidiaries are generally not subject to U.S. income taxes until distributed or deemed to be distributed to a U.S. parent company. The Company is confident of the positions it has taken on its tax returns with regard to the taxability of its foreign subsidiaries' undistributed earnings; however, it cannot provide assurance that its positions will never be challenged or that, if challenged, the Company would not be required to pay U.S. taxes on some or all of such earnings.

A company with a specific plan to reinvest undistributed foreign subsidiary earnings outside the U.S., which plan demonstrates that distribution of the earnings will be postponed indefinitely, is not required to record a U.S. deferred income tax liability on such earnings. The Company has not recorded a U.S. deferred tax liability on $263.5 million of undistributed foreign earnings as of December 31, 2000, because it intends to permanently reinvest these earnings outside the U.S. It is not practical to estimate the tax liability the Company would be required to recognize if it no longer intended to permanently reinvest such earnings abroad.

Because the Company's foreign earnings were taxed at rates generally lower than U.S. rates, the Company's effective income tax rate for financial reporting purposes has fluctuated from year to year as the relative amounts of the Company's U.S. and foreign earnings have fluctuated. Such effective tax rates were approximately 27 percent in 2000, 22 percent in 1999, and 21 percent in 1998, which were lower than the U.S. federal statutory rate of 35 percent.

The Company had a net deferred tax asset recorded on its balance sheet as of December 31, 2000, in the amount of $70.1 million, $50.0 million of which was classified as current. The Company's ability to realize the benefit of this deferred tax asset, which consists principally of net operating loss ("NOL") carryforwards in the United States, requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company could be required to record a valuation allowance against the future tax benefit of its NOL carryforwards if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates.

In the first quarter of 2000, the Company implemented a restructuring designed to streamline its organization and improve efficiency. The restructuring involved a workforce reduction of approximately 89 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected were primarily corporate support in nature and included materials control, engineering, accounting, and information technology, among others. Approximately 80 percent of the affected positions were located in Houston, and the remaining 20 percent were located in Europe. The Company recorded a $5.2 million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures. Cash payments for severance are being paid over various periods generally ranging from six weeks to twelve months from the date of termination, based on salary and length of service. Cash payments in 2000 under the restructuring totaled $3.2 million, consisting of $3.0 million for employee severance and $0.2 million for facility closures. Payments contemplated under the restructuring will be substantially completed by mid-2001. The Company expects to record pretax savings of approximately $1.5 million per quarter after completion of the plan's implementation in the first quarter of 2001. Approximately 80 percent of the savings is expected to be realized through lower contract drilling expenses, and the remainder is expected to be realized through lower drilling management and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Investing Activities

In 1998 the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the GLOMAR C.R. LUIGS and the GLOMAR JACK RYAN. Pursuant to two 20-year, capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the "Lessors"), which now own the drillships and have agreed to lease them to the Company. The Company has deposited with three large foreign banks (the "Payment Banks") amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $62 million. In exchange for the deposits, the Payment Banks have assumed liability for making rental payments required under the leases, and have legally released the Company as the primary obligor of such rental payments. Accordingly, the Company has recorded no capital lease obligations on its balance sheet with respect to the two drillships. The GLOMAR C.R. LUIGS and the GLOMAR JACK RYAN began operating under contract in April and December 2000, respectively. (See
Note 4 of Notes to Consolidated Financial Statements.)

In June 2000 the Company completed a private placement of Zero Coupon Convertible Debentures due June 23, 2020, and received net proceeds of $292.6 million after deduction for legal, accounting, and underwriting fees. The Company used the proceeds of the debentures, plus available cash, to pay off outstanding commercial paper, which had been issued primarily to finance construction of the GLOMAR C.R. LUIGS and GLOMAR JACK RYAN drillships, and for general corporate purposes.

The convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5 percent per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 12.2182 shares of Global Marine Inc. common stock (7,330,920 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price equal to the accreted value through the date of repurchase. The Company may pay the repurchase price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock. The Company does not anticipate using common stock to satisfy any such future purchase obligation.

Other significant financing and investing activities during the three-year period ended December 31, 2000, were as follows:

   * January 1998 - Entered into a one-year unsecured $150 million revolving bank credit facility, bringing the total amount available for borrowings under all committed credit facilities to $390 million. The $150 million credit facility was subsequently extended to October 2000.
   * February 1998 - Completed the conversion of the GLOMAR CELTIC SEA semisubmersible and placed it into service under long-term contract in the U.S. Gulf of Mexico.
   * March 1998 - Purchased the deepwater semisubmersible, STENA FORTH, for $150 million with borrowings under revolving bank credit facilities. The STENA FORTH was subsequently renamed the GLOMAR ARCTIC IV.
   * March 1998 - Entered into an agreement to purchase from Transocean ASA the remaining

      43.4 percent interest in the partnership operating the GLOMAR ADRIATIC V, GLOMAR ADRIATIC VI, and GLOMAR ADRIATIC VII for
      $20.3 million in cash.
   * May 1998 - Issued $300 million of 7% Notes due 2028 and used the proceeds to pay down amounts outstanding under the Company's bank credit facilities.
   * August 1998 - Completed the conversion of the GLOMAR EXPLORER drillship and placed it into service under long-term contract in the U.S. Gulf of Mexico.
   * August 1999 - Initiated a commercial paper program under which the Company may issue up to $350 million of debt at rates generally more favorable than the rates available under the Company's revolving bank credit facilities.
   * April 2000 - Entered into a short-term unsecured $50 million revolving bank credit facility with two major banks, bringing the total amount available for borrowings under all committed credit facilities to $440 million.
   * July 2000 - Terminated the Company's $150 million and $50 million revolving bank credit facilities. At December 31, 2000, the Company had a $240 million committed revolving bank credit facility available for future borrowings. The $240 million facility expires December 2002.

On March 5, 2001, the Company entered into an agreement to sell the GLOMAR BEAUFORT SEA I concrete island drilling system (the "CIDS") for
$45 million. A down payment of $5 million is payable at closing, which is expected to take place before June 2001, with the remainder of the purchase price, plus accrued interest, to be payable on or before March 1, 2003. The purchaser has a right to require the Company to retake title to the CIDS if certain foreign governmental approvals relating to the purchaser's use of the CIDS are not received prior to June 29, 2001. If title to the CIDS is transferred back to the Company, the remainder of the purchase price debt would be extinguished in consideration of a payment to the Company of $15 million, including the $5 million down payment.

Cash Flows

In December 2000 the Company settled its dispute with a subsidiary of Transocean Sedco Forex ("Transocean") with respect to a bareboat charter agreement for the drilling rig, GLOMAR GRAND BANKS. The Company had assumed rights to the bareboat charter at the time it acquired ownership of the rig in 1997. At issue were (i) the date of termination of the charter, (ii) the condition of the rig upon its return to the Company, and (iii) the charterer's liability to pay additional dayrate. Under the terms of the settlement, Transocean paid the Company $67.5 million in cash in December 2000 and waived its claim against the Company in the amount of $2.0 million. The Company applied $63.0 million of the proceeds to reduce noncurrent accounts receivable with the remainder recorded as a reduction of the Company's cost basis in the rig. Recognition of the settlement had no effect on 2000 earnings.

In 2000 cash flow provided by operating activities amounted to $280.6 million. An additional $292.6 million was provided from issuance of the Zero Coupon Convertible Debentures (after deduction for legal, accounting, and underwriting fees), $14.0 million was provided from exercises of employee stock options, and $3.3 million was provided from other sources. From the $590.5 million sum of cash inflows, $349.9 million was used to reduce long-term debt, $177.8 million was used for capital expenditures, and $1.8 million was used for other purposes.

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

In 1998 cash flow provided by operating activities amounted to $258.0 million. An additional $292.9 million was provided from issuance of the 7% Notes (after deduction for discount, underwriting fees, and issue costs), $55.0 million was provided from borrowings under the Company's bank credit facilities (net of payments), $4.4 million was provided from exercises of employee stock options, $3.7 million was provided from sales of properties and equipment, and $1.7 million was provided from maturities of marketable securities (net of purchases). From the $615.7 million sum of cash inflows, plus available cash, $637.7 million was used for capital expenditures.

Future Cash Requirements

As of December 31, 2000, the Company had long-term debt of $918.6 million and shareholders' equity of $1.3 billion. Long-term debt at December 31 consisted of $305.3 million (net of discount) of Zero Coupon Convertible Debentures due 2020, $299.5 million (net of discount) of 7-1/8% Notes due 2007, $296.5 million (net of discount) of 7% Notes due 2028, and a $17.3 million capital lease obligation.

Annual interest on the 7-1/8% Notes is $21.4 million, payable semiannually each March and September. Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. No principal payments are due under either issue until the maturity date.

The Company may redeem the 7-1/8% Notes and the 7% Notes in whole at any time, or in part from time to time, at a price equal to 100 percent of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indentures relating to the Zero Coupon Convertible Debentures, 7-1/8% Notes, and 7% Notes contain limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions. The $240 million revolving bank credit facility contains similar limitations, requires the Company to maintain minimum levels of net worth and interest coverage, and limits the Company's maximum debt as a percentage of capitalization.

Capital expenditures for 2001 are presently estimated to be $95 million, consisting of $89 million for upgrades to drilling fleet equipment and $6 million for other capital expenditures.

Sources of Liquidity

As of December 31, 2000, the Company had $144.3 million of cash and cash equivalents, all of which was unrestricted, and $240 million available for borrowings under its revolving bank credit facility and commercial paper program. The Company had $83.3 million in cash and cash equivalents at December 31, 1999.

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

The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its cash and cash equivalents and future cash flow from operations.

In December 1999 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The implementation of SAB 101 in the fourth quarter of 2000 did not have a material effect on the Company's results of operations, financial position or cash flows.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133, as amended, on January 1, 2001. Adoption of the standard had no material effect on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our:
   *   estimated availability dates for our rigs;
   * expectations regarding backlog amounts that will be realized in 2001;
   * statement that we do not presently anticipate that any material expenditures will be required to enable us to comply with existing environmental laws and regulations;
   * opinion that we maintain sufficient insurance coverage to respond to the added exposures from OPA 90 and similar legislation enacted in various states;
   * expectation that the purported antitrust class action lawsuit filed in the federal district court in Galveston, Texas, will not have a material adverse effect on our business or financial position, results of operations or cash flows;
   * belief that Harland and Wolff's claim, with the exception of a small portion of the steel-weight claim, is totally without merit;
   * expectations regarding the dates various rigs will commence operations or drilling or the length of time the Company will benefit from their operations or drilling;
   * statements regarding oil company capital spending plans and future activity levels;
   * statement regarding the anticipated results of our intended increases in budgeted margins and estimated drilling time in our future drilling management services bids;
   * statement that we do not anticipate capitalizing any interest expense in 2001;
   * confidence in the positions we have taken on our tax returns with regard to the taxability of our foreign subsidiaries' undistributed earnings, and our statement that we intend to permanently reinvest these earnings outside the U.S.;
   * expectations regarding the pretax savings we will record after completion of our restructuring plan in the first quarter of 2001;
   * statement that we do not anticipate using common stock to satisfy any future purchase obligations under our Zero Coupon Convertible Debentures;
   *   estimates regarding 2001 capital expenditures;
   *   belief in the Company's ability to meet its current obligations;
       and
   *   other statements that are not historical facts.
Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to:
   * changes in our customers' current drilling programs due to unanticipated occurrences in the course of drilling, or changes in their future plans or programs due to their own internal corporate events, changes in the markets and prices for oil and gas, or shifts in the relative strengths of various geographic drilling markets brought on by things such as a general economic slowdown, or regional or worldwide recession;
   * delays in commencing or completing operations or drilling due to things such as contract disputes, weather conditions, political or social unrest, or engineering or other mechanical problems;
   * changes in the way governments interpret or enforce their laws or regulations, or changes in the laws or regulations or regulations themselves;
   * the uncertainties inherent in dealing with other parties and resolving disputed matters through negotiation, arbitration, litigation, or by other means;
   * changes in oil and gas drilling technology or in our competitors' drilling rig fleets that could make our drilling rigs less competitive or require major capital investment to keep them competitive;
   * changes in our business or in capital markets that affect our ability to finance our business or meet our financial obligations in the manner currently anticipated;
   * inflationary pressures or increased regulatory requirements, either of which could undermine our ability to keep our overhead low and realize the expected savings from our recent restructuring; and
   * such other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

The Company disclaims any obligation or undertaking to disseminate any updates or revisions to its statements, forward-looking or otherwise, to reflect changes in the Company's expectations or any change in events, conditions, or circumstances on which any such statements are based.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt consists of fixed-interest rate, variable-interest rate, and zero coupon convertible debt; consequently, the Company's earnings and cash flows, as well as the fair values of its fixed-rate and zero coupon convertible debt instruments, are subject to interest-rate risk. In addition, the Company's zero coupon convertible debt is subject to stock-price risk. The Company has performed sensitivity analyses to assess the impact of these risks based on a hypothetical ten-percent increase in market interest rates and a hypothetical ten-percent decrease in its common stock price. Market interest rate and stock price volatility are dependent on many factors that are impossible to forecast, and actual interest rate increases and stock price decreases could be more severe than the hypothetical ten-percent change.

The Company estimates that if prevailing market interest rates had been ten percent higher throughout 2000 and 1999, and all other factors affecting the Company's debt remained the same, pretax earnings would have been lower by $1.2 million in 2000 and $1.1 million in 1999. With respect to the fair value of the Company's fixed-interest rate and zero coupon convertible debt, if prevailing market interest rates had been ten percent higher at year-end 2000 and 1999, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by $37.0 million (6.4 percent) at December 31, 2000, and $33.3 million (6.1 percent) at December 31, 1999, and the Company's zero coupon convertible debt would have been lower by $2.2 million (0.7 percent) at December 31, 2000. With respect to the fair value of the Company's zero coupon convertible debt, if the Company's common stock price would have been ten percent lower at year-end 2000, and all other factors affecting the zero coupon convertible debt remained the same,the fair value of the convertible debt, as determined on a present-value basis, would have been lower by $10.7 million (3.5 percent) at December 31, 2000.

Currently, the Company does not actively manage its interest-rate risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Global Marine Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Global Marine Inc. and subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 16, 2001

                     GLOBAL MARINE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per-share data)

                                                       Year Ended December 31,
                                              -----------------------------------------
                                                 2000            1999             1998
                                              -------         -------          --------
Revenues:
  Contract drilling                          $   584.1       $   507.7        $   742.4
  Drilling management                            435.6           275.0            416.0
  Oil and gas                                     20.1             8.3              3.8
                                              --------        --------         --------
     Total revenues                            1,039.8           791.0          1,162.2

Expenses:
  Contract drilling                              299.3           271.1            280.4
  Drilling management                            413.8           261.5            446.4
  Oil and gas                                      3.4             2.7              1.9
  Depreciation, depletion, and amortization      107.0            88.8            103.9
  Restructure costs                                5.2               -                -
  General and administrative                      22.6            23.6             19.1
                                              --------        --------         --------
                                                 851.3           647.7            851.7
                                              --------        --------         --------
     Operating income                            188.5           143.3            310.5


Other income (expense):
  Interest expense                               (63.6)          (56.6)           (46.9)
  Interest capitalized                            26.4            25.9             17.2
  Interest income                                  4.0             2.7              3.3
                                              --------        --------         --------
     Total other income (expense)                (33.2)          (28.0)           (26.4)
                                              --------        --------         --------
     Income before income taxes                  155.3           115.3            284.1

Provision for income taxes:
  Current income tax provision                    12.4             3.4             18.5
  Deferred income tax provision                   29.0            22.4             42.3
                                              --------        --------         --------
     Total provision for income taxes             41.4            25.8             60.8
                                              --------        --------         --------

     Net income                              $   113.9      $     89.5        $   223.3
                                              ========        ========         ========

Earnings per common share:
  Basic                                      $     0.65     $     0.51        $    1.29
  Diluted                                    $     0.64     $     0.51        $    1.27







          See notes to consolidated financial statements.

                GLOBAL MARINE INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                          ($ in millions)

                              ASSETS

                                                                  December 31,
                                                           ------------------------
                                                            2000              1999
                                                           ------            ------
Current assets:
  Cash and cash equivalents                                 $  144.3        $   83.3
  Accounts receivable, less allowance for doubtful
     accounts of $4.7 in 2000 and $4.1 in 1999                 189.7           101.1
  Costs incurred on turnkey drilling contracts in progress      11.2            12.9
  Prepaid expenses                                               8.2            11.2
  Future income tax benefits                                    50.0               -
  Other current assets                                           1.4             4.5
                                                             -------         -------
       Total current assets                                    404.8           213.0

Properties and equipment:
  Rigs and drilling equipment, less accumulated
     depreciation of $546.9 in 2000 and $450.2 in 1999       1,933.6         1,225.8
  Construction in progress                                         -           632.2
  Oil and gas properties, full-cost method, less accumulated depreciation, depletion, and amortization of $18.5 in
     2000 and $16.3 in 1999                                      6.5            10.6
                                                             -------         -------
       Net properties and equipment                          1,940.1         1,868.6

Future income tax benefits                                      20.1            90.7
Other assets                                                    31.8            92.2
                                                             -------         -------
       Total assets                                         $2,396.8        $2,264.5
                                                             =======         =======








          See notes to consolidated financial statements.

                GLOBAL MARINE INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                          ($ in millions)

               LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                     December 31,
                                                                 ------------------
                                                                 2000          1999
                                                                 ----          ----
Current liabilities:
  Current maturities of long-term debt                         $     -          $ 7.9
  Accounts payable                                               116.7           94.0
  Accrued compensation and related employee costs                 34.5           21.6
  Accrued income taxes                                            12.0            6.1
  Accrued interest                                                 8.9           10.7
  Other accrued liabilities                                       11.2            9.3
                                                                ------          ------
     Total current liabilities                                   183.3          149.6


Long-term debt                                                   901.3          937.8
Capital lease obligation                                          17.3           17.5
Other long-term liabilities                                       24.0           24.6
Commitments and contingencies (Note 4)                               -              -

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million shares
     authorized, no shares issued or outstanding                     -              -
  Common stock, $0.10 par value, 300 million shares authorized,
     176,021,490 shares and 174,421,339 shares issued and
     outstanding at December 31, 2000 and 1999, respectively      17.6            17.4
  Additional paid-in capital                                     350.1           328.6
  Retained earnings                                              905.0           791.1
  Accumulated other comprehensive loss                            (1.8)           (2.1)
                                                              --------        --------
     Total shareholders' equity                                1,270.9         1,135.0
                                                              --------        --------
     Total liabilities and shareholders' equity               $2,396.8        $2,264.5
                                                              ========        ========






          See notes to consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                             Year Ended December 31,
                                                        ------------------------------------
                                                         2000           1999           1998
                                                        ------         ------         ------
Cash flows from operating activities:
  Net income                                           $ 113.9         $  89.5        $ 223.3
  Adjustments to reconcile net income to net
    cash flow provided by operating activities:
   Depreciation, depletion, and amortization             107.0            88.8          103.9
   Deferred income taxes                                  29.0            22.4           42.3
   Decrease (increase) in noncurrent receivables          52.1             8.0          (67.7)
   Increase (decrease) in accounts payable                22.7            (5.0)         (16.5)
   Increase (decrease) in accrued liabilities             18.9            (5.2)         (11.5)
   Decrease (increase) in other current assets             5.8             7.5           (9.7)
   Decrease (increase) in costs incurred on turnkey
      drilling contracts in progress                       1.7            (6.3)           5.1
   (Increase) decrease in accounts receivable            (89.3)           61.1          (13.3)
   Other, net                                             18.8            11.1            2.1
                                                        ------          -------        -------
     Net cash flow provided by operating activities      280.6           271.9          258.0

Cash flows from investing activities:
  Capital expenditures                                  (177.8)         (448.1)        (637.7)
  Proceeds from sales of properties and equipment          3.0             6.4            3.7
  Proceeds from maturities of held-to-maturity
    securities                                             0.3               -            2.8
  Purchases of held-to-maturity securities                   -            (0.3)          (1.1)
                                                        ------          -------        -------
     Net cash flow used in investing activities         (174.5)         (442.0)        (632.3)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt               754.2           604.0          621.0
  Reductions of long-term debt                          (804.3)         (409.1)        (270.0)
  Proceeds from exercises of employee stock options       14.0             3.4            4.4
  Debt issue costs                                        (7.2)              -           (2.9)
  Other                                                   (1.8)           (1.8)          (0.2)
                                                        ------          -------        -------
     Net cash flow (used in) provided by
         financing activities                            (45.1)          196.5          352.3
                                                        ------          -------        -------
Increase (decrease) in cash and cash equivalents          61.0            26.4          (22.0)
Cash and cash equivalents at beginning of year            83.3            56.9           78.9
                                                        ------          -------        -------
Cash and cash equivalents at end of year               $ 144.3         $  83.3        $  56.9
                                                        ======          =======        =======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized            $  29.5         $  26.2        $  23.9
  Income taxes paid, net of refunds                    $   6.6         $   9.4        $  25.9


          See notes to consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 ($ in millions)




                                                                                                       Accumulated
                                            Common Stock             Additional                          Other
                                     ---------------------------     Paid-in         Retained         Comprehensive
                                       Shares          Par Value     Capital         Earnings         Income (Loss)          Total
                                     ----------        ---------     ----------      --------         -------------          -----

Balance at December 31, 1997         172,202,785        $ 17.2       $310.1           $478.3                               $  805.6
  Net income                                   -             -            -            223.3                                  223.3
  Exercise of employee
    stock options                        991,018           0.1          4.4                -                                    4.5
  Stock issued under other
   benefit plans                         178,162             -          4.4                -                                    4.4
  Stock canceled                          (3,581)            -         (0.1)               -                                   (0.1)
  Income tax benefit from
   stock option exercises                      -             -          2.7                -                                    2.7
                                     -----------        -------       ------           ------                               --------
Balance at December 31, 1998         173,368,384          17.3        321.5             701.6                               1,040.4
  Net income                                   -             -            -              89.5                                  89.5
  Minimum pension liability                    -             -            -                 -         $(2.3)                   (2.3)
  Unrealized gains on securities               -             -            -                 -           0.2                     0.2
                                                                                                                              -----
  Comprehensive income                         -             -            -                 -             -                    87.4
  Exercise of employee stock options     996,952           0.1          3.4                 -             -                     3.5
  Stock issued under other
   benefit plans                          82,187             -          0.7                 -             -                     0.7
  Stock canceled                         (26,184)            -         (0.3)                -             -                    (0.3)
  Income tax benefit from
   stock option exercises                      -             -          3.3                 -             -                     3.3
                                        --------         -----         -----             -----          ------              --------

Balance at December 31, 1999         174,421,339          17.4        328.6             791.1           (2.1)               1,135.0
  Net income                                   -             -            -             113.9              -                  113.9
  Minimum pension liability                    -             -            -                 -            0.8                    0.8
  Unrealized loss on securities                -             -            -                 -           (0.5)                  (0.5)
                                                                                                                            -------
   Comprehensive income                        -             -            -                 -              -                  114.2
  Exercise of employee stock options   1,608,160           0.2         13.9                 -              -                   14.1
  Stock issued under other
   benefit plans                           4,405             -          0.1                 -              -                    0.1
  Stock canceled                         (12,414)            -         (0.1)                -              -                   (0.1)
  Income tax benefit from
   stock option exercises                      -             -          7.6                 -              -                    7.6
                                     -----------          -----       ------             ------        -------              -------
Balance at December 31, 2000         176,021,490         $17.6       $350.1             $905.0         $(1.8)              $1,270.9
                                     ===========          =====       ======             ======        =======             ========


          See notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Global Marine Inc. and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, the term "Company" refers to Global Marine Inc. and its consolidated subsidiaries.

Cash Equivalents

Cash equivalents consist of all highly liquid debt instruments with remaining maturities of three months or less at the time of purchase.

Properties and Depreciation

RIGS AND DRILLING EQUIPMENT. Capitalized costs of rigs and drilling equipment include all costs incurred in the acquisition of capital assets including allocations of interest costs incurred during periods that assets are under construction or refurbishment. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of property sold or retired and the related accumulated depreciation are removed from the accounts; resulting gains or losses are included in income.

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

The GLOMAR EXPLORER is being depreciated over the time that remained on its 30-year lease as of the date it entered service following its conversion to a drillship, or approximately 28 years, with no salvage value.

Rigs and drilling equipment included $1.0 billion and $246.8 million of assets recorded under capital leases at December 31, 2000 and 1999, respectively. Construction in progress at December 31, 1999, included $628.5 million of assets subject to capital leases. Accumulated amortization of assets under capital leases totaled $36.2 million at December 31, 2000, and $12.1 million at December 31, 1999.

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

Revenue Recognition

The Company's contract drilling business provides fully-crewed rigs to customers on a daily-rate (i.e., "dayrate") basis. Dayrate contracts can be for a specified period of time or the time required to drill a specified well or number of wells. Revenues and expenses from dayrate drilling operations, which are classified under contract drilling services, are recognized on a per-day basis as the work progresses. Lump-sum fees received as compensation for the cost of relocating drilling rigs from one major operating area to another, whether received up-front or upon termination of the drilling contract, are recognized as earned, which is generally over the term of the related drilling contract.

The Company also designs and executes specific offshore drilling or well-completion programs for customers at fixed prices under short-term "turnkey" contracts. Revenues and expenses from turnkey contracts, which are classified under drilling management services, are earned and recognized upon completion of each contract using the completed contract method of accounting.

Foreign Currency Transactions

The United States dollar is the functional currency for all of the Company's operations. Realized and unrealized foreign currency transaction gains and losses are recorded in income.

The Company may be exposed to the risk of foreign currency exchange losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company attempts to lessen the impact of exchange rate changes by requiring customer payments to be primarily in U.S. dollars, by keeping foreign cash balances at minimal levels, and by not speculating in foreign currencies. The Company incurred a net foreign currency transaction loss of $1.3 million in 2000, a net transaction gain of $0.1 million in 1999, and a net transaction loss of $0.6 million in 1998.

Income Taxes

The Company intends to permanently reinvest in its business outside the United States the unremitted earnings of foreign subsidiaries not otherwise subject to U.S. taxation. As a result, the Company has not provided for deferred federal income taxes on such unremitted foreign earnings.

Stock-Based Compensation Plans

The Company accounts for its stock option and stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, would be charged to income over the vesting period. With respect to performance-based stock awards, under which the number of shares issued is dependent on the attainment of certain long-term performance goals, compensation expense is charged to income over the performance (vesting) period but is adjusted for changes in the market price of the stock during the period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates.

NOTE 2 - INVESTMENTS

At December 31, 2000 and 1999, the Company had investments in debt securities that were classified as held-to-maturity and carried at amortized cost. The fair value of such investments at December 31 by major type and by balance sheet classification are presented in the following table:

                                                   2000            1999
                                                   ----            ----
                                                       (In millions)
  Commercial paper                                $101.0           $11.7
  Money market funds                                35.1            57.5
  Eurodollar time deposits                           1.4             0.3
  Repurchase agreements                              0.4             4.4
                                                  ------           ------
                                                  $137.9           $73.9
                                                  ======           ======

  Cash and cash equivalents                       $137.9           $73.6
  Other current assets                                 -             0.3
                                                  ------           ------
                                                  $137.9           $73.9
                                                  ======           ======

The fair value of investments in debt securities approximated their carrying value; therefore, there were no unrealized holding gains or losses as of December 31, 2000 or 1999. All investments in debt securities at December 31, 2000 and 1999, had remaining maturities of three months or less.

In addition, the Company had other investments in debt and equity securities classified as available-for-sale held in connection with certain nonqualified pension plans. These investments, which were included in other assets at December 31, are disclosed in the table which follows:

                                               2000                             1999
                                    ---------------------------    ----------------------------
                                            Unrealized     Fair             Unrealized     Fair
                                    Cost    Gain (Loss)   Value    Cost     Gain (Loss)   Value
                                    ----    ----------    -----    -----    ------------  -----
                                                          (In millions)
  Fixed-income mutual funds        $ 3.8      $(0.1)      $ 3.7    $ 4.3       $(0.1)     $ 4.2
  Equity mutual funds                3.5       (0.2)        3.3      3.5         0.3        3.8
                                   -----      -----       -----    -----       -----      -----
                                   $ 7.3      $(0.3)      $ 7.0    $ 7.8       $ 0.2      $ 8.0
                                   =====      =====       =====    =====       =====      =====


NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31 consisted of the following:

                                                           2000            1999
                                                           ----            ----
                                                               (In millions)
7-1/8% Notes due 2007, net of unamortized discount
    of $0.5 million at December 31, 2000 and 1999         $299.5          $299.5
7% Notes due 2028, net of unamortized discount of
    $3.5 million at December 31, 2000 and $3.7 million
    at December 31, 1999                                   296.5           296.3
Zero Coupon Convertible Debentures due 2020, net of
    unamortized discount of $294.7 million                 305.3               -
Commercial paper                                               -           235.9
Borrowings under bank credit facilities                        -           114.0
                                                          ------          ------
    Total long-term debt, including current maturities     901.3           945.7
Less current maturities                                        -             7.9
                                                          ------          ------
    Long-term debt                                        $901.3          $937.8
                                                          ======          ======

In June 2000 the Company completed a private placement of Zero Coupon Convertible Debentures due June 23, 2020, and received net proceeds of $292.6 million after deduction for legal, accounting, and underwriting fees. The Company used the proceeds of the debentures, plus available cash, to pay off outstanding commercial paper, which had been issued primarily to finance construction of the GLOMAR C.R. LUIGS and GLOMAR JACK RYAN drillships, and for general corporate purposes.

The convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5 percent per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 12.2182 shares of Global Marine Inc. common stock (7,330,920 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price equal to the accreted value through the date of repurchase. The Company may pay the repurchase price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock.

The Company has a $240 million committed, unsecured revolving bank credit facility expiring December 2002 and a commercial paper program under which unsecured debt may be issued at rates generally more favorable than under the bank credit facility. Aggregate availability for borrowings under the bank credit facility and commercial paper program is $240 million. As of December 31, 2000, there were no borrowings under the $240 million facility or the commercial paper program. The weighted average interest rates applicable to borrowings under bank credit facilities and the commercial paper program at December 31, 1999, were 6.983 percent and 6.668 percent, respectively.

No principal payments are required with respect to either the 7-1/8% Notes or the 7% Notes prior to their final maturity date. The Company may redeem the 7-1/8% Notes and the 7% Notes in whole at any time, or in part from time to time, at a price equal to 100 percent of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes.

The indentures relating to the Zero Coupon Convertible Debentures, 7-1/8% Notes, and 7% Notes contain limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions, among other things. The $240 million bank credit facility contains similar limitations, requires the Company to maintain minimum levels of net worth and interest coverage, and limits the Company's maximum debt as a percentage of capitalization.

All of the Company's debt is unsecured and unsubordinated and ranked equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

At December 31, 2000, the Company had under operating leases office space and equipment with remaining terms ranging from approximately one to five years. Some of the leases may be renewed at the Company's option, and some are subject to rent revisions based on the Consumer Price Index or increases in building operating costs. In addition, at December 31, 2000, the Company had under capital lease the GLOMAR EXPLORER drillship through 2026. Total rent expense was $114.4 million for 2000, $69.3 million for 1999, and $213.6 million for 1998. Included in rent expense was the rental of offshore drilling rigs used in the Company's turnkey operations totaling $108.4 million for 2000, $63.0 million for 1999, and $207.1 million for 1998.

Future minimum rental payments with respect to the Company's lease obligations as of December 31, 2000, were as follows:

                                                       Capital         Operating
                                                        Lease            Leases
                                                       -------         ---------
                                                             (In millions)
   Year ended December 31:
     2001                                               $  1.8            $ 3.9
     2002                                                  1.8              3.2
     2003                                                  1.8              3.1
     2004                                                  1.8              3.0
     2005                                                  1.8              2.3
     Later years                                          37.0                -
                                                        ------            -----
   Total future minimum rental payments                   46.0            $15.5
                                                                          =====
   Less amount representing imputed interest             (26.9)
                                                        ------
   Present value of future minimum rental
      payments under capital lease                        19.1
   Less current portion included in accrued liabilities   (1.8)
                                                        ------
   Long-term capital lease obligation                    $17.3
                                                        ======

In 1998 the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the GLOMAR C.R. LUIGS and the GLOMAR JACK RYAN, originally scheduled for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively. Pursuant to two 20-year, capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the "Lessors"), which now own the drillships and have agreed to lease them to the Company. The Company has deposited with three large foreign banks (the "Payment Banks") amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $62 million. In exchange for the deposits, the Payment Banks have assumed liability for making rental payments required under the leases, and have legally released the Company as the primary obligor of such rental payments. Accordingly, the Company has recorded no capital lease obligations on its balance sheet with respect to the two drillships.

The Company acted as the Lessors' construction supervisor and has paid on behalf of the Lessors, or provided for the Lessors' payment of, all amounts it believes were required under the terms of the contracts, including payments for all approved change orders.

In October 1999 the Company received a claim from the Shipbuilder alleging breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment, and design change orders. In its claim, the Shipbuilder also requested additional compensation for increases in the drillships' steel weight. The amount of the Shipbuilder's claim in excess of the contract price totals GBP 133 million ($192 million). With the exception of a small portion of the steel-weight claim, the Company believes that the claim is totally without merit. The contracts provide that such claims are to be resolved through arbitration in London.

Because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships in a timely manner, in November 1999 the Company agreed to provide additional funding to the Shipbuilder for completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement").

Under the terms of the Funding Agreement, the Company released two cash collateralized letters of credit, giving the Shipbuilder access to $40 million of its own funds. In addition, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, GBP 57 million above the drillships' $315 million contract price. The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reached GBP 65 million. As of December 31, 2000, the Company had advanced GBP 63.9 million ($103.1 million) under the Funding Agreement, including GBP 6.9 million ($10.5 million) in connection with its share of cost overruns. The Funding Agreement provided that if the maximum advances of GBP 65 million were made by the Company, the Shipbuilder's parent, Fred. Olsen Energy ASA, would provide all additional funds necessary to keep the Shipbuilder solvent and working in an expeditious and diligent manner and to enable it to deliver the two completed drillships. In addition, the Shipbuilder's parent agreed to pay, under certain circumstances, up to GBP 3 million ($4.3 million) of the Shipbuilder's warranty on the two drillships. The GLOMAR C.R. LUIGS and the GLOMAR JACK RYAN began operating under contract in April and December 2000, respectively.

The Funding Agreement did not settle any portion of the Shipbuilder's claim of GBP 133 million ($192 million). The agreement provides that the Shipbuilder will repay to the Company amounts advanced under the Funding Agreement to the extent the amount of the advanced funds exceeds any arbitration award in favor of the Shipbuilder and that the Company will pay the Shipbuilder to the extent any arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

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

In September 2000 the Shipbuilder requested that the arbitration panel consider whether the Company had an obligation to pay the final delivery installment upon completion of the vessel even if the Shipbuilder was in default of its obligation to deliver the vessel, as the Company contends. The arbitration panel determined that the contract did so obligate the Company to make the final delivery installment and issued a preliminary award requiring the payment to the Shipbuilder of $31.8 million of the $35.8 million contractual delivery installment. The Company appealed that decision to the Commercial Court in London and was required to deposit the $31.8 million in the Registry of the Court. In November 2000 the Commercial Court overturned the decision of the arbitration panel and ordered the release of the deposit from the Commercial Court. The Shipbuilder has now appealed that decision to the Court of Appeals, which is scheduled to hear arguments in late March 2001. If this issue is ultimately decided against the interest of the Company, or if it is determined that the Shipbuilder was not in default of its obligation to deliver the vessel, then the delivery installment will have to be paid. The net effect in that case will be that the Company will have provided for the payment of the full contract price of $315 million plus the cost of certain agreed change orders and related expenses. This price excludes amounts totaling $103.1 million that the Company has advanced under the Funding Agreement. The Company's liability for the previously disclosed claims and the Company advances under the Funding Agreement will be determined in the arbitration proceedings that are currently underway in London.

In December 2000 the Company settled its dispute with a subsidiary of Transocean Sedco Forex ("Transocean") with respect to a bareboat charter agreement for the drilling rig, GLOMAR GRAND BANKS. The Company had assumed rights to the bareboat charter at the time it acquired ownership of the rig in 1997. At issue were (i) the date of termination of the charter, (ii) the condition of the rig upon its return to the Company, and (iii) the charterer's liability to pay additional dayrate. Under the terms of the settlement, Transocean paid the Company $67.5 million in cash in December 2000 and waived its claim against the Company in the amount of $2.0 million. The Company applied $63.0 million of the proceeds to reduce noncurrent accounts receivable with the remainder recorded as a reduction of the Company's cost basis in the rig.

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


NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of the accumulated other comprehensive loss were as follows:

                                                                        Accumulated Other
                              Unrealized Gain    Minimum Pension         Comprehensive
                           (Loss) on Securities  Liability Adjustment         Loss
                           --------------------  --------------------   -----------------
                                                  (In millions)
Balance at December 31, 1998      $   -               $    -                $    -
Net change for the year             0.2                 (2.3)                 (2.1)
                                  -----               ------                ------
Balance at December 31, 1999        0.2                 (2.3)                 (2.1)
Net change for the year            (0.5)                 0.8                   0.3
                                  -----               ------                ------
Balance at December 31, 2000      $(0.3)               $(1.5)               $ (1.8)
                                  =====               ======                ======

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

The Company had cash deposits concentrated primarily in five major banks at December 31, 2000 and 1999. In addition, the Company had commercial paper, money-market funds, repurchase agreements, and Eurodollar time deposits with a variety of financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

Fair Values of Financial Instruments

The estimated fair value of the Company's $901.3 million carrying value of long-term debt approximated $886.6 million at December 31, 2000. At December 31, 1999, the estimated fair value of the Company's $945.7 million carrying value of long-term debt was $896.3 million. Fair values were estimated based on prices of similar securities with comparable maturities and credit risks. The fair values of the Company's cash equivalents, marketable securities, trade receivables, and trade payables approximated their carrying values due to the short-term nature of these instruments (see Note 2).


NOTE 7 - STOCK-BASED COMPENSATION PLANS

The Company has stock-based compensation plans under which it may grant shares of the Company's common stock or options to purchase a fixed number of shares of such stock. Under one such plan for outside directors, one half of each stock option grant becomes exercisable one year after the grant date with the remainder exercisable after two years. Under all other plans, stock options become exercisable in increments of 25 percent each year beginning one year after the grant date. Stock options expire ten years after the grant date and become exercisable in full if more than 50 percent of the Company's outstanding common stock is acquired by a person or a single group of persons. At December 31, 2000, there were 8,127,819 shares available for future grants under such plans.

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

Estimates of fair values of stock options and performance-based stock awards on the grant dates in the disclosures which follow were computed using the Black-Scholes option-pricing model based on the following assumptions:

                                        2000          1999           1998
                                        ----          ----           ----

Expected price volatility range      53% to 56%    54% to 67%     49% to 53%
Risk-free interest rate range       5.9% to 6.7%  5.0% to 5.9%   4.4% to 5.7%
Expected dividends                      none          none           none
Expected life of stock options        5 years       5 years        5 years
Expected life of performance-based
   stock awards                       3 years       3 years        3 years

Stock Options

A summary of the status of stock options granted is presented below:

                                               Number
                                             Of Shares     Weighted Average
                                            Under Option   Exercise Price
Shares under option at December 31, 1997     6,429,807           $8.01
   Granted                                   2,083,400          $23.27
   Exercised                                  (991,018)          $4.56
   Canceled                                   (139,100)         $19.96
                                            ----------

Shares under option at December 31, 1998     7,383,089          $12.55
   Granted                                   3,242,250           $9.65
   Exercised                                  (996,952)          $3.60
   Canceled                                   (164,926)         $18.15
                                            ----------

Shares under option at December 31, 1999     9,463,461          $12.40
   Granted                                   2,752,200          $22.02
   Exercised                                (1,608,160)          $8.84
   Canceled                                   (208,650)         $19.52
                                            ----------
Shares under option at December 31, 2000    10,398,851          $15.36
                                            ==========

Options exercisable at December 31,
   1998                                      3,972,889           $5.28
   1999                                      3,977,054           $9.05
   2000                                      4,025,764          $11.94

All stock options granted in 1998 through 2000 had exercise prices equal to the market price of the Company's common stock on the date of grant. The weighted average per-share fair value of options as of the grant date was $11.73 in 2000, $5.52 in 1999, and $11.54 in 1998.

The following table summarizes information with respect to stock options outstanding at December 31, 2000:

                               Options Outstanding                       Options Exercisable
                    --------------------------------------------     ------------------------------
                                      Weighted
    Range of            Number        Average           Weighted         Number          Weighted
    Exercise          Outstanding     Remaining         Average         Exercisable      Average
     Prices           at 12/31/00  Contractual Life  Exercise Price    at 12/31/00     Exercise Price
   ----------         -----------  ----------------  --------------    ------------    --------------
$1.6875 to $3.8125       993,809       2.7 years          $2.99            993,809        $2.99
$4.125 to $7.6875      2,959,033       6.9 years          $6.89          1,017,346        $5.37
$9.3125 to $13.00        727,798       6.0 years         $10.51            580,848        $9.97
$14.5625 to $20.75     3,267,688       8.4 years         $19.26            566,663       $19.76
$24.9375 to $34.1875   2,450,523       7.8 years         $26.83            867,098       $26.13
                      ----------                                         ---------
                      10,398,851       7.1 years         $15.36          4,025,764       $11.94
                      ==========                                         =========

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

                                                         2000      1999       1998
                                                         ----      ----       ----
   Number of contingent shares at beginning of year     496,884   446,356    428,668
     Granted                                            215,000   225,000    315,000
     Issued                                                   -   (82,187)  (178,162)
     Canceled                                          (280,496)  (92,285)  (119,150)
                                                        -------   -------    -------
   Number of contingent shares at end of year           431,388   496,884    446,356
                                                        =======   =======    =======

   Shares vested at December 31                               -         -     97,479
   Fair value at grant date                              $19.32    $10.54     $24.94

PRO FORMA DISCLOSURES

As discussed in Note 1 under "Stock-Based Compensation Plans," the Company accounts for its stock-based compensation plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for any of the Company's outstanding stock options, all of which have exercise prices equal to the market price of the stock on the date of grant. The amount of compensation cost included in income for the Company's performance-based stock awards was $3.4 million in 2000, $1.0 million in 1999, and a credit of $1.2 million in 1998. Had compensation cost for the Company's stock-based compensation plans been determined based on fair values as of the dates of grant, the Company's net income and earnings per share would have been reported as follows:

                                                       2000           1999           1998
                                                       ----           ----           ----
                                                        (In millions, except per share amounts)
   Net income:                 As reported           $113.9          $89.5          $223.3
                               Pro forma             $101.5          $79.6          $215.0

   Basic earnings per share:   As reported            $0.65           $0.51         $ 1.29
                               Pro forma              $0.58           $0.46         $ 1.24

   Diluted earnings per share: As reported            $0.64           $0.51         $ 1.27
                               Pro forma              $0.57           $0.45         $ 1.22

The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.


NOTE 8 - RETIREMENT PLANS

Pensions

The Company has defined benefit pension plans covering all of its U.S. employees and a portion of its non-U.S. employees. For the most part, benefits are based on the employee's length of service and average earnings for the five highest consecutive calendar years of compensation during the last fifteen years of service. Substantially all benefits are paid from funds previously provided to trustees. The Company is the sole contributor to the plans, and its funding objective is to fund participants' benefits under the plans as they accrue, taking into consideration future salary increases. The components of net periodic pension benefit cost were as follows:

                                                        2000         1999       1998
                                                        ----         ----       ----
                                                                (In millions)
  Service cost - benefits earned during the period     $ 4.5        $ 4.7      $ 4.4
  Interest cost on projected benefit obligation          7.5          6.9        6.5
  Expected return on plan assets                        (8.9)        (7.4)      (6.7)
  Recognized actuarial loss                              0.8          1.8        1.5
                                                       -----        -----      -----
   Net periodic pension benefit cost                   $ 3.9        $ 6.0      $ 5.7
                                                       =====        =====      =====

The following table shows the changes in the projected benefit obligation and assets for all plans for the year ended December 31 and a reconciliation of the plans' funded status at year end.

                                                           2000        1999
                                                           ----        ----
                                                            (In millions)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year       $102.3      $107.0
  Service cost                                               4.5         4.7
  Interest cost                                              7.5         6.9
  Actuarial gain                                            (0.1)      (13.1)
  Benefits paid                                             (4.7)       (3.2)
                                                          ------      ------
     Projected benefit obligation at end of year           109.5       102.3
                                                          ------      ------

Change in plan assets:
  Fair value of plan assets at beginning of year            97.1        81.0
  Actual return on plan assets                              (6.4)       14.4
  Employer contributions                                     5.9         4.9
  Benefits paid                                             (4.7)       (3.2)
                                                          ------      ------
   Fair value of plan assets at end of year                 91.9        97.1
                                                          ------      ------

Reconciliation of funded status:
  Funded status at end of year                             (17.6)       (5.2)
  Unrecognized net loss                                     17.5         2.7
                                                          ------      ------
   Net amount recognized                                 $  (0.1)    $  (2.5)
                                                          ======      ======

Amounts recognized in the balance sheet consist of:
  Prepaid benefit cost                                   $   8.4     $   5.9
  Accrued benefit liability                                (10.8)      (10.7)
  Accumulated other comprehensive loss                       2.3         2.3
                                                          ------      ------
   Net amount recognized                                 $  (0.1)    $  (2.5)
                                                          ======      ======

The following table provides information related to those plans that were underfunded as of December 31. In the table, the projected benefit obligation ("PBO") is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of future salary increases. The accumulated benefit obligation ("ABO") is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

                                                    2000           1999
                                                  -------        -------
                                                       (In millions)
  Projected benefit obligation                    $  11.5        $  12.9
  Accumulated benefit obligation                  $  10.5        $  10.6
  Fair value of plan assets                       $     -        $     -

The Company has established grantor trusts to provide funding for benefits payable under certain nonqualified plans. Assets in the trusts, which are irrevocable and can only be used to pay such benefits, with certain exceptions, are excluded from plan assets in the preceding tables in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The fair market value of such assets was $7.0 million at December 31, 2000, and $8.0 million at December 31, 1999. (See Note 2.)

The expected long-term rate of return on plan assets used to compute pension cost was 9.0 percent for 2000, 1999, and 1998. The assumed rate of increase in future compensation levels was 6.0 percent for 2000 and 1999, and 5.6 percent for 1998. The discount rate used to compute the projected benefit obligation was 7.5 percent for 2000 and 1999, and 6.75 percent for 1998.

The Company has a defined contribution savings plan in which substantially all of the Company's U.S. employees are eligible to participate. Company contributions to the savings plan are based on the amount of employee contributions. Effective July 1, 1998, the Company increased its matching contribution to 100 percent of each participant's first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $3.9 million for 2000, $3.6 million for 1999, and $2.2 million for 1998.

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


NOTE 9 - RESTRUCTURE COSTS

In the first quarter of 2000, the Company implemented a restructuring designed to streamline its organization and improve efficiency. The restructuring involved a workforce reduction of approximately 89 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected were primarily corporate support in nature and included materials control, engineering, accounting, and information technology, among others. Approximately 80 percent of the affected positions were located in Houston, and the remaining 20 percent were located in Europe. The Company recorded a $5.2 million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures. Cash payments for severance are being paid over various periods generally ranging from six weeks to twelve months from the date of termination, based on salary and length of service. Cash payments in 2000 under the restructuring totaled $3.2 million, consisting of $3.0 million for employee severance and $0.2 million for facility closures.

NOTE 10 - INCOME TAXES

Income before income taxes was comprised of the following:

                                                     2000         1999           1998
                                                     ----         ----           ----
                                                             (In millions)

United States                                       $103.4       $ 38.1         $ 61.9
Foreign                                               51.9         77.2          222.2
                                                    ------       ------         ------
  Income before income taxes                        $155.3       $115.3         $284.1
                                                    ======       ======         ======

The provision for income taxes consisted of the following:

                                                     2000         1999           1998
                                                     ----         ----           ----
                                                             (In millions)
Current - Foreign                                   $ 11.2       $  8.0          $15.8
        - U.S. federal                                 1.2         (4.6)           2.2
        - State                                          -            -            0.5
                                                    ------       ------         ------
                                                      12.4          3.4           18.5

Deferred - U.S. federal                               31.2         22.4           42.3
         - Foreign                                    (2.2)           -              -
                                                    ------       ------         ------
                                                      29.0         22.4           42.3
                                                    ------       ------         ------
    Provision for income taxes                      $ 41.4       $ 25.8         $ 60.8
                                                    ======       ======         ======

A reconciliation of the differences between taxes on income before extraordinary item computed at the United States federal statutory rate of 35 percent and the Company's reported provision for income taxes follows:

                                                         2000            1999              1998
                                                         ----            ----              ----
                                                                   ($ in millions)

Income tax provision at statutory rate                 $ 54.4          $ 40.4             $ 99.4
Taxes on foreign earnings at less than the U.S. rate     (9.7)          (18.6)             (38.2)
Permanent differences                                    (0.1)           (1.3)               0.6
Other, net                                               (3.2)            5.3               (1.0)
                                                       ------          ------             ------
    Provision for income taxes                         $ 41.4          $ 25.8             $ 60.8
                                                       ======          ======             ======

    Effective tax rate                                    27%             22%                21%
                                                       ======          ======             ======

The Company intends to permanently reinvest in its business outside the United States the unremitted earnings of foreign subsidiaries not otherwise subject to U.S. taxation. As a result, the Company has not provided for deferred U.S. federal income taxes on $263.5 million of cumulative unremitted foreign earnings at December 31, 2000. It is not practicable to estimate the amount of deferred income tax expense associated with these unremitted earnings.

Deferred tax assets and liabilities are recorded in recognition of the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                                2000       1999
                                                                ----       ----
                                                                 (In millions)
Deferred tax assets:
  Net operating loss carryforwards                             $206.8     $208.4
  Tax credit carryforwards                                       15.5       14.6
  Accrued expenses not currently deductible                      10.6        8.7
  Other                                                          12.5       10.9
                                                               ------     ------
                                                                245.4      242.6
  Less:  Valuation allowance                                    (40.7)     (36.6)
                                                               ------     ------
    Deferred tax assets, net of valuation allowance             204.7      206.0

Deferred tax liabilities:
  Depreciation and depletion for tax in excess of book expense  127.3      106.8
  Tax benefit transfers                                           7.3        8.5
                                                               ------     ------
    Total deferred tax liabilities                              134.6      115.3
                                                               ------     ------
    Net future income tax benefit recognized in consolidated
      balance sheet                                           $  70.1     $ 90.7
                                                               ======     ======


The Company has established a valuation allowance primarily due to the uncertainty of realizing certain net operating loss ("NOL") and other carryforwards. The net increase in the valuation allowance from 1999 to 2000 was primarily due to an increase in non-expiring NOL carryforwards in Trinidad and Tobago, offset somewhat by a partial release of United Kingdom valuation allowance and the expiration of U.S. tax credits carried forward.

At December 31, 2000, the Company had $498.8 million of U.S. NOL carryforwards and $15.5 million of non-expiring alternative minimum tax credit carryforwards, which can be used to reduce the Company's U.S. federal income taxes payable in future years. The U.S. NOL carryforwards expire as follows:

                                              (In millions)
  Year ended December 31:
           2005                                   $320.6
           2006                                     82.8
           2007                                     19.6
           2008                                     34.1
           2009                                     18.8
           2019                                     22.9
                                                  ------
                                                  $498.8
                                                  ======

In addition, at December 31, 2000, the Company had $86.6 million and $17.8 million of non-expiring NOL carryforwards in the United Kingdom and Trinidad and Tobago, respectively.

The Company's ability to realize the benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company could be required to record an additional valuation allowance against the future tax benefit of its NOL carryforwards if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates.

The Company's U.S. NOL carryforwards are subject to review and potential disallowance by the Internal Revenue Service ("IRS") upon audit of the Company's federal income tax returns. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, may impair the future availability of the NOL carryforwards if there is a change in ownership of more than 50 percent of the Company's common stock. This limitation, if it applied, would limit the utilization of the NOL in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed monthly by the IRS and the fair market value of all the Company's stock at the time of the ownership change. The Company believes that it has not undergone a greater-than-50-percent ownership change and that its carryforwards are currently available for utilization without limitation.


NOTE 11 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                                2000             1999         1998
                                                ----             ----         ----
                                            ($ in millions, except per share amounts)

Net income (numerator):                        $113.9         $ 89.5         $223.3
                                               ======         ======         ======

Shares (denominator):
    Shares - Basic                        175,339,730    173,991,869    173,040,584
    Effect of employee stock options        4,003,353      2,782,710      2,744,611
                                          -----------    -----------    -----------
    Shares - Diluted                      179,343,083    176,774,579    175,785,195
                                          ===========    ===========    ===========

Earnings per share:
    Basic                                      $ 0.65         $ 0.51         $ 1.29
    Diluted                                    $ 0.64         $ 0.51         $ 1.27


The computation of diluted earnings per share excludes outstanding stock options with exercise prices greater than the average market price of the Company's common stock for the year, because the inclusion of such options would be antidilutive. The number of antidilutive options that were excluded from diluted earnings per share and could potentially dilute basic earnings per share in the future were 918,257 shares in 2000, 3,413,487 shares in 1999, and 2,766,227 shares in 1998. In addition, diluted earnings per share for 2000 excludes 7,330,920 potentially dilutive shares issuable upon conversion of the Company's Zero Coupon Convertible Debentures because the inclusion of such shares would be antidilutive given the level of net income for 2000.

As discussed in Note 3, holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015. The Company may pay the repurchase price with either cash or shares of the Company's common stock or a combination thereof. The Company does not anticipate using common stock to satisfy any such future purchase obligation.


Note 12 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three lines of business, each organized along the basis of services and products and each with a separate management team. The Company's three lines of business are reported as separate operating segments and consist of contract drilling, drilling management services, and oil and gas. The Company's contract drilling business provides fully-manned, mobile offshore drilling rigs to oil and gas operators on a daily-rate basis and is also referred to as dayrate drilling. The drilling management services business, also referred to as turnkey drilling, designs, develops, and executes specific offshore drilling programs and delivers a logged or loggable hole to an agreed depth for a guaranteed price. The Company's oil and gas business participates in exploration and production activities.

The Company evaluates and measures segment performance on the basis of operating income. Segment operating income is inclusive of intersegment revenues. Such revenues, which have been eliminated from the consolidated totals, are recorded at transfer prices which are intended to approximate the prices charged to external customers. Segment operating income consists of revenues less the related operating costs and expenses and excludes interest expense, interest income, and corporate expenses. Segment assets consist of all current and long-lived assets, exclusive of affiliate receivables and investments.

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                       Drilling
                         Contract      Management                                  Eliminations
                         Drilling       Services       Oil and Gas    Corporate     and Other   Consolidated
                         --------      ----------      -----------    ---------    ------------ ------------
                                                           (In millions)
Revenues from
  external customers
   2000                   $584.1        $435.6           $ 20.1                                    $1,039.8
   1999                    507.7         275.0              8.3                                       791.0
   1998                    742.4         416.0              3.8                                     1,162.2

Intersegment revenues
   2000                      5.1          10.0                -                       $(15.1)             -
   1999                     10.0           7.2                -                        (17.2)             -
   1998                     11.3           5.5                -                        (16.8)             -

Total revenues
   2000                    589.2         445.6             20.1                        (15.1)       1,039.8
   1999                    517.7         282.2              8.3                        (17.2)         791.0
   1998                    753.7         421.5              3.8                        (16.8)       1,162.2

Operating Income
   2000                    184.5          21.6             12.2         $(24.6)         (5.2)(1)      188.5
   1999                    153.5          13.3              2.0          (25.5)            -          143.3
   1998                    361.7         (30.7)             0.3          (20.8)            -          310.5

Depreciation, depletion,
   and amortization
   2000                    100.3           0.2              4.5            2.0             -          107.0
   1999                     83.1           0.2              3.6            1.9             -           88.8
   1998                    100.3           0.3              1.6            1.7             -          103.9

 Capital expenditures
   2000                    175.9           0.2              0.3            1.4             -          177.8
   1999                    442.5           0.1              4.1            1.4             -          448.1
   1998                    627.9           0.1              7.8            1.9             -          637.7

Segment assets
   2000                  2,105.9          59.9             14.8          216.2             -        2,396.8
   1999                  2,014.0          41.7             15.1          193.7             -        2,264.5
_____________

(1)   Restructure costs are discussed in Note 9.


No single customer accounted for more than ten percent of consolidated revenues for 2000, 1999, or 1998.

Revenues and assets by geographic area in the tables which follow were attributed to countries based on the physical location of the assets. The mobilization of rigs among geographic areas has affected area revenues and long-lived assets over the periods presented.

Revenues from external customers by geographic areas were as follows:

                                                      2000          1999         1998
                                                   -------       -------      -------
                                                               (In millions)

   United Kingdom                                  $  107.5      $  148.6     $  182.7
   Nigeria                                             42.6          57.0         38.1
   Trinidad and Tobago                                 28.1          15.0         28.0
   Other foreign countries                            130.7         153.9        294.6
                                                   --------      --------     --------
     Total foreign revenues                           308.9         374.5        543.4
   United States                                      730.9         416.5        618.8
                                                   --------      --------     --------
     Total revenues                                $1,039.8      $  791.0     $1,162.2
                                                   ========      ========     ========

Long-lived assets by geographic areas, based on their location at December 31, were as follows:

                                                        2000           1999
                                                        ----           ----
                                                           (In millions)

  Trinidad and Tobago                                $  415.6      $    15.8
  United Kingdom                                        176.6          195.4
  Nigeria                                                19.1          244.4
  Other foreign countries                               291.9          318.6
                                                      -------        -------
     Total foreign long-lived assets                    903.2          774.2
  United States                                       1,036.9          462.2
                                                      -------        -------
     Total productive assets                          1,940.1        1,236.4
  Construction in progress - United Kingdom                 -          632.2
                                                      -------        -------
     Total long-lived assets                         $1,940.1       $1,868.6
                                                      =======        =======

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(In millions, except per share data)

                                       2000                                       1999
                      --------------------------------------     -----------------------------------------
                      Fourth    Third     Second     First       Fourth     Third      Second      First
                      Quarter   Quarter   Quarter    Quarter     Quarter    Quarter    Quarter     Quarter
                      -------   -------   -------    -------     -------    -------    -------     -------
Revenues               $332.4    $272.0    $231.3     $204.1      $198.7     $168.6     $195.7      $228.0

Operating income         61.9      54.6      49.2       22.8        18.5       25.1       44.9        54.8

Net income               40.9      32.3      28.1       12.6        10.7       13.8       28.2        36.8

Earnings per common
share:
   Basic                 0.23      0.18      0.16       0.07         0.06      0.08       0.16        0.21
   Diluted               0.23      0.18      0.16       0.07         0.06      0.08       0.16        0.21

Price ranges of
   common stock:
   High                31-3/4        34     29-7/8   26-5/16      17-7/16     19-1/2    16-1/8      12-1/2
   Low                 21-15/16      25     20-7/8   15-5/16      14-3/8      15        10-1/2      7-9/16


The Company did not declare any dividends on its common stock in either 2000 or 1999.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

Our audits of the consolidated financial statements referred to in our report dated February 16, 2001, appearing in the 2000 Annual Report on Form 10-K of Global Marine Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP


Houston, Texas
February 16, 2001

               GLOBAL MARINE INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (In millions)


                                                      Additions
                                               ------------------------
                               Balance at      Charged to    Charged to                   Balance
                               Beginning       Costs and       Other                       at End
     Description                 of Year       Expenses       Accounts     Deductions      of Year
     -----------               ----------      ----------    ----------    ----------     ---------
Year ended December 31, 2000:
  Allowance for doubtful
     accounts receivable         $   6.6        $  0.6         $   -         $  2.5        $   4.7
  Deferred tax asset valuation
     allowance                      36.6           9.0             -            4.9           40.7

Year ended December 31, 1999:
  Allowance for doubtful
     accounts receivable (1)      $ 13.7        $  1.8         $   -         $  8.9        $   6.6
  Deferred tax asset valuation
     allowance                      48.7             -             -           12.1           36.6

Year ended December 31, 1998:
  Allowance for doubtful
     accounts receivable (1)      $  2.8        $ 12.2         $   -         $  1.3        $  13.7
  Deferred tax asset valuation
     allowance                      32.9          15.8             -              -           48.7


_____________
(1)At December 31, 1999, $4.1 million of the allowance for doubtful accounts was classified as current, and $2.5 million was classified as long-term.  At December 31, 1998, $4.2 million was classified as current, and $9.5 million was classified as long-term.

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

                             PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

                                                               Page
(a) Financial Statements, Schedules and Exhibits

   (1)   Financial Statements
           Report of Independent Accountants                    26
           Consolidated Statement of Income                     27
           Consolidated Balance Sheet                           28
           Consolidated Statement of Cash Flows                 30
           Consolidated Statement of Shareholders' Equity       31
           Notes to Consolidated Financial Statements           32
   (2)   Financial Statement Schedule
           Report of Independent Accountants                    53
           Schedule II - Valuation and Qualifying Accounts      54

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

3(ii).1 By-laws of the Company as amended through February 23, 1999.
        (Incorporated herein by this reference to Exhibit 3(ii).2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

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

    4.7 First Supplemental Indenture between Global Marine Inc. and Wilmington Trust Company, as Trustee, dated as of June 23, 2000, to Indenture dated September 1, 1997. (Incorporated herein by this reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

    4.8 Registration Rights Agreement between Global Marine Inc. and Credit Suisse First Boston dated June 23, 2000.
        (Incorporated herein by this reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

    4.9 Form of Zero Coupon Convertible Debentures Due June 23, 2020. (Incorporated herein by this reference to Exhibit 4.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

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

  10.4 Letter Agreement dated as of June 4, 1999, between Global Marine Inc. and Societe Generale. (Incorporated herein by this reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

  10.5 Loan Agreement dated as of June 4, 1999, between Global Marine Inc. and Altair Funding Corporation. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

  10.6 Commercial Paper Dealer Agreement 4(2) Program between Global Marine Inc., as Issuer, and Merrill Lynch Money Markets Inc., as Dealer, dated as of July 27, 1999. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

  10.7 Commercial Paper Dealer Agreement 4(2) Program between Global Marine Inc., as Issuer, and Goldman, Sachs & Co., as Dealer, dated as of July 27, 1999. (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

  10.8 Bareboat Charter Agreement, dated July 2, 1996, between the United States of America and Global Marine Capital
        Investments Inc. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated August 1, 1996.)

  10.9 Shipbuilding Contract dated 27 February 1998 relating to Hull No. 1739 between Harland and Wolff Shipbuilding and Heavy Industries Limited and Global Marine International Services Corporation. (Incorporated herein by this reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

 10.10  Novation Agreement dated 9th December 1998 by and among
        Harland and Wolff Shipbuilding and Heavy Industries Limited, Global Marine International Drilling

        Corporation, Global Marine Leasing Corporation and Global Marine Inc. relating to Shipbuilding Contract dated 27 February 1998 for construction of deepwater drillship Hull No. 1739. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

  10.11 Novation Agreement dated 9th December 1998 by and among Harland and Wolff Shipbuilding and Heavy Industries Limited, Nelstar Leasing Company Limited, Global Marine International Drilling Corporation and Global Marine Leasing Corporation relating to Shipbuilding Contract dated 27 February 1998 for the construction of deepwater drillship Hull No. 1739. (Incorporated herein by this reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

  10.12 Head Lease Agreement dated 8th December 1998 by and between Nelstar Leasing Company Limited, as lessor, and Global Marine Leasing Corporation, as lessee, relating to a Glomar Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1739 (t.b.n. "GLOMAR C.R. LUIGS"). (Incorporated herein by this reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

  10.13 Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as guarantor, and Nelstar Leasing Company Limited, as lessor. (Incorporated herein by this reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

  10.14 Shipbuilding Contract dated 28 March 1998 relating to Hull No. 1740 between Harland and Wolff Shipbuilding and Heavy Industries Limited and Global Marine International Services Corporation. (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

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

  10.16 Head Lease Agreement dated 8th December 1998 by and between BMBF (No. 12) Limited, as lessor, and Global Marine International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740. (Incorporated herein by this reference to Exhibit
        10.14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

  10.17 Deed of Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as Guarantor, and BMBF (No.
        12) Limited, as Lessor. (Incorporated herein by this reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

 10.18 Amendment to Shipbuilding Contract, dated 19 November 1999, between Global Marine International Drilling Corporation for and on behalf of Nelstar Leasing Company Limited, and Harland and Wolff Shipbuilding and Heavy Industries Limited. (Incorporated herein by this reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated November 23, 1999.)

 10.19 Amendment to Shipbuilding Contract, dated 19 November 1999, between Global Marine International Drilling Corporation for and on behalf of BMBF (NO.12) Limited, and Harland and Wolff Shipbuilding and Heavy Industries Limited. (Incorporated herein by this reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K dated November 23, 1999.)

 10.20 Agreement, dated 19 November 1999, between Fred. Olsen Energy ASA, Global Marine International Drilling Corporation for and on behalf of Nelstar Leasing Company Limited, and Global Marine International Drilling Corporation acting on its own behalf. (Incorporated herein by this reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K dated November 23, 1999.)

 10.21 Agreement, dated 19 November 1999, between Fred. Olsen Energy ASA, Global Marine International Drilling Corporation for and on behalf of BMBF (NO.12) Limited, and Global Marine International Drilling Corporation acting on its own behalf. (Incorporated herein by this reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K dated November 23, 1999.)

 10.22 Guarantee, dated 19 November 1999, by Global Marine Inc. in favor of Harland and Wolff Shipbuilding and Heavy Industries Limited, with respect to obligations of the owner of the Glomar C.R. Luigs. (Incorporated herein by this reference to Exhibit 99.5 of the Registrant's Current Report on Form 8-K dated November 23, 1999.)

 10.23 Guarantee, dated 19 November 1999, by Global Marine Inc. in favor of Harland and Wolff Shipbuilding and Heavy Industries Limited, with respect to obligations of the owner of the Glomar Jack Ryan. (Incorporated herein by this reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K dated November 23, 1999.)

*10.24 Amended and Restated Employment Agreement dated as of December 16, 1999, among the Company, Global Marine Corporate Services Inc., and Robert E. Rose. (Incorporated herein by this reference to Exhibit 10.28 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)

*10.25  Letter Employment Agreement dated May 6, 1999, among the
        Company, Global Marine Corporate Services Inc., and C.
        Russell Luigs. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

*10.26 Form of Severance Agreement dated December 15, 1999, between the Company and six executive officers, respectively.
        (Incorporated herein by this reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)

*10.27  Global Marine Inc. 1989 Stock Option and Incentive Plan.
        (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

*10.28 First Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.)

*10.29 Second Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

*10.30 Third Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

*10.31 Fourth Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

*10.32 Fifth Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

*10.33 Sixth Amendment to Global Marine Inc. 1989 Stock Option and Incentive Plan. (Incorporated herein by this reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

*10.34  Global Marine 1998 Stock Option and Incentive Plan.
        (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

*10.35  First Amendment to Global Marine 1998 Stock Option and
        Incentive Plan. (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form
        10-Q for the quarter ended June 30, 2000.)

*10.36 Form of Performance Stock Memorandum dated March 12, 1999, regarding conditional opportunity to acquire Company stock granted to eight executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

*10.37 Form of Performance Stock Memorandum dated February 22, 2000, regarding conditional opportunity to acquire Company stock granted to seven executive officers, respectively. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

*10.38 Form of Performance Stock Memorandum dated February 27, 2001, regarding conditional opportunity to acquire Company stock granted to seven executive officers, respectively.

*10.39 Form of Notice of Grant of Stock Options (Non-Qualified Stock Options). (Incorporated herein by this reference to
        Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

*10.40  Form of Notice of Grant of Stock Options (Incentive Stock
        Options). (Incorporated herein by this reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

*10.41 Executive Life Insurance Plan. (Incorporated herein by this reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

*10.42 Global Marine Inc. Executive Supplemental Retirement Plan of 1990 (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990), as amended by First Amendment thereto (Incorporated herein by this reference to Exhibit
        10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10.43  Second Amendment to Global Marine Executive Supplemental
        Retirement Plan of 1990. (Incorporated herein by this reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

*10.44 Global Marine Executive Deferred Compensation Trust as established effective January 1, 1995 (Incorporated herein by this reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995), as amended by First Amendment thereto (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10.45 Second Amendment and Appointment of Successor Trustee Under the Global Marine Executive Deferred Compensation Trust dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company. (Incorporated herein by this reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

*10.46 Global Marine Benefit Equalization Retirement Plan effective January 1, 1990. (Incorporated herein by this reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

*10.47 Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990. (Incorporated herein by this reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)

*10.48 First Amendment and Appointment of Successor Trustee Under the Global Marine Benefit Equalization Retirement Trust dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company. (Incorporated herein by this reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

*10.49 Form of Indemnification Agreement entered into between the Company and each of its directors and officers.
        (Incorporated herein by this reference to Exhibit 10.52 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)

*10.50 Resolution dated August 11, 1999, regarding Directors' Fees and Expense Reimbursement. (Incorporated herein by this reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

*10.51 Global Marine Inc. 1990 Non-Employee Director Stock Option Plan. (Incorporated herein by this reference to Exhibit
        10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

*10.52 First Amendment to Global Marine Inc. 1990 Non-Employee Director Stock Option Plan. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

*10.53  Second Amendment to Global Marine Inc. 1990 Non-Employee
        Director Stock Option Plan. (Incorporated herein by this reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

*10.54 Global Marine Non-Employee Director Restricted Stock Plan. (Incorporated herein by this reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

*10.55  Global Marine Inc. 2001 Management Incentive Award Plan.

  21.1  List of Subsidiaries.

  23.1  Consent of PricewaterhouseCoopers LLP, Independent
        Accountants.

  99.1 Commitment and Authorization for the Exercise of Global Marine Inc. Stock Options and Sale of Stock, by Robert E. Rose, the Registrant's Chairman, President and CEO, executed February 6, 2001, for the purpose of establishing a plan to sell stock of the Registrant in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

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

(b) Reports on Form 8-K

    The Company did not file any Current Reports on Form 8-K during the last quarter of 2000.

                SIGNATURES REQUIRED FOR FORM 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GLOBAL MARINE INC.
                                            (REGISTRANT)

Date: March 7, 2001                          By:  W. MATT RALLS
                                                --------------------
                                                 (W. Matt Ralls)
                                                 Senior Vice President
                                                 and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                     Title                               Date
    ---------                     -----                               ----

ROBERT E. ROSE     Chairman, President, Chief Executive Officer   March 7, 2001
-------------------  and Director (Principal Executive Officer)
(Robert E. Rose)

W. MATT RALLS            Senior Vice President and                March 7, 2001
-------------------       Chief Financial Officer
(W. Matt Ralls)        (Principal Financial Officer)

DOUGLAS C. STEGALL      Vice President and Controller             March 7, 2001
-------------------     (Principal Accounting Officer)
(Douglas C. Stegall)

EDWARD A. BLAIR                  Director                         March 7, 2001
-------------------
(Edward A. Blair)

THOMAS CASON                     Director                         March 7, 2001
-------------------
(Thomas Cason)

JOHN M. GALVIN                   Director                         March 7, 2001
-------------------
(John M. Galvin)

C.R. LUIGS                       Director                         March 7, 2001
-------------------
(C.R. Luigs)

E.R. MULLER                      Director                         March 7, 2001
-------------------
(E.R. Muller)

PAUL J. POWERS                   Director                         March 7, 2001
-------------------
(Paul J. Powers)

B.G. STREETMAN                   Director                         March 7, 2001
-------------------
(B.G. Streetman)

CARROLL W. SUGGS                 Director                         March 7, 2001
-------------------
(Carroll W. Suggs)

JOHN WHITMIRE                    Director                         March 7, 2001
-------------------
(John Whitmire)