Form 10-Q
period 2001-03-31
GLOBAL MARINE INC
filed 2001-05-10
CIK 41850

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


            (MARK ONE)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [_]

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of April 30, 2001, was 176,526,607.


================================================================================

                               GLOBAL MARINE INC.

                         TABLE OF CONTENTS TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001


                                                                        Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

        Report of Independent Accountants                                 2

        Condensed Consolidated Statement of Income for the
           Three Months Ended March 31, 2001 and 2000                     3

        Condensed Consolidated Balance Sheet as of
           March 31, 2001 and December 31, 2000                           4

        Condensed Consolidated Statement of Cash Flows for the
           Three Months Ended March 31, 2001 and 2000                     6

        Notes to Condensed Consolidated Financial Statements              7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk     18

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                               18

SIGNATURE                                                                19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income for each of the three-month periods ended March 31, 2001 and 2000 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Houston, Texas
May 9, 2001

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)

                                             Three Months Ended
                                                  March 31,
                                            --------------------
                                              2001         2000
                                            ------       ------

Revenues:
 Contract drilling                          $184.9       $110.4
 Drilling management                          83.6         90.0
 Oil and gas                                   6.3          3.7
                                            ------       ------
  Total revenues                             274.8        204.1

Expenses:
 Contract drilling                            88.2         63.6
 Drilling management                          83.0         82.6
 Oil and gas                                    .7           .3
 Depreciation, depletion, and amortization    32.7         23.4
 Restructure costs                               -          5.2
 General and administrative                    5.6          6.2
                                            ------       ------
  Total operating expenses                   210.2        181.3
                                            ------       ------
  Operating income                            64.6         22.8

Other income (expense):
 Interest expense                            (14.1)       (16.8)
 Interest capitalized                            -         10.9
 Interest income                               2.9           .8
                                            ------       ------
  Total other income (expense)               (11.2)        (5.1)
                                            ------       ------

  Income before income taxes                  53.4         17.7

Provision for income taxes:
 Current tax provision                         2.7          1.4
 Deferred tax provision                       10.0          3.7
                                            ------       ------
    Total provision for income taxes          12.7          5.1
                                            ------       ------

Net income                                  $ 40.7       $ 12.6
                                            ======       ======

Earnings per share:
 Basic                                      $ 0.23       $ 0.07
 Diluted                                    $ 0.23       $ 0.07


           See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)

                                    ASSETS

                                                                  March 31,    December 31,
                                                                    2001           2000
                                                                  ---------    ------------
Current assets:
 Cash and cash equivalents                                        $  201.3       $  144.3
 Accounts receivable, net of allowances                              152.9          189.7
 Costs incurred on turnkey drilling contracts in progress             21.2           11.2
 Prepaid expenses                                                      7.2            8.2
 Future income tax benefits                                           50.0           50.0
 Other current assets                                                  1.2            1.4
                                                                  --------       --------
     Total current assets                                            433.8          404.8

Properties and equipment:
 Rigs and drilling equipment, less accumulated
   depreciation of $577.0 at March 31, 2001, and
   $546.9 at December 31, 2000                                     1,911.1        1,933.6
 Oil and gas properties, full-cost method, less accumulated
   depreciation, depletion, and amortization of $19.1 at
   March 31, 2001, and $18.5 at December 31, 2000                      6.5            6.5
                                                                  --------       --------
     Net properties and equipment                                  1,917.6        1,940.1

Future income tax benefits                                            12.7           20.1
Other assets                                                          33.8           31.8
                                                                  --------       --------
     Total assets                                                 $2,397.9       $2,396.8
                                                                  ========       ========




           See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                ($ in millions)

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                          March 31,     December 31,
                                                            2001           2000
                                                          ---------     ------------
Current liabilities:
Accounts payable                                          $   78.7        $  116.7
Accrued compensation and related employee costs               22.9            34.5
Accrued income taxes                                          11.7            12.0
Accrued interest                                               8.8             8.9
Other accrued liabilities                                     12.0            11.2
                                                          --------        --------
   Total current liabilities                                 134.1           183.3

Long-term debt                                               904.0           901.3
Capital lease obligation                                      17.6            17.3
Other long-term liabilities                                   22.9            24.0
Contingencies (Note 5)                                           -               -

Shareholders' equity:
Preferred stock, $0.01 par value, 10 million
  shares authorized, no shares issued or outstanding             -               -
Common stock, $0.10 par value, 300 million shares
  authorized, 176,504,487 shares and 176,021,490
  shares issued and outstanding at March 31, 2001,
  and December 31, 2000, respectively                         17.6            17.6
Additional paid-in capital                                   358.0           350.1
Retained earnings                                            945.7           905.0
Accumulated other comprehensive loss                          (2.0)           (1.8)
                                                          --------        --------
Total shareholders' equity                                 1,319.3         1,270.9
                                                          --------        --------
         Total liabilities and shareholders' equity       $2,397.9        $2,396.8
                                                          ========        ========




           See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)


                                                                Three Months Ended
                                                                     March 31,
                                                                -------------------
                                                                 2001         2000
                                                                ------       ------
Cash flows from operating activities:
Net income                                                       $ 40.7      $  12.6
Adjustments to reconcile net income to net
  cash flow provided by operating activities:
  Depreciation, depletion, and amortization                        32.7         23.4
  Deferred income taxes                                            10.0          3.7
  Decrease (increase) in accounts receivable                       40.8         (9.1)
  Decrease in prepaid expenses and other current assets             1.2          3.5
  (Increase) decrease in costs incurred on turnkey
   drilling contracts in progress                                 (10.0)         5.2
  (Decrease) increase in accrued liabilities                      (11.2)         3.0
  Decrease in accounts payable                                    (38.0)       (19.2)
  Other, net                                                       (5.6)         (.1)
                                                                 ------      -------
   Net cash flow provided by operating activities                  60.6         23.0

Cash flows from investing activities:
Capital expenditures                                               (9.9)       (59.7)
Proceeds from sales of properties and equipment                      .8           .6
Proceeds from maturities of held-to-maturity securities               -           .3
                                                                 ------      -------
   Net cash flow used in investing activities                      (9.1)       (58.8)

Cash flows from financing activities:
Increases in long-term debt                                           -        237.3
Reductions of long-term debt                                          -       (256.9)
Proceeds from exercises of employee stock options                   5.5          3.9
                                                                 ------      -------
   Net cash flow provided by (used in) financing activities         5.5        (15.7)
                                                                 ------      -------

Increase (decrease) in cash and cash equivalents                   57.0        (51.5)
Cash and cash equivalents at beginning of period                  144.3         83.3
                                                                 ------      -------
Cash and cash equivalents at end of period                       $201.3      $  31.8
                                                                 ======      =======



           See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001

NOTE 1 - GENERAL

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Interim-period results may not be indicative of results for the full year.

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to the Company's consolidated subsidiaries.

These interim financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                     Three Months Ended March 31,
                                     ----------------------------
                                        2001              2000
                                     ----------        ----------
                                       ($ in millions, except
                                           per-share data)

Net income (numerator):                    $40.7          $12.6
                                    ============   ============

Shares (denominator):
 Shares - Basic                      176,248,886    174,661,083
 Effect of employee stock options      4,008,911      3,407,410
                                    ------------   ------------
 Shares - Diluted                    180,257,797    178,068,493
                                    ============   ============

Earnings per share:
 Basic                                     $0.23          $0.07
 Diluted                                   $0.23          $0.07

Diluted earnings per share for the three months ended March 31, 2001, excludes 7,330,920 potentially dilutive shares issuable upon conversion of the Company's Zero Coupon Convertible Debentures, because the inclusion of such shares would be antidilutive given the level of net income for the first quarter of 2001.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001

Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015. The Company may pay the repurchase price with either cash or shares of the Company's common stock or a combination thereof. The Company does not anticipate using common stock to satisfy any such future purchase obligation.

NOTE 3 - SEGMENT INFORMATION

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:


                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                               2001       2000
                                             --------   -------
                                                (In millions)

Revenues from external customers:
 Contract drilling                            $184.9     $110.4
 Drilling management services                   83.6       90.0
 Oil and gas                                     6.3        3.7
                                              ------     ------
 Consolidated                                 $274.8     $204.1
                                              ======     ======

Intersegment revenues:
 Contract drilling                            $  4.2     $  1.9
 Drilling management services                     .9        2.7
 Intersegment eliminations                      (5.1)      (4.6)
                                              ------     ------
 Consolidated                                 $    -     $    -
                                              ======     ======

Total revenues:
 Contract drilling                            $189.1     $112.3
 Drilling management services                   84.5       92.7
 Oil and gas                                     6.3        3.7
 Intersegment eliminations                      (5.1)      (4.6)
                                              ------     ------
 Consolidated                                 $274.8     $204.1
                                              ======     ======

Operating income:
 Contract drilling                            $ 65.1     $ 25.6
 Drilling management services                     .5        7.3
 Oil and gas                                     5.0        2.1
 Restructure costs                                 -       (5.2)
 Corporate expenses                             (6.0)      (7.0)
                                              ------     ------
 Consolidated                                 $ 64.6     $ 22.8
                                              ======     ======

                      GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001


NOTE 4 - RESTRUCTURE COSTS

In the first quarter of 2000, the Company implemented a restructuring designed to streamline its organization and improve efficiency. The restructuring involved a workforce reduction of 82 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected were primarily corporate support in nature and included materials control, engineering, accounting, and information technology, among others. Approximately 80 percent of the affected positions were located in Houston, and the remaining 20 percent were located in Europe. The Company recorded a $5.2 million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures.
Cash payments for severance are being paid over various periods generally ranging from six weeks to twelve months from the date of termination, based on salary and length of service. Cash payments through March 31, 2001, under the restructuring totaled $3.8 million, consisting of $3.4 million for employee severance and $0.4 million for facility closures.

NOTE 5 - CONTINGENCIES

In 1998 the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, originally scheduled for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively. Pursuant to two 20-year, capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the "Lessors"), which now own the drillships and lease them to the Company. The Company has deposited with three large foreign banks (the "Payment Banks") amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $64 million. In exchange for the deposits, the Payment Banks have assumed liability for making rental payments required under the leases, and have legally released the Company as the primary obligor of such rental payments. Accordingly, the Company has recorded no capital lease obligations on its balance sheet with respect to the two drillships.

The Company acted as the Lessors' construction supervisor and has paid on behalf of the Lessors, or provided for the Lessors' payment of, all amounts it believes were required under the terms of the construction contracts, including payments for all approved change orders.

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

                      GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001

additional funding to the Shipbuilder for completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement").

Under the terms of the Funding Agreement, the Company released two cash collateralized letters of credit, giving the Shipbuilder access to $40 million of its own funds. In addition, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, GBP57 million above the drillships' $315 million contract price.
The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reached GBP65 million. As of March 31, 2001, the Company had advanced GBP63.9 million ($103.1 million) under the Funding Agreement, including GBP6.9 million ($10.5 million) in connection with its share of cost overruns. The Funding Agreement provided that if the maximum advances of GBP65 million were made by the Company, the Shipbuilder's parent, Fred. Olsen Energy ASA, would provide all additional funds necessary to keep the Shipbuilder solvent and working in an expeditious and diligent manner and to enable it to deliver the two completed drillships. In addition, the Shipbuilder's parent agreed to pay, under certain circumstances, up to GBP3 million ($4.3 million) of the Shipbuilder's warranty on the two drillships. The Glomar C.R. Luigs and the Glomar Jack Ryan began operating under drilling contracts in April and December 2000, respectively.

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

In September 2000 the Shipbuilder requested that the arbitration panel consider whether the Company had an obligation to pay the final delivery installment upon completion of the vessel even if the Shipbuilder was in default of its obligation to deliver the vessel, as the Company contends. The arbitration panel determined that the contract did so obligate the Company to make the final delivery installment and issued a preliminary award requiring the payment to the Shipbuilder of $31.8 million of the $35.8 million contractual delivery installment. The Company appealed that decision to the Commercial Court in London and was required to deposit the $31.8 million in the Registry of the Court. In November 2000 the Commercial Court overturned the decision of the arbitration panel and ordered the

                      GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001

release of the deposit from the Commercial Court. The Shipbuilder appealed that decision to the Court of Appeals. Arguments were heard in late March 2001, but a decision has not yet been issued. If this issue is ultimately decided against the interest of the Company, or if it is determined that the Shipbuilder was not in default of its obligation to deliver the vessel, then the delivery installment will have to be paid. The net effect in that instance will be that the Company will have provided for the payment of the full contract price of $315 million plus the cost of certain agreed change orders and related expenses. This price excludes amounts totaling $103.1 million that the Company has advanced under the Funding Agreement. The Company's liability for the previously disclosed claims and the Company advances under the Funding Agreement will be determined in the arbitration proceedings that are currently underway in London.

The Company and a number of other participants in the offshore contract drilling business in the Gulf of Mexico are defendants in a purported antitrust class action lawsuit filed in the federal district court in Galveston, Texas. The plaintiff alleges a conspiracy among the defendants to depress wages and benefits paid to their offshore employees. The plaintiff seeks an unspecified amount of treble damages and other relief on behalf of himself and an alleged class of offshore workers. While the Company continues to vigorously deny the allegations, it has reached a tentative settlement with counsel for the putative class. Under a separate agreement, the majority of the settlement funds and defense costs will be paid by one of the Company's insurers with the Company contributing an amount not considered to be material. Following notice of the settlement to the members of the putative class, the settlement will proceed only if the Court certifies the settlement class and approves the settlement. Members of the settlement class will have the right to "opt out" of the settlement and preserve their right to sue the Company individually. The settlement agreement will provide the Company the right to withdraw from the settlement if a sufficient number of class members exercise their "opt out" rights. Although there can be no assurances, the Company expects that the settlement will be approved by the Court in the fourth quarter of 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Summary

Data relating to the Company's operations by business segment follows:


                                      Three Months Ended
                                           March 31,
                                     --------------------        Increase
                                      2001          2000        (Decrease)
                                     ------        ------       ----------
                                               ($ in millions)
Revenues:
  Contract drilling                  $189.1         $112.3         68%
  Drilling management                  84.5           92.7         (9%)
  Oil and gas                           6.3            3.7         70%
  Less: Intersegment revenues          (5.1)          (4.6)        11%
                                     ------         ------
                                     $274.8         $204.1         35%
                                     ======         ======

Operating income:
  Contract drilling                  $ 65.1         $ 25.6        154%
  Drilling management                    .5            7.3        (93%)
  Oil and gas                           5.0            2.1        138%
  Restructure costs                       -           (5.2)      (100%)
  Corporate expenses                   (6.0)          (7.0)       (14%)
                                     ------         ------
                                     $ 64.6         $ 22.8        183%
                                     ======         ======

Operating income increased by $41.8 million to $64.6 million for the first quarter of 2001 from $22.8 million for the first quarter of 2000. The increase was primarily attributable to increases in average rig utilization and dayrates for contract drilling and the addition to the fleet of the Glomar C.R. Luigs and Glomar Jack Ryan ultra-deepwater drillships in April and December 2000, respectively. Operating income for the first quarter of 2000 included a one-time $5.2 million charge in connection with a restructuring comprised of a workforce reduction and consolidation of facilities.

During 2001 the Company has seen continued improvement in its offshore rig utilization and dayrates in its core markets in the U.S. Gulf of Mexico, West Africa, and the North Sea. In March 2001 the Company reactivated its two remaining idle semisubmersible rigs -- the Glomar Arctic IV in the North Sea under a $23.7 million, one-year term contract and the Glomar Grand Banks offshore eastern Canada under a one-well contract, currently estimated at approximately $10.4 million. After completion of its one-well contract in May 2001, the Company intends to mobilize the Glomar Grand Banks to the North Sea where it is currently being marketed. In April 2001 the Company reactivated its last idle jackup rig in the U.S. Gulf of Mexico, the Glomar High Island III, which had been cold-stacked for over two years. With the reactivation of this rig, the Company's drilling fleet utilization was 100 percent for the first time since July 1998.

Average dayrates for the Company's jackup rigs in the U.S. Gulf of Mexico continued their upward trend during the first quarter of 2001, increasing over 7 percent from fourth-quarter 2000 levels. Recent commitments for the Company's jackup rigs in West Africa reflect dayrate increases averaging more than 20 percent over immediately preceding contracts. Oil company budget announcements and surveys of capital spending plans for 2001 suggest average budget increases of about 20 percent over 2000 levels, with activity in the international markets expected to accelerate as major oil companies refocus on internal growth opportunities.

At March 31, 2001, the Company had $768 million of contract drilling backlog, which is expected to be realized as follows: $383 million during the remainder of 2001, $265 million in 2002, and $120 million in 2003. Contract drilling backlog at December 31, 2000, was $772 million.

In March 2001 the Company entered into an agreement to sell the Glomar Beaufort Sea I concrete island drilling system for $45 million. The sale, which is subject to certain governmental approvals, is expected to close in May 2001 and is discussed in more detail below, under "Liquidity and Capital Resources."

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                                               Three Months Ended
                                                                   March 31,
                                                               -------------------       Increase
                                                                 2001       2000        (Decrease)
                                                               -------    --------      ----------
Contract drilling revenues by area (in millions): /(1)/
   Gulf of Mexico                                             $ 100.0     $  54.9           82%
   West Africa                                                   28.4        24.3           17%
   North Sea                                                     17.1        18.5           (8%)
   Other                                                         43.6        14.6          199%
                                                              -------     -------
                                                              $ 189.1     $ 112.3           68%
                                                              =======     =======

Average rig utilization /(2)/                                     89%         76%
Fleet average dayrate                                         $71,100      $52,000

-----------
(1) Includes revenues earned from affiliates.
(2) Excludes the Glomar Beaufort Sea I concrete island drilling system, a currently inactive mobile offshore rig, which is expected to be sold in May 2001.

Of the $76.8 million increase in contract drilling revenues for the first quarter of 2001 as compared with the first quarter of 2000, $38.3 million was attributable to the addition of the Glomar C.R. Luigs drillship in April 2000 and the Glomar Jack Ryan drillship in December 2000, $20.2 million was attributable to an increase in average rig utilization primarily in West Africa, and $18.3 million was attributable to an increase in average dayrates primarily in the U.S. Gulf of Mexico and West Africa.

In the first quarter of 2001, the Company averaged 97 percent utilization for its rigs in the U.S. Gulf of Mexico, 85 percent in West Africa, and 76 percent in the North Sea. This compares with first quarter 2000 utilization of Company rigs of 100 percent in the U.S. Gulf of Mexico and 60 percent in both West Africa and the North Sea.

The mobilization of rigs between the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. Specifically, the Company mobilized one jackup from the North Sea to the U.S. Gulf of Mexico in January 2000, one drillship from offshore Peru to West Africa in

April 2000, one drillship from West Africa to the U.S. Gulf of Mexico in June 2000, one drillship from the U.S. Gulf of Mexico to offshore Brazil in February 2001, and one jackup from West Africa to the U.S. Gulf of Mexico in March 2001.

The Company's operating profit margin for contract drilling operations increased to 34 percent for the first quarter of 2001 from 23 percent for the first quarter of 2000 primarily due to increases in average rig utilization and dayrates. Contract drilling operating expenses increased by $37.3 million primarily due to higher depreciation and other operating costs in connection with the addition of the Glomar C.R. Luigs and the Glomar Jack Ryan and higher operating costs due to fewer cold-stacked rigs in the first quarter of 2001 as compared to the first quarter of 2000.

As of May 4, 2001, sixteen of the Company's rigs were located in the U.S. Gulf of Mexico, seven were offshore West Africa, five were in the North Sea, three were offshore Trinidad, one was offshore the east coast of Canada, and one was offshore Brazil. As of May 4, 2001, all thirty-three of the Company's active rigs were under contract.

Drilling Management Services

Drilling management services revenues decreased by $8.2 million to $84.5 million in the first quarter of 2001 from $92.7 million in the first quarter of 2000. The decrease in revenues consisted of a $17.9 million decrease attributable to a decrease in the number of turnkey projects, partly offset by an $8.0 million increase attributable to daywork and other revenues and a $1.7 million increase attributable to higher average revenues per turnkey project. The Company completed 28 turnkey projects in the first quarter of 2001 (21 wells drilled and 7 well completions) as compared to 36 turnkey projects in the first quarter of 2000 (29 wells drilled and 7 well completions). The decrease in the number of turnkey wells drilled was due primarily to the timing of contract completions.

In the fourth quarter of 2000, the Company recognized a $2.9 million loss on a turnkey well offshore Louisiana that was expected to be completed during the first quarter of 2001. In January 2001 additional problems were encountered, and attempts to complete drilling the well were abandoned. As a result, the Company recorded an additional $4.1 million pretax loss on this well in the first quarter of 2001.

Drilling management services operating income decreased by $6.8 million to $0.5 million in the first quarter of 2001 from $7.3 million in the first quarter of 2000. Operating profit margin decreased to less than one percent for the first quarter of 2001 as compared to 8.1 percent for the first quarter of 2000 due in part to the loss-well discussed above. In addition, the Company incurred losses totaling $1.0 million on 4 of the 28 turnkey projects completed in the first quarter of 2001 as compared to a loss of $0.1 million on 1 of the 36 turnkey projects in the first quarter of 2000.

Factors which may have contributed to the lower margins and higher number of loss wells in the first quarter of 2001 as compared to the first quarter of 2000, including an aggressive pricing strategy and a dilution of experienced rig crew personnel in turnkey drilling operations, and steps the Company has implemented in response, are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under "Drilling Management Services" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Other Income and Expense

General and administrative expenses decreased to $5.6 million in the first quarter of 2001 from $6.2 million in the first quarter of 2000 primarily due to lower compensation expense. The decrease in compensation expense was primarily attributable to accrued expenses under a long-term, performance-based stock compensation plan. Liabilities under this plan are adjusted each period for changes in the market price of the Company's common stock.

Interest expense decreased to $14.1 million in the first quarter of 2001 from $16.8 million in the first quarter of 2000 due to lower effective interest rates and debt balances.

The Company capitalized $10.9 million of interest expense in the first quarter of 2000 in connection with construction of the two drillships. The Company did not capitalize any interest expense for the first quarter of 2001 and does not anticipate capitalizing any interest for the remainder of 2001.

Interest income increased to $2.9 million in the first quarter of 2001 from $0.8 million in the first quarter of 2000 primarily due to higher average cash balances and short-term investments.

The Company's effective income tax rate for financial reporting purposes was approximately 24 percent for the first quarter of 2001 as compared to 29 percent for the first quarter of 2000 and the U.S. federal statutory rate of 35 percent. The Company's effective tax rate for a quarter is estimated based on the Company's projected annual income and relative amounts of U.S. and foreign income. Because of the differences between U.S. and foreign tax rates, the Company's effective income tax rate for financial reporting purposes can be expected to fluctuate from year to year as the relative amounts of the Company's U.S. and foreign earnings fluctuate.

In the first quarter of 2000, the Company implemented a restructuring designed to streamline its organization and improve efficiency. The restructuring involved a workforce reduction of 82 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected were primarily corporate support in nature and included materials control, engineering, accounting, and information technology, among others. Approximately 80 percent of the affected positions were located in Houston, and the remaining 20 percent were located in Europe. The Company recorded a $5.2 million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures.
Cash payments for severance are being paid over various periods generally ranging from six weeks to twelve months from the date of termination, based on salary and length of service. Cash payments through March 31, 2001, under the restructuring totaled $3.8 million, consisting of $3.4 million for employee severance and $0.4 million for facility closures. Payments contemplated under the restructuring will be substantially completed by mid-2001. The Company expects to record pretax savings of approximately $1.5 million per quarter after completion of the plan's implementation in the first quarter of 2001. Approximately 80 percent of the savings is expected to be realized through lower contract drilling expenses, and the remainder is expected to be realized through lower drilling management and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

In March 2001 the Company entered into an agreement to sell the Glomar Beaufort Sea I concrete island drilling system (the "CIDS") for $45 million. A down payment of $5 million is payable at closing, which is expected to take place in May 2001, with the remainder of the purchase price, plus accrued interest, to be payable on or before March 1, 2003. The purchaser has a right to require the Company to retake title to the CIDS if certain foreign governmental approvals relating to the purchaser's use of the CIDS are not received prior to June 29, 2001. If title to the CIDS is transferred back to the Company, the Company would receive $15 million, including the $5 million down payment, as consideration for extinguishment of the purchaser's obligation to pay the remainder of the purchase price.

For the three months ended March 31, 2001, $60.6 million of cash flow was provided by operating activities, $5.5 million was provided from exercises of employee stock options, and $0.8 million was provided from sales of properties and equipment. From these amounts, $9.9 million was used for capital expenditures.

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

Capital expenditures for the full year 2001 are anticipated to be $95 million, consisting of $90 million for upgrades to drilling fleet equipment and $5 million for other capital expenditures.

As of March 31, 2001, the Company had $201.3 million in cash and cash equivalents, all of which was unrestricted, as compared to $144.3 million in cash and cash equivalents at December 31, 2000. The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its cash and cash equivalents and future cash flow from operations.

The Company and a number of other participants in the offshore contract drilling business in the Gulf of Mexico are defendants in a purported antitrust class action lawsuit filed in the federal district court in Galveston, Texas. The plaintiff alleges a conspiracy among the defendants to depress wages and benefits paid to their offshore employees. The plaintiff seeks an unspecified amount of treble damages and other relief on behalf of himself and an alleged class of offshore workers. While the Company continues to vigorously deny the allegations, it has reached a tentative settlement with counsel for the putative class. Under a separate agreement, the majority of the settlement funds and defense costs will be paid by one of the Company's insurers with the Company contributing an amount not considered to be material. Following notice of the settlement to the members of the putative class, the settlement will proceed only if the Court certifies the settlement class and approves the settlement. Members of the settlement class will have the right to "opt out" of the settlement and preserve their right to sue the Company individually. The settlement agreement will provide the Company the right to withdraw from the settlement if a sufficient number of class members exercise their "opt out" rights. Although there can be no assurances, the Company expects that the settlement will be approved by the Court in the fourth quarter of 2001.

                     _____________________________________

                           FORWARD-LOOKING STATEMENTS

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our:

   . statements regarding oil company capital spending plans and future activity levels;

   . expectations regarding backlog amounts that will be realized in 2001 through 2003;

   . expectations regarding the timing of events and amounts to be received in connection with the sale of the Glomar Beaufort Sea I and amounts to be received if title to the Glomar Beaufort Sea I is transferred back to the Company;

   .  statement that we do not anticipate capitalizing any interest in 2001;

   . expectations regarding the pretax savings we will record after completion of our restructuring plan in the first quarter of 2001;

   .  estimates regarding 2001 capital expenditures;

   .  belief in the Company's ability to meet its current obligations;

   . expectation that the settlement of the purported antitrust class action lawsuit filed in the federal district court in Galveston, Texas, will be approved by the court in the fourth quarter of 2001 with the Company contributing an amount not considered to be material; and

   .  other statements that are not historical facts.

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

Factors that could cause or contribute to such differences include, but are not limited to:

   . changes in our customers' drilling programs or budgets due to their own internal corporate events, changes in the markets and prices for oil and gas, or shifts in the relative strengths of various geographic drilling markets brought on by things such as a general economic slowdown, or regional or worldwide recession;

   . delays in commencing or completing drilling projects due to things such as contract disputes, governmental approval delays, weather conditions, political or social unrest, or engineering or other mechanical problems;

   . the uncertainties inherent in dealing with other parties and resolving disputed matters through negotiation, arbitration, litigation, or by other means;

   . changes in oil and gas drilling technology or in our competitors' drilling rig fleets that could make our drilling rigs less competitive or require major capital investment to keep them competitive;

   . changes in our business or in capital markets that affect our ability to finance our business or meet our financial obligations in the manner currently anticipated;

   . inflationary pressures or increased regulatory requirements, either of which could undermine our ability to keep our overhead low and realize the expected savings from our recent restructuring; and

   . such other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

The Company disclaims any obligation or undertaking to disseminate any updates or revisions to its statements, forward-looking or otherwise, to reflect changes in the Company's expectations or any change in events, conditions, or circumstances on which any such statements are based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material change from December 31, 2000.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

    99.1 Commitment and Authorization for the Exercise of Global Marine Inc. Stock Options and Sale of Stock, by Robert E. Rose, the Registrant's Chairman, President and CEO, executed May 7, 2001, for the purpose of establishing a plan to sell stock of the Registrant in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

(b) Reports on Form 8-K

    The Company filed the following reports on Form 8-K during the quarter ended March 31, 2001:



Date of Report                   Items Reported                  Financial Statements Filed
-------------------   -------------------------------------     -------------------------------
January 11, 2001        Item 9, Regulation FD Disclosure        None

January 18, 2001        Item 7, Financial Statements and        Unaudited financial statements
                        Exhibits; and Item 9, Regulation FD     for the three-month and
                        Disclosure                              twelve-month periods ended
                                                                December 31, 2000*

January 22, 2001        Item 5, Other Events                    None

_____________________

* The financial statements were furnished pursuant to Item 9 and shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GLOBAL MARINE INC.
                                        (Registrant)

Dated:  May 10, 2001           /s/ Douglas C. Stegall
                               ------------------------------------
                               Douglas C. Stegall
                               Vice President and Controller
                               (Duly Authorized Officer and Principal Accounting
                               Officer of the Registrant)