Form 10-Q
period 2001-06-30
GLOBAL MARINE INC
filed 2001-08-10
CIK 41850

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

                 For the quarterly period ended June 30, 2001

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

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of July 31, 2001, was 176,600,327.

================================================================================

                               GLOBAL MARINE INC.

                         TABLE OF CONTENTS TO FORM 10-Q

                          QUARTER ENDED JUNE 30, 2001


                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

     Report of Independent Accountants                                    2

     Condensed Consolidated Statement of Income
      for the Three and Six Months Ended June 30, 2001 and 2000           3

     Condensed Consolidated Balance Sheet as of June 30, 2001
      and December 31, 2000                                               4

     Condensed Consolidated Statement of Cash Flows for the
      Six Months Ended June 30, 2001 and 2000                             6

     Notes to Condensed Consolidated Financial Statements                 7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk     19

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                              19

  Item 4. Submission of Matters to a Vote of Security Holders            19

  Item 6. Exhibits and Reports on Form 8-K                               20

SIGNATURE                                                                21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Global Marine Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2001 and 2000 and the condensed consolidated statement of cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP

Houston, Texas
August 8, 2001

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per-share amounts)


                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                                ------------------      --------------------
                                  2001      2000          2001        2000
                                -------   --------      -------     --------
Revenues:
 Contract drilling               $218.9    $148.0        $403.8      $258.4
 Drilling management              154.5      79.2         238.1       169.2
 Oil and gas                        3.0       4.1           9.3         7.8
                                 ------    ------        ------      ------
   Total revenues                 376.4     231.3         651.2       435.4

Expenses:
 Contract drilling                 97.1      75.6         185.3       139.2
 Drilling management              144.2      73.4         227.2       156.0
 Oil and gas                         .7        .7           1.4         1.0
 Depreciation, depletion,
  and amortization                 32.7      26.4          65.4        49.8
 Restructure costs                    -         -             -         5.2
 General and administrative         6.3       6.0          11.9        12.2
                                 ------    ------        ------      ------
   Total operating
     expenses                     281.0     182.1         491.2       363.4
                                 ------    ------        ------      ------
   Operating income                95.4      49.2         160.0        72.0

Other income (expense):
 Interest expense                 (14.1)    (17.3)        (28.2)      (34.1)
 Interest capitalized                 -       6.9             -        17.8
 Interest income                    3.1        .7           6.0         1.5
 Gain on sale of rig               35.1         -          35.1           -
                                 ------    ------        ------      ------
   Total other income (expense)    24.1      (9.7)         12.9       (14.8)
                                 ------    ------        ------      ------

   Income before income taxes     119.5      39.5         172.9        57.2

Provision for income taxes:
 Current tax provision              4.9       2.1           7.6         3.5
 Deferred tax provision            30.3       9.3          40.3        13.0
                                 ------    ------        ------      ------
   Total provision for
     income taxes                  35.2      11.4          47.9        16.5
                                 ------    ------        ------      ------
Net income                       $ 84.3    $ 28.1        $125.0      $ 40.7
                                 ======    ======        ======      ======

Earnings per share:
 Basic                           $ 0.48    $ 0.16        $ 0.71      $ 0.23
 Diluted                         $ 0.46    $ 0.16        $ 0.69      $ 0.23



           See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)

                                     ASSETS


                                                                 June 30,     December 31,
                                                                   2001           2000
                                                                ---------     ------------
Current assets:
 Cash and cash equivalents                                       $  250.7       $  144.3
 Marketable securities                                               39.4              -
 Accounts receivable, net of allowances                             200.1          189.7
 Costs incurred on turnkey drilling contracts in progress             7.1           11.2
 Prepaid expenses                                                     6.1            8.2
 Future income tax benefits                                          50.0           50.0
 Other current assets                                                 1.1            1.4
                                                                 --------       --------
     Total current assets                                           554.5          404.8

Properties and equipment:
 Rigs and drilling equipment, less accumulated
   depreciation of $607.6 at June 30, 2001, and
   $546.9 at December 31, 2000                                    1,900.8        1,933.6
 Oil and gas properties, full-cost method, less accumulated
   depreciation, depletion, and amortization of $19.6 at
   June 30, 2001, and $18.5 at December 31, 2000                      6.1            6.5
                                                                 --------       --------
     Net properties and equipment                                 1,906.9        1,940.1

Future income tax benefits                                              -           20.1
Other assets                                                         75.2           31.8
                                                                 --------       --------
     Total assets                                                $2,536.6       $2,396.8
                                                                 ========       ========

           See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                ($ in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           June 30,       December 31,
                                                             2001            2000
                                                          ----------     -------------
Current liabilities:
  Accounts payable                                        $  103.2        $  116.7
  Accrued compensation and related employee costs             26.9            34.5
  Accrued income taxes                                        13.2            12.0
  Accrued interest                                             8.9             8.9
  Other accrued liabilities                                   17.8            11.2
                                                          --------        --------
   Total current liabilities                                 170.0           183.3

Long-term debt                                               906.7           901.3
Capital lease obligation                                      18.0            17.3
Other long-term liabilities                                   36.9            24.0
Contingencies (Note 6)                                           -               -

Shareholders' equity:
  Preferred stock, $0.01 par value, 10 million
    shares authorized, no shares issued or outstanding           -               -
  Common stock, $0.10 par value, 300 million shares
    authorized, 176,593,493 shares and 176,021,490
    shares issued and outstanding at June 30, 2001 and
    December 31, 2000, respectively                           17.7            17.6
  Additional paid-in capital                                 359.3           350.1
  Retained earnings                                        1,030.0           905.0
  Accumulated other comprehensive loss                        (2.0)           (1.8)
                                                          --------        --------
   Total shareholders' equity                              1,405.0         1,270.9
                                                          --------        --------
         Total liabilities and shareholders' equity       $2,536.6        $2,396.8
                                                          ========        ========

           See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                                Six Months Ended
                                                                    June 30,
                                                          -----------------------------
                                                             2001                2000
                                                          ---------           ---------
Cash flows from operating activities:
  Net income                                               $125.0             $  40.7
  Adjustments to reconcile net income to net
   cash flow provided by operating activities:
    Depreciation, depletion, and amortization                65.4                49.8
    Deferred income taxes                                    40.3                13.0
    Gain on sale of rig                                     (35.1)                  -
    Decrease in accounts payable                            (13.5)              (21.9)
    Increase in accounts receivable                          (6.4)              (29.4)
    (Decrease) increase in other accrued liabilities         (6.2)                7.1
    Decrease in costs incurred on turnkey
     drilling contracts in progress                           4.1                 8.2
    Decrease in prepaid expenses and other current assets     2.1                 6.8
    Other, net                                               (7.9)                (.7)
                                                           ------             -------
   Net cash flow provided by operating activities           167.8                73.6

Cash flows from investing activities:
  Capital expenditures                                      (33.6)             (100.4)
  Proceeds from sales of properties and equipment             5.0                 1.2
  Purchases of held-to-maturity securities                  (39.4)                  -
  Other                                                         -                  .3
                                                           ------             -------
  Net cash flow used in investing activities                (68.0)              (98.9)

Cash flows from financing activities:
  Increases in long-term debt                                   -               728.0
  Reductions of long-term debt                                  -              (555.9)
  Debt issue costs                                              -                (6.7)
  Proceeds from exercises of employee stock options           6.6                 8.3
                                                           ------             -------
  Net cash flow provided by financing activities              6.6               173.7
                                                           ------             -------

Increase in cash and cash equivalents                       106.4               148.4
Cash and cash equivalents at beginning of period            144.3                83.3
                                                           ------             -------
Cash and cash equivalents at end of period                 $250.7             $ 231.7
                                                           ======             =======

           See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


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

These interim financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                         Three Months               Six Months Ended
                                         Ended June 30,                 June 30,
                                ---------------------------   ----------------------------
                                      2001          2000           2001          2000
                                -------------  ------------   -------------  -------------
                                         ($ in millions, except per-share data)
Net income (numerator):
 Net income - Basic             $       84.3   $       28.1   $      125.0   $       40.7
 Add:  Interest savings (net
  of tax) on assumed conversion
  of Zero Coupon Convertible
   Debentures                            1.7              -            3.4              -
                                ------------   ------------   ------------   ------------
  Net income - Diluted                 $86.0          $28.1         $128.4          $40.7
                                ============   ============   ============   ============
Shares (denominator):
 Shares - Basic                  176,546,902    175,160,102    176,397,894    174,910,593
 Add:
  Employee stock options           3,410,124      4,128,910      3,709,518      3,768,160
  Shares issuable upon
   assumed conversion of
   Zero Coupon Convertible
   Debentures                      7,330,920              -      7,330,920              -
                                ------------   ------------   ------------   ------------
 Shares - Diluted                187,287,946    179,289,012    187,438,332    178,678,753
                                ============   ============   ============   ============
Earnings per share:
 Basic                          $       0.48   $       0.16   $       0.71   $       0.23
 Diluted                        $       0.46   $       0.16   $       0.69   $       0.23

                      GLOBAL MARINE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 JUNE 30, 2001


Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and
June 23, 2015. The Company may pay the repurchase price with either cash or shares of the Company's common stock or a combination thereof. The Company does not anticipate using common stock to satisfy any such future purchase obligation.

NOTE 3 - SEGMENT INFORMATION

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                 --------------------   -------------------
                                                    2001       2000       2001       2000
                                                 --------    --------   --------   --------
                                                                (In millions)
Revenues from  external customers:
 Contract drilling                                $218.9     $148.0     $403.8     $258.4
 Drilling management services                      154.5       79.2      238.1      169.2
 Oil and gas                                         3.0        4.1        9.3        7.8
                                                  ------     ------     ------     ------
 Consolidated                                     $376.4     $231.3     $651.2     $435.4
                                                  ======     ======     ======     ======
Intersegment revenues:
 Contract drilling                                $  4.9     $    -     $  9.1     $  1.9
 Drilling management services                        3.0        2.2        3.9        4.9
 Intersegment eliminations                          (7.9)      (2.2)     (13.0)      (6.8)
                                                  ------     ------     ------     ------
 Consolidated                                     $    -     $    -     $    -     $    -
                                                  ======     ======     ======     ======
Total revenues:
 Contract drilling                                $223.8     $148.0     $412.9     $260.3
 Drilling management services                      157.5       81.4      242.0      174.1
 Oil and gas                                         3.0        4.1        9.3        7.8
 Intersegment eliminations                          (7.9)      (2.2)     (13.0)      (6.8)
                                                  ------     ------     ------     ------
 Consolidated                                     $376.4     $231.3     $651.2     $435.4
                                                  ======     ======     ======     ======
Operating income:
 Contract drilling                                $ 90.0     $ 47.6     $155.1     $ 73.2
 Drilling management services                       10.3        5.8       10.8       13.1
 Oil and gas                                         1.8        2.3        6.8        4.4
 Restructure costs                                     -          -          -       (5.2)
 Corporate expenses                                 (6.7)      (6.5)     (12.7)     (13.5)
                                                  ------     ------     ------     ------
 Consolidated                                     $ 95.4     $ 49.2     $160.0     $ 72.0
                                                  ======     ======     ======     ======

                      GLOBAL MARINE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 JUNE 30, 2001


NOTE 4 - RESTRUCTURE COSTS

In the first quarter of 2000, the Company implemented a restructuring designed to streamline its organization and improve efficiency. The restructuring involved a workforce reduction of 82 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected were primarily corporate support in nature and included materials control, engineering, accounting, and information technology, among others. Approximately 80 percent of the affected positions were located in Houston, and the remaining 20 percent were located in Europe. The Company recorded a $5.2 million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures. As of June 30, 2001, substantially all payments contemplated under the restructuring had been completed.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION - NONCASH INVESTING ACTIVITY

In June 2001 the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45 million. The Company received $5 million in cash at closing with the remainder of the purchase price in the amount of $40 million, plus interest, being due on or before March 1, 2003. The receivable was classified in Other Assets on the Condensed Consolidated Balance Sheet as of June 30, 2001.

NOTE 6 - CONTINGENCIES

In 1998 the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, originally scheduled for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively. Pursuant to two 20-year, capital lease agreements, the Company subsequently novated the construction contracts to two financial institutions (the "Lessors"), which now own the drillships and lease them to the Company. The Company has deposited with three large foreign banks (the "Payment Banks") amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $64 million. In exchange for the deposits, the Payment Banks have assumed liability for making rental payments required under the leases, and have legally released the Company as the primary obligor of such rental payments. Accordingly, the Company has recorded no capital lease obligations on its balance sheet with respect to the two drillships.

The Company acted as the Lessors' construction supervisor and has paid on behalf of the Lessors, or provided for the Lessors' payment of, all amounts it believes were required under the terms of the construction contracts, including payments for all approved change orders.

In October 1999 the Company and the Lessors received a claim from the Shipbuilder alleging breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment, and design change orders. In its claim, the Shipbuilder also requested additional compensation for increases in the drillships' steel weight. The

                      GLOBAL MARINE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 JUNE 30, 2001


amount of the Shipbuilder's claim in excess of the contract price totals GBP 133 million ($189 million). With the exception of a small portion of the steel-weight claim, the Company believes that the claim is totally without merit. The contracts provide that such claims are to be resolved through arbitration in London.

Because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships in a timely manner, in November 1999 the Company and the Lessors agreed to provide additional funding to the Shipbuilder for completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement").

Under the terms of the Funding Agreement, the Company and the Lessors released two cash collateralized letters of credit, giving the Shipbuilder access to $40 million of its own funds. In addition, the Company and the Lessors agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, GBP 57 million above the drillships' $315 million contract price. The Company and the Lessors also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reached GBP 65 million. The Company and the Lessors have advanced a total of GBP 63.9 million ($103.1 million) under the Funding Agreement, including GBP 6.9 million ($10.5 million) in connection with its share of cost overruns. The Funding Agreement provided that if the maximum advances of GBP 65 million were made by the Company and the Lessors, the Shipbuilder's parent, Fred. Olsen Energy ASA, would provide all additional funds necessary to keep the Shipbuilder solvent and working in an expeditious and diligent manner and to enable it to deliver the two completed drillships. In addition, the Shipbuilder's parent agreed to pay, under certain circumstances, up to GBP 3 million ($4.3 million) of the Shipbuilder's warranty on the two drillships.

The Funding Agreement did not settle any portion of the Shipbuilder's claim of GBP 133 million ($189 million). The agreement provides that the Shipbuilder will repay amounts advanced under the Funding Agreement to the extent the amount of the advanced funds exceeds any arbitration award in favor of the Shipbuilder and that the Company will pay the Shipbuilder to the extent any arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

Following its completion by the Shipbuilder, the Glomar C.R. Luigs began operating under a drilling contract in April 2000. On August 1, 2000, the Company delivered notice to the Shipbuilder of its intent to take possession of the Glomar Jack Ryan following the Shipbuilder's failure to timely deliver the vessel in accordance with the construction contract as amended by the Funding Agreement. Following the Shipbuilder's refusal to grant possession of the vessel to the Company, the Company filed an application for a mandatory injunction with the London Commercial Court requesting that the Shipbuilder be ordered to do so. The Court granted the injunction on August 11, 2000, on the condition that the Company post a bond in the amount of $100 million to secure the Shipbuilder's lien for the delivery installment in the amount of $35.8 million, inclusive of $4.8 million for change orders and shipyard expenses, and the unsecured balance of the Shipbuilder's previously disclosed claims. The

                      GLOBAL MARINE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 JUNE 30, 2001


Company posted the bond, took possession, and completed the Glomar Jack Ryan in another shipyard, following which the drillship began operating under a drilling contract in December 2000.

In September 2000 the Shipbuilder requested that the arbitration panel consider whether the Lessor had an obligation to pay the final delivery installment upon completion of the Glomar Jack Ryan even if the Shipbuilder was in default of its obligation to deliver the vessel, as the Company contends. The arbitration panel determined that the contract did so obligate the Lessor to make the final delivery installment and issued a preliminary award requiring the payment to the Shipbuilder of $31.8 million of the $35.8 million contractual delivery installment. The Company appealed that decision to the Commercial Court in London. In November 2000 the Commercial Court overturned the decision of the arbitration panel. The Shipbuilder appealed that decision to the Court of Appeals, and arguments were heard in late March 2001. In June 2001 the Court of Appeals ruled in favor of the Shipbuilder, and the Lessor was required to pay the Shipbuilder $31.8 million. Because the Company had previously deposited in the Payment Banks in September 2000 the amount required to satisfy its remaining obligation under the capital lease agreement with the Lessors, the decision by the Court of Appeals had no effect on the Company's cash flow in 2001. The net effect is that the Company has provided to date for the payment of the full $315 million contract price plus certain agreed change orders less the $4.0 million that the arbitration panel preliminarily allowed the Lessor to withhold from the final delivery installment. This excludes amounts totaling $103.1 million that the Company and the Lessors have advanced under the Funding Agreement. The Company's liability for the Shipbuilder's previously disclosed claims of GBP 133 million ($189 million) and the $4.0 million balance of the contract price, as well as the parties' rights to the advances under the Funding Agreement, will be determined in the arbitration proceedings that are currently underway in London.

The Company and a number of other participants in the offshore contract drilling business in the Gulf of Mexico are defendants in a purported antitrust class action lawsuit filed in the federal district court in Galveston, Texas. The complaint alleges a conspiracy among the defendants to depress wages and benefits paid to their offshore employees. In July 2001, counsel for the putative class and certain defendants, including the Company, entered into a settlement agreement pursuant to which the members of the class would grant the settling defendants a full and final release from all claims under the lawsuit in consideration of the settling defendants' payment of varying amounts. Most of the Company's payment and defense costs would be covered by insurance, with the Company contributing an amount not considered to be material. The settlement, including the amount to be paid by the Company and the Company's release, is contingent upon final court approval of the settlement and upon an acceptable number of members of the plaintiff class not opting out of the settlement.

The Company is involved in various lawsuits resulting from personal injury and property damage. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Summary

Data relating to the Company's operations by business segment follows:

                                      Three Months Ended June 30,         Six Months Ended June 30,
                                   -------------------------------   -----------------------------------
                                                        % Increase                           % Increase
                                     2001      2000     (Decrease)     2001         2000     (Decrease)
                                   --------  -------   -----------   -------      --------  ------------
                                                              ($ in millions)
Revenues:
  Contract drilling                $223.8    $148.0           51%    $412.9        $260.3          59%
  Drilling management               157.5      81.4           93%     242.0         174.1          39%
  Oil and gas                         3.0       4.1          (27%)      9.3           7.8          19%
  Less: Intersegment revenues        (7.9)     (2.2)         259%     (13.0)         (6.8)         91%
                                   ------    ------                  ------        ------
                                   $376.4    $231.3           63%    $651.2        $435.4          50%
                                   ======    ======                  ======        ======

Operating income:
  Contract drilling                $ 90.0    $ 47.6           89%    $155.1        $ 73.2         112%
  Drilling management                10.3       5.8           78%      10.8          13.1         (18%)
  Oil and gas                         1.8       2.3          (22%)      6.8           4.4          55%
  Restructure costs                     -         -           na          -          (5.2)       (100%)
  Corporate expenses                 (6.7)     (6.5)           3%     (12.7)        (13.5)         (6%)
                                   ------    ------                  ------        ------
                                   $ 95.4    $ 49.2           94%    $160.0        $ 72.0         122%
                                   ======    ======                  ======        ======

Operating income increased by $46.2 million to $95.4 million for the second quarter of 2001 from $49.2 million for the second quarter of 2000, and by $88.0 million to $160.0 million for the six months ended June 30, 2001, from $72.0 million for the six months ended June 30, 2000. The increases were primarily attributable to increases in average rig utilization and dayrates for contract drilling and the addition to the fleet of the Glomar C.R. Luigs and Glomar Jack Ryan ultra-deepwater drillships in April and December 2000, respectively.

During the first half of 2001, rig utilization and dayrates continued to improve in the Company's core markets, which are the U.S. Gulf of Mexico, West Africa, and the North Sea. The Company's average rig utilization was 99 percent in the second quarter of 2001 with an average dayrate of $75,500, as compared to an average rig utilization of 89 percent with an average dayrate of $71,100 in the first quarter of 2001. Average dayrates for the Company's jackup rigs in the U.S. Gulf of Mexico and offshore West Africa continued their upward trend during most of the second quarter of 2001, increasing by 8 and 19 percent, respectively, from first-quarter 2001 levels. In March 2001 the Company reactivated the Glomar Arctic IV semisubmersible in the North Sea under a $23.7 million, one-year term contract after the rig had been idle for over a year, and in April 2001 the Company reactivated the Glomar High Island III jackup, which had been cold-stacked offshore West Africa for over two years. The rig is currently under contract in the U.S. Gulf of Mexico.

The Company expects its international markets, where drilling is predominantly oil-directed, to remain strong in the third quarter of 2001. However, the Company has recently experienced weakening conditions in the U.S. Gulf of Mexico market, which is predominantly a natural gas province. Although

                      GLOBAL MARINE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 JUNE 30, 2001


U.S. natural gas prices are at historically attractive levels, they have declined approximately 41 percent since the beginning of the second quarter of 2001, resulting in many operators reducing their level of drilling activity in the U.S. Gulf of Mexico. The Company believes that the decline in U.S. natural gas prices is caused by a short-term supply/demand imbalance and that high depletion rates from smaller and smaller reservoirs will contribute to a supply problem which can only be solved by additional drilling. The Company does not expect dayrates in the U.S. Gulf of Mexico to strengthen until the current downward pressure on natural gas prices abates.

In June 2001 the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45 million, resulting in a pretax gain in the amount of $35.1 million. The Company received $5 million in cash at closing with the remainder of the purchase price in the amount of $40 million, plus interest, being due on or before March 1, 2003.

At June 30, 2001, the Company had $775 million of contract drilling backlog, which it expects to realize as follows: $358 million during the remainder of 2001, $287 million in 2002, and $130 million in 2003. Contract drilling backlog at December 31, 2000, was $772 million.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:

                                                               Three Months Ended June 30,        Six Months Ended June 30,
                                                           ---------------------------------  ---------------------------------
                                                                                 % Increase                        % Increase
                                                              2001       2000    (Decrease)      2001       2000   (Decrease)
                                                           --------   --------   -----------  ---------- --------  ------------
 Contract drilling revenues by area
    (in millions): /(1)/
   Gulf of Mexico                                          $ 107.7    $  76.6       41%         $ 207.7     $131.5       58%
   West Africa                                                37.0       31.9       16%            65.4       56.2       16%
   North Sea                                                  30.8       19.4       59%            47.9       37.9       26%
   Other                                                      48.3       20.1      140%            91.9       34.7      165%
                                                           -------    -------                   -------     ------
                                                           $ 223.8    $ 148.0       51%         $ 412.9     $260.3       59%
                                                           =======    =======                   =======     ======
Average rig utilization /(2)/                                   99%        84%                       94%        80%
Average dayrate                                            $75,500    $59,400                   $73,400    $56,000

(1) Includes revenues earned from affiliates.
(2) Excludes the Glomar Beaufort Sea I concrete island drilling system, which was sold in June 2001.

Of the $75.8 million increase in contract drilling revenues for the second quarter of 2001 as compared with the second quarter of 2000, $28.0 million was attributable to the addition of the Glomar C.R. Luigs drillship in April 2000 and the Glomar Jack Ryan drillship in December 2000, $27.2 million was attributable to an increase in average rig utilization, and $20.6 million was attributable to an increase in average dayrates primarily in the U.S. Gulf of Mexico and offshore West Africa.

Of the $152.6 million increase in contract drilling revenues for the six months ended June 30, 2001, as compared with the six months ended June 30, 2000, $66.4 million was attributable to the addition of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, $47.2 million was attributable to an increase in average rig utilization, and $39.0 million was attributable to an increase in average dayrates primarily in the U.S. Gulf of Mexico and offshore West Africa.

In the second quarter of 2001, the Company averaged 100 percent utilization for its rigs in the U.S. Gulf of Mexico and offshore West Africa, and 98 percent in the North Sea. This compares with 100 percent utilization in the U.S. Gulf of Mexico, 78 percent offshore West Africa, and 60 percent in the North Sea for the second quarter of 2000.

For the six months ended June 30, 2001, the Company averaged 98 percent utilization for its rigs in the U.S. Gulf of Mexico, 93 percent offshore West Africa, and 87 percent in the North Sea. This compares with 100 percent utilization in the U.S. Gulf of Mexico, 69 percent offshore West Africa, and 60 percent in the North Sea for the comparable prior-year period.

The mobilization of rigs between the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. Specifically, the Company mobilized one jackup from the North Sea to the U.S. Gulf of Mexico in January 2000, one drillship from offshore Peru to West Africa in April 2000, one drillship from West Africa to the U.S. Gulf of Mexico in June 2000, one drillship from the U.S. Gulf of Mexico to offshore Brazil in February 2001, one jackup from West Africa to the U.S. Gulf of Mexico in March 2001, one drillship from Trinidad to the U.S. Gulf of Mexico in May 2001, and one semisubmersible from offshore the east coast of Canada to the North Sea in June 2001.

The Company's operating profit margin for contract drilling operations increased to 40 percent for the second quarter of 2001 from 32 percent for the second quarter of 2000, and operating profit margin increased to 38 percent for the six months ended June 30, 2001, from 28 percent for the comparable prior-year period. The increases in margins were primarily due to higher average rig utilization and dayrates. Contract drilling operating expenses increased by $33.4 million in the second quarter of 2001 as compared to the second quarter of 2000, and by $70.7 million for the six months ended June 30, 2001, as compared to the same period last year. The increases in operating expenses were due to higher depreciation and other operating costs in connection with the addition of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, higher operating costs due to an increase in rig utilization, and higher operating costs incurred on the Maersk Jutlander, which was being leased from the Company under a bareboat charter for most of 2000. Under a bareboat charter, the Company provides the customer with a rig, and the customer uses its own crews to operate the rig.

In July 2001 the Company began mobilizing the Glomar Adriatic IX jackup from the U.S. Gulf of Mexico to West Africa. Following the move, the rig will commence operations on or about August 9, 2001, under a 240-day contract. Also in July the Glomar Baltic I jackup entered a U.S. Gulf Coast shipyard where it is undergoing upgrades to its power and mud-pump systems, which will significantly enhance its drilling capabilities. Following completion of upgrades in early September, the rig is scheduled to depart for Trinidad, where it is committed for 180 days of work. Among the Company's other 31 rigs, as of July 31, 2001, sixteen were located in the U.S. Gulf of Mexico, seven were offshore West Africa, six were in the North Sea, and two were offshore Trinidad. As of July 31, 2001, each of the Company's thirty-three rigs was either under contract or had a commitment to begin operations shortly.

Drilling Management Services

Drilling management services revenues increased by $76.1 million to $157.5 million in the second quarter of 2001 from $81.4 million in the second quarter of 2000, and operating income increased by $4.5 million to $10.3 million in the second quarter of 2001 from $5.8 million in the second quarter of 2000. The increase in revenues consisted of a $60.3 million increase attributable to an increase in the number of turnkey projects and an $18.4 million increase attributable to daywork and other revenues, partly offset by a $2.6 million decrease attributable to lower average revenues per turnkey project. The Company completed 44 turnkey projects in the second quarter of 2001 (38 wells drilled and 6 well completions) as compared to 23 turnkey projects in the second quarter of 2000 (20 wells drilled and 3 well completions).

Operating profit margin decreased to 6.5 percent for the second quarter of 2001 as compared to 7.1 percent for the second quarter of 2000. The decrease in margin was due in part to losses totaling $6.8 million on 5 of the 44 turnkey projects completed in the second quarter of 2001 as compared to losses totaling $2.8 million on 3 of the 23 turnkey projects in the second quarter of 2000.

Drilling management services revenues increased by $67.9 million to $242.0 million for the six months ended June 30, 2001, from $174.1 million for the six months ended June 30, 2000, and operating income decreased by $2.3 million to $10.8 million for the six months ended June 30, 2001, from $13.1 million for the comparable prior-year period. The increase in revenues consisted of a $34.1 million increase attributable to an increase in the number of turnkey projects, a $26.4 million increase attributable to daywork and other revenues, and a $7.4 million increase attributable to higher average revenues per turnkey project. The Company completed 72 turnkey projects for the six months ended June 30, 2001 (59 wells drilled and 13 well completions), as compared to 59 turnkey projects for the same period last year (49 wells drilled and 10 well completions).

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

Operating profit margin decreased to 4.5 percent for the six months ended
June 30, 2001, as compared to 7.5 percent for the six months ended June 30, 2000, due in part to the loss-well offshore Louisiana discussed above. In addition, the Company incurred losses totaling $7.8 million on 9 of the 72 turnkey projects completed in the six months ended June 30, 2001, as compared to losses totaling $2.9 million on 4 of the 59 turnkey projects completed in the same period last year.

Factors that contributed to the lower margins and higher percentage of loss wells in the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, and steps the Company has implemented in response are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under "Drilling Management Services" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

On July 13, 2001, the Company experienced a well-control incident while drilling an exploratory well for a customer 20 miles south of Freeport, Texas, in the U.S. Gulf of Mexico. Thirty-nine of the forty people aboard the rig were immediately evacuated. Following an intensive multi-day search conducted with the assistance of the U.S. Coast Guard, a Company supervisor remains missing. The Company is currently attempting to control the well by drilling a relief well for plugging operations. The Company has notified its insurance carrier and believes all material costs that may arise as a direct result of the incident, including the cost of re-drilling the well, are covered by insurance, less a nominal deductible.

Other Income and Expense

General and administrative expenses increased to $6.3 million in the second quarter of 2001 from $6.0 million in the second quarter of 2000. The increase was due primarily to an increase in information systems costs, partly offset by lower compensation expense and other professional fees. General and administrative expenses decreased to $11.9 million for the six months ended June 30, 2001, from $12.2 million for the six months ended June 30, 2000. The decrease was due primarily to lower compensation expense and other professional fees, partly offset by an increase in information systems costs.

Interest expense decreased to $14.1 million in the second quarter of 2001 from $17.3 million in the second quarter of 2000, and decreased to $28.2 million for the six months ended June 30, 2001, from $34.1 million for the comparable prior-year period. The decreases were due to lower effective interest rates and debt balances.

The Company capitalized $6.9 million of interest expense in the second quarter of 2000 and $17.8 million for the six months ended June 30, 2000, in connection with construction of the two drillships. The Company did not capitalize any interest expense for the three or six months ended June 30, 2001, and does not anticipate capitalizing any interest for the remainder of 2001.

Interest income increased to $3.1 million in the second quarter of 2001 from $0.7 million in the second quarter of 2000, and increased to $6.0 million for the six months ended June 30, 2001, from $1.5 million for the same period last year. The increases were primarily due to higher average cash and short-term investment balances.

The Company's effective income tax rate for financial reporting purposes was approximately 29 and 28 percent for the three and six months ended June 30, 2001, respectively. This compares to 29 percent for both the quarter and six months ended June 30, 2000, and the U.S. federal statutory rate of 35 percent. The Company's effective tax rate for the quarter and six months ended June 30, 2001, was negatively impacted by the effect of the non-recurring gain on the sale of the Glomar Beaufort Sea I, which has an effective tax rate of 35 percent for financial reporting purposes. The Company estimates that its effective tax rate for the third and fourth quarters of 2001 will range from 23 to 24 percent based on the projected amounts of U.S. and foreign income. Because of the differences between U.S. and foreign tax rates, the Company's effective income tax rate for financial reporting purposes can be expected to fluctuate from year to year as the relative amounts of the Company's U.S. and foreign earnings fluctuate.

In the first quarter of 2000, the Company implemented a restructuring designed to streamline its organization and improve efficiency. The restructuring involved a workforce reduction of 82 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected were primarily corporate support in nature and included materials control, engineering, accounting, and information technology, among others. Approximately 80 percent of the affected positions were located in Houston, and the remaining 20 percent were located in Europe. The Company recorded a $5.2 million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures. As of June 30, 2001, substantially all payments contemplated under the restructuring were completed.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and certain other intangible assets no longer be amortized, but rather evaluated for impairment at least annually. The Company does not anticipate that adoption of SFAS 141 and 142 in the third quarter of 2001 will have a material effect on the Company's results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2001, $167.8 million of cash flow was provided by operating activities, $6.6 million was provided from exercises of employee stock options, and $5.0 million was provided from sales of properties and equipment. From these amounts, $39.4 million was used to purchase marketable securities, and $33.6 million was used for capital expenditures.

For the six months ended June 30, 2000, $293.0 million of cash flow was provided from issuance of the Zero Coupon Convertible Debentures (after deduction for legal, accounting, and underwriting fees), $73.6 million was provided by operating activities, $8.3 million was provided from exercises of employee stock options, $1.2 million was provided from sales of properties and equipment, and $0.3 million was provided from maturities of marketable securities. From these amounts, $127.6 million was used to reduce long-term debt (net of borrowings), and $100.4 million was used for capital expenditures.

Capital expenditures for the full year 2001 are anticipated to be $94 million, consisting of $90 million for upgrades to drilling fleet equipment and $4 million for other capital expenditures.

As of June 30, 2001, the Company had $290.1 million in cash, cash equivalents and marketable securities, all of which was unrestricted, as compared to $144.3 million in cash and cash equivalents at December 31, 2000. The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its cash and short-term investments and future cash flow from operations.

The Company and a number of other participants in the offshore contract drilling business in the Gulf of Mexico are defendants in a purported antitrust class action lawsuit filed in the federal district court in Galveston, Texas. The complaint alleges a conspiracy among the defendants to depress wages and benefits paid to their offshore employees. In July 2001, counsel for the putative class and certain defendants, including the Company, entered into a settlement agreement pursuant to which the members of the class would grant the settling defendants a full and final release from all claims under the lawsuit in consideration of the settling defendants' payment of varying amounts. Most of the Company's payment and defense costs would be covered by insurance, with the Company contributing an amount not considered to be material. The settlement, including the amount to be paid by the Company and the Company's release, is contingent upon final court approval of the settlement and upon an acceptable number of members of the plaintiff class not opting out of the settlement.

                     _____________________________________

                           FORWARD-LOOKING STATEMENTS

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our:

     . expectation that our international markets, where drilling is predominantly oil-driven, will remain strong in the third quarter of 2001;

     . belief that higher U.S. natural gas depletion rates from smaller and smaller reservoirs will contribute to a supply problem which can only be solved by additional drilling;

     . expectation that dayrates in the U.S. Gulf of Mexico will not strengthen until the current downward pressure on natural gas prices abates;

     . expectations regarding backlog amounts that will be realized in 2001 through 2003;

     . statements regarding timing in connection with rigs that are being moved or upgraded;

     . belief that all material costs that may arise as a direct result of the recent well-control incident in the Gulf of Mexico are covered by insurance;

     . statement that we do not anticipate capitalizing any interest for the remainder of 2001;

     .  estimates of our effective future tax rates;

     . anticipation that adoption of SFAS 141 and 142 will not have a material effect on our results of operations, financial position or cash flows;

     .  estimates regarding 2001 capital expenditures;

     .  belief in our ability to meet our current obligations; and

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

     . the discovery of significant additional oil and/or gas reserves or the construction of significant oil and/or gas delivery or storage systems that impact regional or worldwide energy markets;

     . delays in commencing or completing drilling projects due to things such as contract disputes, governmental approval delays, weather conditions, political or social unrest, or engineering or other mechanical problems;

     . unanticipated engineering, mechanical or construction problems that delay the completion of rig-related projects;

     . the uncertainties inherent in dealing with other parties and resolving insurance claims or other disputed matters through negotiation, arbitration, litigation, or by other means;

     . unexpected changes in or interpretations of tax laws or regulations or accounting rules or standards that change our effective tax rates or the way we pay or account for various items;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material change from December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported under Item 3, "Legal Proceedings," in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company and a number of other participants in the offshore drilling business in the Gulf of Mexico are defendants in a purported antitrust class action lawsuit filed in the federal district court in Galveston, Texas. The complaint alleges a conspiracy among the defendants to depress wages and benefits paid to their offshore employees. In July 2001, counsel for the putative class and certain defendants, including the Company, entered into a settlement agreement pursuant to which the members of the class would grant the settling defendants a full and final release from all claims under the lawsuit in consideration of the settling defendants' payment of varying amounts. Most of the Company's payment and defense costs would be covered by insurance, with the Company contributing an amount not considered to be material. The settlement, including the amount to be paid by the Company and the Company's release, is contingent upon final court approval of the settlement and upon an acceptable number of members of the plaintiff class not opting out of the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 17, 2001. At the meeting, four directors were elected by a vote of holders of Common Stock, $.10 par value per share, as outlined in the Company's proxy statement relating to the meeting. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934,
(b) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (c) all of such nominees were elected. The following numbers of votes were cast as to the director nominees: C. Russell Luigs, 159,723,243 votes for and 384,032 votes withheld; Edward R. Muller, 159,709,757 votes for and 397,518 votes withheld; Paul J. Powers, 159,710,456 votes for and 396,819 votes withheld; and Carroll W. Suggs, 159,716,363 votes for and 390,912 votes withheld. A vote was also taken on a proposal to approve the Global Marine 2001 Non-Employee Director Stock Option and Incentive Plan, with 108,810,524 votes being cast for approval, 50,839,116 votes being cast against approval, and 457,635 abstentions and broker non-votes. A vote was also taken on ratification of the appointment of PricewaterhouseCoopers LLP as independent certified public accountants of the Company and its subsidiaries for 2001, with 159,395,598 votes being cast for ratification, 593,210 votes being cast against ratification, and 118,467 abstentions and broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   10.1     Global Marine 2001 Non-Employee Director Stock Option and Incentive
            Plan.

   10.2 Form of Notice of Grant of Stock Options under the Global Marine 2001 Non-Employee Director Stock Option and Incentive Plan.

   15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.



(b) Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended June 30, 2001:


Date of Report        Items Reported                         Financial Statements Filed
--------------        ----------------                       ---------------------------
April 4, 2001         Item 9, Regulation FD Disclosure       None

April 17, 2001        Item 7, Financial Statements and       Unaudited financial
                      Exhibits; and Item 9, Regulation FD    statements
                      Disclosure                             for the three-month period
                                                             ended March 31, 2001*

June 11, 2001         Item 7, Financial Statements and       None
                      Exhibits; and Item 9, Regulation FD
                      Disclosure

June 28, 2001         Item 9, Regulation FD Disclosure       None

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


                                  GLOBAL MARINE INC.
                                  (Registrant)

Dated:  August 9, 2001            /s/ Douglas C. Stegall
                                  -------------------------------------
                                  Douglas C. Stegall
                                  Vice President and Controller
                                  (Duly Authorized Officer and Principal
                                  Accounting Officer of the Registrant)