Form 10-Q
period 2001-09-30
GLOBAL MARINE INC
filed 2001-11-14
CIK 41850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        (MARK ONE)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

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

The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of October 31, 2001, was 176,621,576.

                               GLOBAL MARINE INC.

                         TABLE OF CONTENTS TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001


                                                        Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      Report of Independent Accountants                   2

      Condensed Consolidated Statement of Income
       for the Three and Nine Months Ended
       September 30, 2001 and 2000                        3

      Condensed Consolidated Balance Sheet as of
       September 30, 2001 and December 31, 2000           4

      Condensed Consolidated Statement of Cash
       Flows for the Nine Months Ended
       September 30, 2001 and 2000                        6

      Notes to Condensed Consolidated Financial
       Statements                                         7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations   13

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                               20

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                              20

Item 6.   Exhibits and Reports on Form 8-K               20

SIGNATURE                                                22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Global Marine Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Global Marine Inc. and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Houston, Texas
November 12, 2001

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per-share amounts)


                                Three Months Ended  Nine Months Ended
                                   September 30,      September 30,
                                ------------------  -----------------
                                  2001      2000      2001      2000
                                 ------    ------    ------    ------
Revenues:
 Contract drilling               $222.6    $154.4    $626.4    $412.8
 Drilling management               88.5     111.9     326.6     281.1
 Oil and gas                        2.7       5.7      12.0      13.5
                                 ------    ------    ------    ------
   Total revenues                 313.8     272.0     965.0     707.4

Expenses:
 Contract drilling                105.1      77.4     290.4     216.6
 Drilling management               78.7     105.4     305.9     261.4
 Oil and gas                         .8       1.3       2.2       2.3
 Depreciation, depletion, and
  amortization                     33.3      27.8      98.7      77.6
 Restructure costs                    -         -         -       5.2
 General and administrative         5.4       5.5      17.3      17.7
                                 ------    ------    ------    ------
   Total operating expenses       223.3     217.4     714.5     580.8
                                 ------    ------    ------    ------
   Operating income                90.5      54.6     250.5     126.6

Other income (expense):
 Interest expense                 (14.4)    (15.5)    (42.6)    (49.6)
 Interest capitalized                 -       5.0         -      22.8
 Interest income                    3.7       1.2       9.7       2.7
 Gain on sale of rig                  -         -      35.1         -
                                 ------    ------    ------    ------
   Total other income
    (expense)                     (10.7)     (9.3)      2.2     (24.1)
                                 ------    ------    ------    ------
   Income before income taxes      79.8      45.3     252.7     102.5

Provision for income taxes:
 Current tax provision              4.3       5.9      11.9       9.4
 Deferred tax provision            13.4       7.1      53.7      20.1
                                 ------    ------    ------    ------
   Total provision for
    income taxes                   17.7      13.0      65.6      29.5
                                 ------    ------    ------    ------
Net income                       $ 62.1    $ 32.3    $187.1    $ 73.0
                                 ======    ======    ======    ======
Earnings per share:
 Basic                           $ 0.35    $ 0.18    $ 1.06    $ 0.42
 Diluted                         $ 0.34    $ 0.18    $ 1.03    $ 0.41

           See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)

                                     ASSETS

                                                                  September 30,   December 31,
                                                                       2001           2000
                                                                  -------------   ------------
Current assets:
 Cash and cash equivalents                                            $  290.9       $  144.3
 Marketable securities                                                    59.2              -
 Accounts receivable, net of allowances                                  196.6          189.7
 Costs incurred on turnkey drilling contracts in progress                   .3           11.2
 Prepaid expenses                                                         14.8            8.2
 Future income tax benefits                                               50.3           50.0
 Other current assets                                                      1.2            1.4
                                                                      --------       --------
    Total current assets                                                 613.3          404.8

Properties and equipment:
 Rigs and drilling equipment, less accumulated
  depreciation of $637.2 at September 30, 2001, and
  $546.9 at December 31, 2000                                          1,900.1        1,933.6
 Oil and gas properties, full-cost method, less accumulated
  depreciation, depletion, and amortization of $20.2 at
  September 30, 2001, and $18.5 at December 31, 2000                       5.6            6.5
                                                                      --------       --------
    Net properties and equipment                                       1,905.7        1,940.1

Future income tax benefits                                                   -           20.1
Other assets                                                              89.7           31.8
                                                                      --------       --------
    Total assets                                                      $2,608.7       $2,396.8
                                                                      ========       ========

           See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                ($ in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             September 30,    December 31,
                                                                  2001            2000
                                                             -------------    ------------
Current liabilities:
  Accounts payable                                              $   77.4        $  116.7
  Accrued compensation and related employee costs                   30.8            34.5
  Accrued income taxes                                              16.5            12.0
  Accrued interest                                                   8.8             8.9
  Other accrued liabilities                                         15.6            11.2
                                                                --------        --------
   Total current liabilities                                       149.1           183.3

Long-term debt                                                     909.5           901.3
Capital lease obligation                                            16.6            17.3
Deferred income taxes                                               31.0               -
Other long-term liabilities                                         35.5            24.0
Contingencies (Note 7)                                                 -               -

Shareholders' equity:
Preferred stock, $0.01 par value, 10 million
  shares authorized, no shares issued or outstanding                   -               -
Common stock, $0.10 par value, 300 million shares
  authorized, 176,611,767 shares and 176,021,490
  shares issued and outstanding at September 30, 2001
  and December 31, 2000, respectively                               17.7            17.6
Additional paid-in capital                                         359.5           350.1
Retained earnings                                                1,092.1           905.0
Accumulated other comprehensive loss                                (2.3)           (1.8)
                                                                --------        --------
   Total shareholders' equity                                    1,467.0         1,270.9
                                                                --------        --------
         Total liabilities and shareholders' equity             $2,608.7        $2,396.8
                                                                ========        ========

           See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)


                                                                         Nine Months Ended
                                                                            September 30,
                                                                      ------------------------
                                                                        2001             2000
                                                                      -------          -------
Cash flows from operating activities:
Net income                                                            $ 187.1          $  73.0
Adjustments to reconcile net income to net
  cash flow provided by operating activities:
  Depreciation, depletion, and amortization                              98.7             77.6
  Deferred income taxes                                                  53.7             20.1
  Gain on sale of rig                                                     (35.1)               -
  (Decrease) increase in accounts payable                               (39.3)             5.7
  (Increase) decrease in prepaid expenses and other current assets       (6.7)             1.1
  Increase in accounts receivable                                        (2.9)           (33.8)
  (Decrease) increase in other accrued liabilities                       (1.4)            13.7
  Decrease (increase) in costs incurred
       on turnkey drilling contracts in progress                         10.9             (2.0)
  Other, net                                                             (2.3)              .8
                                                                      -------          -------
     Net cash flow provided by operating activities                     262.7            156.2

Cash flows from investing activities:
Capital expenditures                                                    (68.8)          (133.6)
Proceeds from sales of properties and equipment                           9.0              1.8
Purchases of held-to-maturity securities                                (59.2)               -
Other                                                                    (2.0)              .3
                                                                      -------          -------
  Net cash flow used in investing activities                           (121.0)          (131.5)

Cash flows from financing activities:
Proceeds from exercises of employee stock options                         6.7             12.9
Increases in long-term debt                                                 -            754.2
Reductions of long-term debt                                                -           (804.3)
Debt issue costs                                                            -             (7.0)
Other                                                                    (1.8)            (1.8)
                                                                      -------          -------
  Net cash flow provided by (used in) financing activities                4.9            (46.0)
                                                                      -------          -------
Increase (decrease) in cash and cash equivalents                        146.6            (21.3)
Cash and cash equivalents at beginning of period                        144.3             83.3
                                                                      -------          -------
Cash and cash equivalents at end of period                            $ 290.9          $  62.0
                                                                      =======          =======

           See notes to condensed consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001

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

NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                                   Three Months                  Nine Months
                                                  Ended Sept. 30,              Ended Sept. 30,
                                                -------------------          -------------------
                                                 2001         2000            2001         2000
                                                ------       ------          ------       ------
                                                   ($ in millions, except per-share data)
Net income (numerator):
 Net income - Basic                         $       62.1   $       32.3   $      187.1   $       73.0
 Add:  Interest savings (net of tax)
  on assumed conversion of Zero
  Coupon Convertible Debentures                      1.8              -            5.2              -
                                            ------------   ------------   ------------   ------------
 Net income - Diluted                       $       63.9   $       32.3   $      192.3   $       73.0
                                            ============   ============   ============   ============
Shares (denominator):
 Shares - Basic                              176,602,233    175,586,481    176,466,007    175,135,889
 Add:
  Employee stock options                       2,231,183      4,518,352      3,216,739      4,018,224
  Shares issuable upon assumed
    conversion of Zero Coupon
    Convertible Debentures                     7,330,920              -      7,330,920           -
                                            ------------   ------------   ------------   ------------
 Shares - Diluted                            186,164,336    180,104,833    187,013,666    179,154,113
                                            ============   ============   ============   ============
Earnings per share:
 Basic                                      $       0.35   $       0.18   $       1.06   $       0.42
 Diluted                                    $       0.34   $       0.18   $       1.03   $       0.41

                      GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001

Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015. The Company may pay the repurchase price with either cash or shares of the Company's common stock or a combination thereof. The Company does not anticipate using common stock to satisfy any such future purchase obligation.

NOTE 3 - SEGMENT INFORMATION

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:


                                                  Three Months Ended    Nine Months Ended
                                                      September 30,        September 30,
                                                   -----------------    -----------------
                                                    2001       2000       2001       2000
                                                   ------     ------     ------     ------
                                                                (In millions)
Revenues from  external customers:
 Contract drilling                                 $222.6     $154.4     $626.4     $412.8
 Drilling management services                        88.5      111.9      326.6      281.1
 Oil and gas                                          2.7        5.7       12.0       13.5
                                                   ------     ------     ------     ------
 Consolidated                                      $313.8     $272.0     $965.0     $707.4
                                                   ======     ======     ======     ======
Intersegment revenues:
 Contract drilling                                 $  2.3     $  2.5     $ 11.4     $  4.4
 Drilling management services                         1.5        2.9        5.4        7.8
 Intersegment eliminations                           (3.8)      (5.4)     (16.8)     (12.2)
                                                   ------     ------     ------     ------
 Consolidated                                      $    -     $    -     $    -     $    -
                                                   ======     ======     ======     ======
Total revenues:
 Contract drilling                                 $224.9     $156.9     $637.8     $417.2
 Drilling management services                        90.0      114.8      332.0      288.9
 Oil and gas                                          2.7        5.7       12.0       13.5
 Intersegment eliminations                           (3.8)      (5.4)     (16.8)     (12.2)
                                                   ------     ------     ------     ------
 Consolidated                                      $313.8     $272.0     $965.0     $707.4
                                                   ======     ======     ======     ======
Operating income:
 Contract drilling                                 $ 85.3     $ 50.6     $240.4     $123.8
 Drilling management services                         9.8        6.4       20.6       19.5
 Oil and gas                                          1.4        3.4        8.2        7.8
 Restructure costs                                      -          -          -       (5.2)
 Corporate expenses                                  (6.0)      (5.8)     (18.7)     (19.3)
                                                   ------     ------     ------     ------
 Consolidated                                      $ 90.5     $ 54.6     $250.5     $126.6
                                                   ======     ======     ======     ======

                      GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001

NOTE 4 - RESTRUCTURE COSTS

In the first quarter of 2000, the Company implemented a restructuring designed to streamline its organization and improve efficiency. The restructuring involved a workforce reduction of 82 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected were primarily corporate support in nature and included materials control, engineering, accounting, and information technology, among others. Approximately 80 percent of the affected positions were located in Houston, and the remaining 20 percent were located in Europe. The Company recorded a $5.2 million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures. As of September 30, 2001, substantially all payments contemplated under the restructuring had been completed.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION - NONCASH INVESTING ACTIVITY

In June 2001 the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45 million. The Company received $5 million in cash at closing with the remainder of the purchase price in the amount of $40 million, plus interest, being due on or before March 1, 2003. The receivable was classified in Other Assets on the Condensed Consolidated Balance Sheet as of September 30, 2001.

NOTE 6 - MERGER ANNOUNCEMENT

On August 31, 2001, the Company entered into an agreement to merge with a subsidiary of Santa Fe International Corporation ("Santa Fe") and become a wholly-owned subsidiary of Santa Fe, which will be renamed GlobalSantaFe Corporation at the time of the merger. Under the agreement, each outstanding share of Global Marine Inc. common stock will be converted into the right to receive 0.665 newly issued ordinary shares of GlobalSantaFe Corporation. A Special Meeting of the Company's stockholders and an Extraordinary General Meeting of Santa Fe's shareholders to approve the merger are scheduled for November 20, 2001, which is the expected closing date.

Based on the number of shares of the Company and Santa Fe expected to be outstanding at the time of the merger, stockholders of the Company will own slightly more than 50%, and shareholders of Santa Fe will own slightly less than 50% of the outstanding shares of GlobalSantaFe Corporation.

The merger will be accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America, with the Company treated as the acquiring entity and Santa Fe treated as the acquired entity. Accordingly, the historical basis in assets and liabilities of the Company will be carried forward to the financial statements of GlobalSantaFe. Assets and liabilities of Santa Fe will be revalued to estimated fair value at the date of the merger in the financial statements of GlobalSantaFe. The excess of the merger purchase price over Santa Fe's revalued net assets will be recorded as goodwill. Based on the price of the Company's common stock immediately before and after the merger announcement date, as adjusted for the merger exchange ratio, the purchase price is estimated to be $2.6 billion, with goodwill estimated at $450 million.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001

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

In October 1999 the Company and the Lessors received a claim from the Shipbuilder alleging breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment, and design change orders. In its claim, the Shipbuilder also requested additional compensation totaling $50 million for increases in the drillships' steel weight. The amount of the Shipbuilder's claim in excess of the contract price totals GBP 133 million ($191 million). It is unclear whether the Shipbuilder's claim includes some or all of the steel-weight claim. With the exception of a small portion of the steel-weight claim, the Company believes that the claim is totally without merit. The contracts provide that such claims are to be resolved through arbitration in London.

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

                      GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001

additional funds necessary to keep the Shipbuilder solvent and working in an expeditious and diligent manner and to enable it to deliver the two completed drillships. In addition, the Shipbuilder's parent agreed to pay, under certain circumstances, up to GBP 3 million ($4.3 million) of the Shipbuilder's warranty on the two drillships.

The Funding Agreement did not settle any portion of the Shipbuilder's claim of GBP 133 million ($191 million). The agreement provides that the Shipbuilder will repay amounts advanced under the Funding Agreement to the extent the amount of the advanced funds exceeds any arbitration award in favor of the Shipbuilder and that the Company will pay the Shipbuilder to the extent any arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

Following its completion by the Shipbuilder, the Glomar C.R. Luigs began operating under a drilling contract in April 2000. On August 1, 2000, the Company delivered notice to the Shipbuilder of its intent to take possession of the Glomar Jack Ryan following the Shipbuilder's failure to timely deliver the vessel in accordance with the construction contract as amended by the Funding Agreement. Following the Shipbuilder's refusal to grant possession of the vessel to the Company, the Company filed an application for a mandatory injunction with the London Commercial Court requesting that the Shipbuilder be ordered to do so. The Court granted the injunction on August 11, 2000, on the condition that the Company post a bond in the amount of $100 million to secure the Shipbuilder's lien for the delivery installment in the amount of $35.8 million, inclusive of $4.8 million for change orders and shipyard expenses, and the unsecured balance of the Shipbuilder's previously disclosed claims. The Company posted the bond, took possession, and completed the Glomar Jack Ryan in another shipyard, following which the drillship began operating under a drilling contract in December 2000.

In September 2000 the Shipbuilder requested that the arbitration panel consider whether the Lessor had an obligation to pay the final delivery installment upon completion of the Glomar Jack Ryan even if the Shipbuilder was in default of its obligation to deliver the vessel, as the Company contends. The arbitration panel determined that the contract did so obligate the Lessor to make the final delivery installment and issued a preliminary award requiring the payment to the Shipbuilder of $31.8 million of the $35.8 million contractual delivery installment. The Company appealed that decision to the Commercial Court in London. In November 2000 the Commercial Court overturned the decision of the arbitration panel. The Shipbuilder appealed that decision to the Court of Appeals, and arguments were heard in late March 2001. In June 2001 the Court of Appeals ruled in favor of the Shipbuilder, and the Lessor was required to pay the Shipbuilder $31.8 million. Because the Company had previously deposited in the Payment Banks in September 2000 the amount required to satisfy its remaining obligation under the capital lease agreement with the Lessors, the decision by the Court of Appeals had no effect on the Company's cash flow in 2001. The net effect is that the Company has provided to date for the payment of the full $315 million contract price plus certain agreed change orders less the $4.0 million that the arbitration panel preliminarily allowed the Lessor to withhold from the final delivery installment. This excludes amounts totaling $103.1 million that the Company and the Lessors have advanced under the Funding Agreement. The Company's liability for the Shipbuilder's previously disclosed claims of GBP 133 million ($191 million), plus any additional steel-weight claim not included therein, and the $4.0 million balance of the contract price, as well as the parties' rights to the advances

                      GLOBAL MARINE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001

under the Funding Agreement, will be determined in the arbitration proceedings that are currently underway in London. Final claims should be presented prior to December 31, 2001.

The Company and a number of other participants in the offshore contract drilling business in the Gulf of Mexico are defendants in a purported antitrust class action lawsuit filed in the federal district court in Galveston, Texas. The complaint alleges a conspiracy among the defendants to depress wages and benefits paid to their offshore employees. In July 2001, counsel for the putative class and certain defendants, including the Company, entered into a settlement agreement pursuant to which the members of the class would grant the settling defendants a full and final release from all claims under the lawsuit in consideration of the settling defendants' payment of varying amounts. In November 2001, the Court entered a preliminary approval of the settlements previously agreed to among the parties. Most of the Company's payment and defense costs will be covered by insurance, with the Company contributing an amount not considered to be material. The settlement, including the amount to be paid by the Company and the Company's release, is contingent upon final court approval of the settlement and upon an acceptable number of members of the plaintiff class not opting out of the settlement.

Applied Drilling Technology Inc., which is a wholly-owned subsidiary of the Company ("ADTI"), Patterson Energy Services, Inc. and Eagle Oilfield Inspection Services, Inc. are defendants in a civil lawsuit filed in September 2001 by Newfield Exploration Co. and its insurance underwriters in the United States District Court for the Eastern District of Louisiana. The lawsuit arises out of damage caused to an offshore well owned by Newfield which had been drilled by ADTI in the U.S. Gulf of Mexico pursuant to a turnkey drilling contract and in respect of which Patterson Services, Inc. and Eagle Oilfield Inspection Services, Inc. also performed services. The well was damaged following completion of the turnkey contract when the well head was struck by a fishing vessel. The plaintiffs allege breach of contract, negligence, and breach of warranty on the part of the defendants and have sued for damages of approximately $13 million. The Company has not made any determination as to the merits of these claims or the availability of insurance coverage, if any, in the event ADTI incurs any liability.

The Company is involved in various lawsuits resulting from personal injury and property damage. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Summary

Data relating to the Company's operations by business segment follows:


                                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                                             ---------------------------------  -------------------------------
                                                                                    % Increase                     % Increase
                                                               2001         2000    (Decrease)    2001     2000    (Decrease)
                                                              ------       ------    ---------   ------   ------    ---------
                                                                                        ($ in millions)
Revenues:
  Contract drilling                                           $224.9        $156.9        43%    $637.8    $417.2       53%
  Drilling management                                           90.0         114.8       (22%)    332.0     288.9       15%
  Oil and gas                                                    2.7           5.7       (53%)     12.0      13.5      (11%)
  Less: Intersegment revenues                                   (3.8)         (5.4)      (30%)    (16.8)    (12.2)      38%
                                                              ------        ------               ------    ------
                                                              $313.8        $272.0        15%    $965.0    $707.4       36%
                                                              ======        ======               ======    ======
Operating income:
  Contract drilling                                           $ 85.3        $ 50.6        69%    $240.4    $123.8       94%
  Drilling management                                            9.8           6.4        53%      20.6      19.5        6%
  Oil and gas                                                    1.4           3.4       (59%)      8.2       7.8        5%
  Restructure costs                                                -             -        na          -      (5.2)    (100%)
  Corporate expenses                                            (6.0)         (5.8)        3%     (18.7)    (19.3)      (3%)
                                                              ------        ------               ------    ------
                                                              $ 90.5        $ 54.6        66%    $250.5    $126.6       98%
                                                              ======        ======               ======    ======

Operating income increased by $35.9 million to $90.5 million for the third quarter of 2001 from $54.6 million for the third quarter of 2000, and by $123.9 million to $250.5 million for the nine months ended September 30, 2001, from $126.6 million for the nine months ended September 30, 2000. The increases were primarily attributable to increases in average rig utilization and dayrates for contract drilling and the addition to the fleet of the Glomar C.R. Luigs and Glomar Jack Ryan ultra-deepwater drillships in April and December 2000, respectively.

Results for the quarter and nine months ended September 30, 2001 reflect strong utilization and dayrates received for the Company's rigs across geographic areas. While the Company's third quarter utilization rate of 95 percent was high on an absolute basis, it declined from the 99 percent reported for the second quarter of 2001. The decline was due primarily to the Glomar Baltic I, which was in the shipyard for most of the third quarter for upgrades prior to its 180-day contract in Trinidad, and the Glomar Grand Banks, which was idle for three weeks during the quarter while between contracts in the North Sea. The Company's average dayrate increased to $78,000 in the third quarter from $75,500 in the second quarter of 2001 due to increases primarily in West Africa.

Although not significantly reflected in its results, the Company has recently experienced weakening conditions in the U.S. Gulf of Mexico jackup market, which is strongly influenced by the price of natural gas. A decline in natural gas prices beginning earlier this year resulted in many operators reducing their level of drilling activity in the U.S. Gulf of Mexico, impacting both jackup utilization and dayrates. The Company believes jackup dayrates in the U.S. Gulf of Mexico could reach cash-breakeven levels and does not expect strengthening to occur until the current downward pressure on natural gas prices abates.

As a result of the strong international markets, the Company mobilized two rigs from the U.S. Gulf of Mexico during the third quarter - the Glomar Adriatic IX jackup to West Africa and the Glomar Baltic I jackup to Trinidad. In addition, the Glomar Adriatic III jackup is expected to depart the U.S. Gulf of Mexico in December to begin a multi-well program in Trinidad.

On August 31, 2001, the Company entered into an agreement to merge with a subsidiary of Santa Fe International Corporation and become a wholly-owned subsidiary of Santa Fe, which will be renamed GlobalSantaFe Corporation at the time of the merger. Under the agreement, each outstanding share of Global Marine Inc. common stock will be converted into the right to receive 0.665 newly issued ordinary shares of GlobalSantaFe Corporation. A Special Meeting of the Company's stockholders and an Extraordinary General Meeting of Santa Fe's shareholders to approve the merger are scheduled for November 20, 2001, which is the expected closing date.

Based on the number of shares of the Company and Santa Fe expected to be outstanding at the time of the merger, stockholders of the Company will own slightly more than 50%, and shareholders of Santa Fe will own slightly less than 50% of the outstanding shares of GlobalSantaFe Corporation.

The merger will be accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America, with the Company treated as the acquiring entity and Santa Fe treated as the acquired entity. Accordingly, the historical basis in assets and liabilities of the Company will be carried forward to the financial statements of GlobalSantaFe. Assets and liabilities of Santa Fe will be revalued to estimated fair value at the date of the merger in the financial statements of GlobalSantaFe. The excess of the merger purchase price over Santa Fe's revalued net assets will be recorded as goodwill. Based on the price of the Company's common stock immediately before and after the merger announcement date, as adjusted for the merger exchange ratio, the purchase price is estimated to be $2.6 billion, with goodwill estimated at $450 million.

In June 2001 the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45 million, resulting in a pretax gain in the amount of $35.1 million. The Company received $5 million in cash at closing with the remainder of the purchase price in the amount of $40 million, plus interest, being due on or before March 1, 2003.

At September 30, 2001, the Company had $683 million of contract drilling backlog, which it expects to realize as follows: $204 million during the remainder of 2001, $340 million in 2002, and $139 million in 2003. Contract drilling backlog at December 31, 2000, was $772 million.

Contract Drilling Operations

Data with respect to the Company's contract drilling operations follows:


                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                      --------------------------------    -------------------------------
                                                                            % Increase                         % Increase
                                                        2001       2000     (Decrease)      2001       2000    (Decrease)
                                                      -------    -------    ---------     -------     ------   ---------
 Contract drilling revenues by area
  (in millions): /(1)/
   Gulf of Mexico                                     $ 128.6    $ 104.2         23%      $ 336.3     $ 235.7       43%
   West Africa                                           48.6       21.8        123%        114.0        78.0       46%
   North Sea                                             31.3       13.1        139%         79.2        51.0       55%
   Other                                                 16.4       17.8         (8%)       108.3        52.5      106%
                                                      -------    -------                  -------     -------
                                                      $ 224.9    $ 156.9         43%      $ 637.8     $ 417.2       53%
                                                      =======    =======                  =======     =======

Average rig utilization /(2)/                              95%        85%                      94%         82%
Average dayrate                                       $78,000    $59,200                  $75,000     $57,100

------------------
(1) Includes revenues earned from affiliates.
(2) Excludes the Glomar Beaufort Sea I concrete island drilling system, which was sold in June 2001.

Of the $68.0 million increase in contract drilling revenues for the third quarter of 2001 as compared with the third quarter of 2000, $26.4 million was attributable to an increase in average dayrates primarily offshore West Africa and in the U.S. Gulf of Mexico, $22.0 million was attributable to an increase in average rig utilization, and $20.4 million was attributable to the addition of the Glomar Jack Ryan drillship in December 2000.

Of the $220.6 million increase in contract drilling revenues for the nine months ended September 30, 2001, as compared with the nine months ended September 30, 2000, $89.7 million was attributable to the addition of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, $68.0 million was attributable to an increase in average rig utilization, and $63.8 million was attributable to an increase in average dayrates primarily in the U.S. Gulf of Mexico and offshore West Africa.

In the third quarter of 2001, the Company averaged 100 percent utilization for its rigs offshore West Africa, 99 percent in the U.S. Gulf of Mexico, and 89 percent in the North Sea. This compares with 84 percent utilization offshore West Africa, 100 percent in the U.S. Gulf of Mexico, and 49 percent in the North Sea for the third quarter of 2000.

For the nine months ended September 30, 2001, the Company averaged 98 percent utilization for its rigs in the U.S. Gulf of Mexico, 95 percent offshore West Africa, and 88 percent in the North Sea. This compares with 100 percent utilization in the U.S. Gulf of Mexico, 74 percent offshore West Africa, and 56 percent in the North Sea for the comparable prior-year period.

The mobilization of rigs between the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. Specifically, the Company mobilized one jackup from the North Sea to the U.S. Gulf of Mexico in January 2000, one drillship from offshore Peru to West Africa in April 2000, one drillship from West Africa to the U.S. Gulf of Mexico in June 2000, one drillship from the U.S. Gulf of Mexico to offshore Brazil in February 2001 and back to the U.S. Gulf of Mexico in July 2001, one jackup from West Africa to the U.S. Gulf of Mexico in March 2001, one drillship from

Trinidad to the U.S. Gulf of Mexico in May 2001, one semisubmersible from offshore the east coast of Canada to the North Sea in June 2001, one jackup from the U.S. Gulf of Mexico to West Africa in August 2001, and one jackup from the U.S. Gulf of Mexico to Trinidad in September 2001.

The Company's operating profit margin for contract drilling operations increased to 38 percent for the third quarter of 2001 from 32 percent for the third quarter of 2000, and operating profit margin increased to 38 percent for the nine months ended September 30, 2001, from 30 percent for the comparable prior-year period. The increases in margins were primarily due to higher average rig utilization and dayrates. Contract drilling operating expenses increased by $33.3 million in the third quarter of 2001 as compared to the third quarter of 2000, and by $104.0 million for the nine months ended September 30, 2001, as compared to the same period last year. The increases in operating expenses were due to higher depreciation and other operating costs in connection with the addition of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, higher operating costs due to an increase in rig utilization, and higher operating costs incurred on the Maersk Jutlander, which was being leased from the Company under a bareboat charter for most of 2000. Under a bareboat charter, the Company provides the customer with a rig, and the customer uses its own crews to operate the rig.

As of November 6, 2001, sixteen of the Company's rigs were located in the U.S. Gulf of Mexico, eight were offshore West Africa, six were in the North Sea, and three were offshore Trinidad. At November 6, 2001, one of the Company's rigs, a jackup in the U.S. Gulf of Mexico, was without a contract.

Drilling Management Services

Drilling management services revenues decreased by $24.8 million to $90.0 million in the third quarter of 2001 from $114.8 million in the third quarter of 2000, and operating income increased by $3.4 million to $9.8 million in the third quarter of 2001 from $6.4 million in the third quarter of 2000. The decrease in revenues consisted of a $19.0 million decrease attributable to a decrease in the number of turnkey projects and a $9.0 million decrease attributable to daywork and other revenues, partly offset by a $3.2 million increase attributable to higher average revenues per turnkey project. The Company completed 29 turnkey projects in the third quarter of 2001 (24 wells drilled and 5 well completions) as compared to 37 turnkey projects in the third quarter of 2000 (26 wells drilled and 11 well completions).

Operating profit margin increased to 10.9 percent for the third quarter of 2001 as compared to 5.6 percent for the third quarter of 2000. The increase in margin was due in part to higher average turnkey revenues per project. The Company incurred losses totaling $1.3 million on 2 of the 29 turnkey projects completed in the third quarter of 2001 as compared to losses totaling $2.4 million on 2 of the 37 turnkey projects in the third quarter of 2000. In addition, the third quarter of 2000 included loss provisions totaling $2.3 million on two wells in progress at September 30, 2000, that were expected to be completed at a loss.

Drilling management services revenues increased by $43.1 million to $332.0 million for the nine months ended September 30, 2001, from $288.9 million for the nine months ended September 30, 2000, and operating income increased by $1.1 million to $20.6 million for the nine months ended September 30, 2001, from $19.5 million for the comparable prior-year period. The increase in revenues consisted of a $17.3 million increase attributable to daywork and other revenues, a $13.0 million increase attributable to higher average revenues per turnkey project, and a $12.8 million increase attributable to an increase in the number of turnkey projects. The Company completed 101 turnkey projects for the nine months ended September 30, 2001 (83 wells drilled and 18 well completions), as compared to 96 turnkey projects for the same period last year (75 wells drilled and 21 well completions).

Operating profit margin decreased to 6.2 percent for the nine months ended September 30, 2001, as compared to 6.7 percent for the nine months ended September 30, 2000. The Company incurred losses totaling $13.5 million on 10 of the 101 turnkey projects completed in the nine months ended September 30, 2001, as compared to losses totaling $5.5 million on 7 of the 96 turnkey projects completed in the same period last year.

Other Income and Expense

General and administrative expenses decreased to $5.4 million in the third quarter of 2001 from $5.5 million in the third quarter of 2000 due to lower compensation expense, partly offset by an increase in professional fees. General and administrative expenses decreased to $17.3 million for the nine months ended September 30, 2001, from $17.7 million for the nine months ended September 30, 2000, due to lower compensation expense, partly offset by an increase in professional fees and information systems costs.

Interest expense decreased to $14.4 million in the third quarter of 2001 from $15.5 million in the third quarter of 2000 primarily due to lower debt balances. Interest expense decreased to $42.6 million for the nine months ended September 30, 2001, from $49.6 million for the comparable prior-year period due to lower effective interest rates and debt balances.

The Company capitalized $5.0 million of interest expense in the third quarter of 2000 and $22.8 million for the nine months ended September 30, 2000, in connection with construction of two drillships. The Company did not capitalize any interest expense for the three or nine months ended September 30, 2001.

Interest income increased to $3.7 million in the third quarter of 2001 from $1.2 million in the third quarter of 2000, and increased to $9.7 million for the nine months ended September 30, 2001, from $2.7 million for the same period last year. The increases were primarily due to higher average cash and short-term investment balances.

The Company's effective income tax rate for financial reporting purposes was approximately 22 and 26 percent for the three and nine months ended September 30, 2001, respectively. This compares to 29 percent for both the quarter and nine months ended September 30, 2000, and the U.S. federal statutory rate of 35 percent. The Company's effective tax rate for the nine months ended September 30, 2001, was negatively impacted by the effect of the second-quarter gain on sale of the Glomar Beaufort Sea I, which has an effective tax rate of 35 percent for financial reporting purposes.

In the first quarter of 2000, the Company implemented a restructuring designed to streamline its organization and improve efficiency. The restructuring involved a workforce reduction of 82 positions, a consolidation of administrative offices in Houston and Europe, and closure of a materials control facility in Houston. The employee functions affected were primarily corporate support in nature and included materials control, engineering, accounting, and information technology, among others. Approximately 80 percent of the affected positions were located in Houston, and the remaining 20 percent were located in Europe. The Company recorded a $5.2 million pretax charge in the first quarter of 2000 in connection with the restructuring, consisting of $4.3 million for employee severance costs and $0.9 million for office and facility closures. As of September 30, 2001, substantially all payments contemplated under the restructuring were completed.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of liabilities in connection with asset retirements, and SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company does not anticipate that the adoption of SFAS No. 143 in 2003 or SFAS No. 144 in 2002 will have a material effect on its results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001, $262.7 million of cash flow was provided by operating activities, $9.0 million was provided from sales of properties and equipment, and $6.7 million was provided from exercises of employee stock options. From these amounts, $68.8 million was used for capital expenditures, $59.2 million was used to purchase marketable securities, and $3.8 million was used for other purposes.

For the nine months ended September 30, 2000, $292.7 million of cash flow was provided from issuance of the Zero Coupon Convertible Debentures (after deduction for legal, accounting, and underwriting fees), $156.2 million was provided by operating activities, $12.9 million was provided from exercises of employee stock options, $1.8 million was provided from sales of properties and equipment, and $0.3 million was provided from maturities of marketable securities. From these amounts, plus available cash, $349.8 million was used to reduce long-term debt (net of borrowings), $133.6 million was used for capital expenditures, and $1.8 million was used for other purposes.

Capital expenditures for the full year 2001 are anticipated to be $91 million, consisting of $86 million for upgrades to drilling fleet equipment and $5 million for other capital expenditures.

As of September 30, 2001, the Company had $350.1 million in cash, cash equivalents and marketable securities, all of which was unrestricted, as compared to $144.3 million in cash and cash equivalents at December 31, 2000.

In October 2001 the Company terminated its $240 million committed revolving bank credit facility, which had been unused since July 2000 and was scheduled to expire December 2002. The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its cash and short-term investments and future cash flow from operations.

                     _____________________________________

                           FORWARD-LOOKING STATEMENTS

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our stockholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Our forward-looking statements include things such as our

  . belief that jackup dayrates in the U.S. Gulf of Mexico could reach cash-breakeven levels and expectation that strengthening will not occur until the current downward pressure on natural gas prices abates;

  . expectations regarding backlog amounts that will be realized in 2001 through 2003;

  . statements regarding timing in connection with rigs that are being moved;

  . expectation that the merger with Santa Fe International Corporation will close on November 20, 2001;

  . statement regarding the relative amounts of the outstanding shares of GlobalSantaFe Corporation that will be owned by the stockholders of the Company and the shareholders of Santa Fe;

  . expectations regarding the accounting treatment of various items as a result of the merger;

  . estimates of the merger purchase price and amount of goodwill involved in the merger;

  . anticipation that adoption of SFAS 143 and 144 will not have a material effect on our results of operations, financial position or cash flows;

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

Factors that could cause or contribute to such differences include, but are not limited to:

  . changes in our customers' drilling programs or budgets due to changes in the markets and prices for oil and gas, or shifts in the relative strengths of various geographic drilling markets brought on by things such as changes in regional or worldwide economic trends;

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

  . unanticipated opposition to the merger on the part of stockholders or regulatory or other governmental authorities;

  . unanticipated changes in the numbers of shares of the Company's and/or Santa Fe's stock outstanding;

  . unanticipated challenges to the accounting treatment of items in the merger;

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material change from December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported under Item 3, "Legal Proceedings," in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company and a number of other participants in the offshore drilling business in the Gulf of Mexico are defendants in a purported antitrust class action lawsuit filed in the federal district court in Galveston, Texas. The complaint alleges a conspiracy among the defendants to depress wages and benefits paid to their offshore employees. In July 2001, counsel for the putative class and certain defendants, including the Company, entered into a settlement agreement. The settlement agreement is discussed in note 7 of the financial statements in this Quarterly Report on Form 10-Q, which discussion is incorporated herein by this reference thereto.

Applied Drilling Technology Inc., which is a wholly-owned subsidiary of the Company ("ADTI"), Patterson Energy Services, Inc. and Eagle Oilfield Inspection Services, Inc. are defendants in a civil lawsuit filed in September 2001 by Newfield Exploration Co. and its insurance underwriters in the United States District Court for the Eastern District of Louisiana. The lawsuit arises out of damage caused to an offshore well owned by Newfield which had been drilled by ADTI in the U.S. Gulf of Mexico pursuant to a turnkey drilling contract and in respect of which Patterson Services, Inc. and Eagle Oilfield Inspection Services, Inc. also performed services. The well was damaged following completion of the turnkey contract when the well head was struck by a fishing vessel. The plaintiffs allege breach of contract, negligence, and breach of warranty on the part of the defendants and have sued for damages of approximately $13 million. The Company has not made any determination as to the merits of these claims or the availability of insurance coverage, if any, in the event ADTI incurs any liability.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   2.1 Agreement and Plan of Merger dated as of August 31, 2001, among Santa Fe International Corporation, Silver Sub, Inc., Gold Merger Sub, Inc. and Global Marine Inc. (Incorporated herein by this reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 4, 2001.)

   2.2 Shareholder Agreement dated as of August 31, 2001, between Global Marine Inc. and SFIC Holdings (Cayman), Inc. (Incorporated herein by this reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated September 4, 2001.)

  10.1 Global Marine Personal Financial Planning Assistance Program for Senior Executive Officers, adopted August 16, 2001.

  10.2 Global Marine Personal Financial Planning Assistance Program for Key Employees, adopted August 16, 2001.

  10.3 Amended and Restated Employment Agreement dated as of August 16, 2001, among the

          Company, Global Marine Corporate Services Inc. and Robert E. Rose; and First Amendment thereto dated August 31, 2001.

 10.4 Form of Severance Agreement dated August 16, 2001, between the Company and six executive officers, respectively.

 10.5 Global Marine Severance Program for Shorebased Staff Personnel, as amended and restated effective August 16, 2001.

 10.6 Resolution of the Compensation Committee of the Company's Board of Directors dated August 16, 2001, regarding Modification of Performance Stock Awards.

 10.7 Resolution of the Compensation Committee of the Company's Board of Directors dated August 16, 2001, regarding Grant of Restricted Stock.

 10.8 Resolution of the Company's Board of Directors dated August 31, 2001, regarding Director Compensation.

 15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

(b) Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended September 30, 2001:

   Date of Report               Items Reported             Financial Statements Filed
---------------------   ------------------------------   ------------------------------
July 6, 2001            Item 7, Financial Statements     None
                        and Exhibits; and Item 9,
                        Regulation FD Disclosure

July 17, 2001           Item 7, Financial Statements     Unaudited financial
                        and Exhibits; and Item 9,        statements for the three-month
                        Regulation FD Disclosure         period ended September 30, 2001*

August 3, 2001          Item 7, Financial Statements     None
                        and Exhibits; and Item 9,
                        Regulation FD Disclosure

September 4, 2001       Item 5, Other Events; and        None
                        Item 7, Financial Statements
                        and Exhibits

September 7, 2001       Item 7, Financial Statements     None
                        and Exhibits; and Item 9,
                        Regulation FD Disclosure

September 26, 2001      Item 9, Regulation FD            None
                        Disclosure

September 28, 2001      Item 5, Other Events; and        None
                        Item 7, Financial Statements
                        and Exhibits

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

                                  GLOBAL MARINE INC.
                                  (Registrant)

Dated: November 13, 2001          /s/ Douglas C. Stegall
                                  ----------------------------------------
                                  Douglas C. Stegall
                                  Vice President and Controller
                                  (Duly Authorized Officer and Principal
                                  Accounting Officer of the Registrant)