Form 10-K
period 2001-12-31
GLOBAL MARINE INC
filed 2002-03-29
CIK 41850

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                 2001 FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                          Commission file number 1-5471

                                  ------------

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


           Securities registered pursuant to Section 12(b) of the Act:
                                      None


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


The Registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----

PART I

Items 1. and 2.     Business and Properties                                                                    4
Item 3.             Legal Proceedings                                                                         14
Item 5.             Market for Registrant's Common Equity and Related Stockholder Matters                     16

PART II

Item 7.             Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                     17
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk                                27
Item 8.             Financial Statements and Supplementary Data                                               29
Item 9.             Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                                                  58


PART IV

Item 14.            Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K                                                                 59


                                   ----------


FORWARD-LOOKING STATEMENTS

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our shareholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Forward-looking statements are often but not always identifiable by use of words such as "anticipate," "believe," "budget," "could," "estimate," "expect," "forecast," "intend," "may," "might," "plan," "predict," "project," and "should."

Our forward-looking statements include statements about the following subjects: our possible or assumed future results of operations; effects or results of our recent merger; estimated expenditures and the timing of expenditures; the adequacy of our valuation allowance in connection with net operating loss carryforwards; estimated restructure costs; future domestic and international markets for drilling and drilling management services; our ability to meet our current obligations; the effects of recent accounting pronouncements; the potential effect of any additional payments that could be required under our fully-defeased financing leases on two drillships; our exposure to market interest rate fluctuations; our funding and financing plans; outcomes of legal and administrative proceedings; costs, adequacy or availability of insurance; and any other statements that are not historical facts.

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

Factors that could cause or contribute to such differences include, but are not limited to:

     -    worldwide demand for oil and natural gas;

     -    fluctuation in the price of oil and natural gas;

     - the level of activity in oil and natural gas exploration, development and production;

     -    exploration success by producers;

     - competition and market conditions in the offshore contract drilling industry, including dayrates and utilization;

     -    the ability to enter into and the terms of future drilling contracts;

     - the risks of failing to complete a well or wells under turnkey contracts;

     -    other risks inherent in turnkey contracts;

     -    risks of international operations and compliance with foreign laws;

     -    compliance with or breach of environmental laws;

     - changes in oil and natural gas drilling technology or in our competitors drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

     -    the availability of qualified personnel;

     -    operating hazards inherent in drilling for oil and natural gas;

     - political and other uncertainties inherent in non-U.S. operations, including exchange and currency fluctuations;

     -    military operations, terrorist acts, wars or embargoes;

     -    the cost and availability of adequate insurance coverage;

     -    the impact of governmental laws and regulations;

     -    the adequacy of sources of liquidity;

     -    the effect of litigation and contingencies;

     - difficulties in integrating the operations of Santa Fe International and Global Marine following the recent merger; and

     - such other factors as may be discussed in this report in the "Risk Factors" section under Items 1 and 2 and elsewhere, and in our other reports filed with the U.S. Securities and Exchange Commission.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SPEAKS ONLY AS OF THE DATE OF THE PARTICULAR STATEMENT, AND WE DISCLAIM ANY OBLIGATION OR UNDERTAKING TO DISSEMINATE ANY UPDATES OR REVISIONS TO OUR STATEMENTS, FORWARD-LOOKING OR OTHERWISE, TO REFLECT CHANGES IN OUR EXPECTATIONS OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENTS ARE BASED.


                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

Global Marine Inc. is a wholly-owned subsidiary of GlobalSantaFe Corporation. Unless otherwise provided, the term "Company" refers to Global Marine Inc. and, unless the context otherwise requires, to its consolidated subsidiaries. The Company's businesses are conducted by subsidiaries of Global Marine Inc.

The Company, headquartered in Houston, Texas, provides offshore oil and gas contract drilling services on a daily-rate ("dayrate") basis and offshore oil and gas drilling management services on a dayrate or completed-project, fixed-price ("turnkey") basis, and participates in oil and gas exploration and production activities. Business segment and geographic information is set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

MERGER OF SANTA FE INTERNATIONAL CORPORATION AND GLOBAL MARINE INC.

On November 20, 2001, Santa Fe International Corporation ("Santa Fe International") and the Company consummated their business combination with the merger (the "Merger") of an indirect wholly-owned subsidiary of Santa Fe International with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Santa Fe International. In connection with the Merger, Santa Fe International was renamed GlobalSantaFe Corporation ("GlobalSantaFe"). At the effective time of the Merger, each issued and outstanding share of the Company's common stock, par value $0.10 per share, was converted into the right to receive 0.665 ordinary shares, par value $0.01 per share, of GlobalSantaFe ("GlobalSantaFe Ordinary Shares"). Approximately 118 million GlobalSantaFe Ordinary Shares were issued in connection with the Merger.

BACKGROUND OF SANTA FE INTERNATIONAL

At the time of the Merger, Santa Fe International was a leading international offshore and land contract driller of oil and natural gas wells and owned and operated a high-quality, technically advanced fleet of 26 marine drilling rigs and 31 land drilling rigs in 16 countries throughout the world. In addition, Santa Fe International operated 13 marine drilling rigs owned by third parties. Santa Fe International primarily contracted its drilling rigs, related equipment and crews to oil and gas companies on a dayrate basis. As part of its contract drilling services, Santa Fe International also provided third-party rig operations and incentive drilling services to the international oil and gas industry. In the area of drilling management services, Santa Fe International provided drilling engineering and project management services. Santa Fe International was incorporated in its current form under the laws of the Cayman Islands in 1990.

REASONS FOR THE MERGER

Santa Fe International and the Company agreed to merge because both companies believe that the combination will provide the operational scale and market coverage needed to deliver superior service to the world's leading oil and natural gas companies. By combining the companies, Santa Fe International and the Company expect to create the potential for stronger operating and financial results than either company could achieve on its own and, in doing so, procure substantial benefits for their shareholders, customers and employees.

CONTRACT DRILLING

Substantially all of the Company's domestic offshore contract drilling operations are conducted by GlobalSantaFe Drilling Company, a wholly-owned subsidiary of the Company headquartered in Houston, Texas, and substantially all international offshore contract drilling operations are conducted by GlobalSantaFe International Drilling Corporation, a wholly-owned subsidiary of the Company headquartered in The Hague, Netherlands.

Offshore Rig Fleet. The Company has a modern, diversified, active fleet of 33 mobile offshore drilling rigs, consisting of 23 cantilevered jackups, five third-generation semisubmersibles, one fourth-generation semisubmersible, three ultra-deepwater, dynamically-positioned drillships, and one moored drillship.

Rig Types. Jackup rigs have elevating legs that extend to the sea bottom, providing a stable platform for drilling, and are generally preferred in water depths of 350 feet or less. All of the Company's jackup rigs have drilling equipment mounted on cantilevers, which allow the equipment to extend outward from the rigs' hulls over fixed drilling platforms and enable operators to drill both exploratory and development wells. The Company has extended the reach of the cantilevers on 16 of its 23 jackups beyond the reach originally designed for these units. This enables the drilling equipment to operate over larger production platforms. In addition, two of the Company's jackups have been equipped with skid-off packages, which allow the drilling equipment to be transferred to fixed production platforms.

Semisubmersible rigs are floating offshore drilling units with pontoons and columns that, when flooded with water, cause the unit to partially submerge to a predetermined depth. Most semisubmersibles are anchored to the sea bottom, but some use dynamic positioning ("DP"), which allows the vessels to be held in position by computer-controlled propellers, known as thrusters. Semisubmersibles are classified into five generations, distinguished mainly by their age, environmental rating, variable deck load, and water-depth capability. The Company's Glomar Arctic I, Glomar Arctic III, Glomar Arctic IV, Glomar Grand Banks and Maersk Jutlander semisubmersibles are third-generation, conventionally-moored rigs suitable for drilling in water depths ranging from 1,200 to 3,400 feet. The Company's Glomar Celtic Sea is a fourth-generation semisubmersible capable of drilling in water depths of up to 5,750 feet, and utilizes a mooring system that is DP-assisted.

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

Drilling Contracts and Major Customers. Contracts to employ the Company's drilling rigs extend over a specified period of time or the time required to drill a specified well or number of wells. While the final contract for employment of a rig is the result of negotiations between the Company and the customer, most contracts are awarded based upon competitive bidding. The rates specified in drilling contracts are generally on a dayrate basis, payable in U.S. dollars, and vary depending upon the type of rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions, and other variables. Each contract provides for a basic dayrate during drilling operations, with lower rates or no payment for periods of equipment breakdown, adverse weather or other conditions that may be beyond the Company's control. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed amounts, or no payment during the mobilization or demobilization. A contract may be terminated by the customer if the rig is destroyed or, in some cases, if drilling operations are suspended for a specified period of time due to a breakdown of major equipment, in the event of poor operational, safety or environmental performance not remedied by the Company within a specified period, or if other events occur that are beyond either party's control.

The Company's offshore contract drilling business is subject to the usual risks associated with having a limited number of customers for its services. Two customers each accounted for more than 10% of consolidated revenues in 2001. ExxonMobil provided $177.0 million of contract drilling revenues, and British Petroleum ("BP") provided $134.2 million of contract drilling revenues and $1.5 million of drilling management services revenues. No single customer accounted for more than 10% of consolidated revenues in 2000 or 1999.

DRILLING MANAGEMENT SERVICES

The Company provides drilling management services priced primarily on a turnkey basis through a wholly-owned subsidiary, Applied Drilling Technology Inc. ("ADTI"), and through GlobalSantaFe Drilling U.K. Limited ("GSFDUK"). ADTI operates primarily in the U.S. Gulf of Mexico, and GSFDUK operates in areas other than the U.S. Gulf of Mexico. Under a turnkey arrangement, the Company will assume responsibility for the design and execution of a well and deliver a logged or loggable hole to an agreed depth for a guaranteed price. Compensation is contingent upon satisfactory completion of the drilling program. Under the Company's turnkey drilling operations, the Company provides planning, engineering, and management services beyond the scope of its traditional contract drilling business and thereby assumes greater liability.

OIL AND GAS OPERATIONS

The Company conducts oil and gas exploration, development, and production activities through its wholly-owned subsidiary, Challenger Minerals Inc. ("CMI"). CMI acquires its interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for the Company's drilling management services operations. In this capacity, CMI facilitated ADTI's acquisition of contracts to drill 25 turnkey wells in 2001, resulting in 5 new discoveries. Substantially all of the Company's oil and gas activities are conducted in the United States offshore Louisiana and Texas.

RISK FACTORS

GLOBALSANTAFE MAY FACE DIFFICULTIES IN INTEGRATING THE OPERATIONS OF SANTA FE INTERNATIONAL AND THE COMPANY AND THE EXPECTED BENEFITS OF THE MERGER MAY NOT BE REALIZED

Santa Fe International and the Company operated in the past as separate companies. GlobalSantaFe's management team has no experience running the combined businesses. Santa Fe International and the Company may not be able to integrate their operations without a loss of employees, customers or suppliers, a loss of revenues, an increase in operating or other costs or other difficulties. In addition, GlobalSantaFe may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from the Merger. Any unexpected costs or delays incurred in connection with the integration could have a material adverse effect on the Company's business, results of operations or financial condition.

RECENT TERRORIST ATTACKS COULD RESULT IN A MATERIAL ADVERSE EFFECT ON THE BUSINESS OF THE COMPANY

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the world's financial and insurance markets and have significantly increased political and economic instability in geographic areas in which the Company operates. In addition, these attacks may lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services. Although the Company has not experienced any material adverse effects on its results of operations as a result of terrorist acts to date, there can be no assurance that terrorism and its effects on the Company or its markets will not significantly affect the Company's business in the future. Immediately following the events of September 11, the Company's war risk and terrorist insurance underwriters cancelled those coverages in accordance with the terms of the policies and offered to reinstate them for significantly higher premiums. The Company reinstated and currently maintains war and terrorism coverage for its fleet. This coverage is cancelable by underwriters on forty-eight hours notice, and there can be no assurance that underwriters will not cancel nor that they will then offer to reinstate on terms deemed acceptable by the Company. The Company's insurance program, of which war and terrorism coverage forms a part, expires in June 2002. The Company expects that significant premium and deductible increases will be imposed when the program is renewed. The Company has made no decision as to whether it will maintain war or terrorism coverage on any portion of its fleet after renewal of the insurance program. The attacks led to war in Afghanistan and may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such acts of terrorism could be directed against companies such as ours. United States government regulations effectively preclude the Company from actively engaging in business activities in certain countries, including oil-producing countries such as Iran, Iraq and Libya. These regulations could be amended to cover countries where the Company currently operates or where the Company may wish to operate in the future. These developments will subject the worldwide operations of the Company to increased risks and, depending on their magnitude, could have a material adverse effect on the business of the Company.

THE COMPANY'S BUSINESS DEPENDS ON THE LEVEL OF ACTIVITY IN THE OIL AND NATURAL GAS INDUSTRY, WHICH IS SIGNIFICANTLY AFFECTED BY THE LEVEL AND VOLATILITY OF OIL AND NATURAL GAS PRICES

The Company's business depends on the level of activity in offshore oil and natural gas exploration, development and production in markets worldwide. Oil and natural gas prices, and market expectations of potential changes in these prices, significantly affect this level of activity. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Numerous factors may affect oil and natural gas prices and the level of demand for the Company's services, including:

     -    worldwide demand for oil and natural gas;

     - the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

     -    the level of production by non-OPEC countries;

     -    domestic and foreign tax policy;

     - laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions;

     -    advances in exploration and development technology; and

     - the worldwide military or political environment, including uncertainty or instability resulting from an outbreak or escalation of armed hostilities or other crisis in the Middle East or other geographic areas in which the Company operates or further acts of terrorism in the United States or elsewhere.

THE COMPANY'S BUSINESS IS HIGHLY PRICE-COMPETITIVE AND CYCLICAL, WITH PERIODS OF LOW DEMAND AND EXCESS RIG AVAILABILITY

The offshore drilling business is highly competitive with numerous industry participants. The industry has experienced consolidation in recent years and may experience additional consolidation. Recent mergers among oil and natural gas exploration and production companies have reduced the number of available customers.

Drilling contracts are, for the most part, awarded on a competitive bid basis. Price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment are also factors. The Company competes with numerous offshore drilling contractors, one of which is larger and has greater resources than the Company. Further, the Company's drilling management services business will be subject to the risks associated with having a limited number of customers for its services.

The industry in which the Company operates historically has been cyclical and may be impacted by oil and natural gas price levels and volatility. There have been periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply intensify the competition in the industry and often result in rigs being idled. Decreases in natural gas prices since the beginning of second quarter of 2001 have decreased the demand for rigs and dayrates in the U.S. Gulf of Mexico, a predominantly natural gas province in which the Company has significant operations, as operators have reduced their level of spending activity. Further declines in oil or natural gas prices could reduce demand for the Company's drilling services and adversely affect both utilization and dayrates in one or more of the regions in which it operates. The Company may be required to idle rigs or to enter into lower-rate contracts in response to market conditions in the future.

TURNKEY DRILLING OPERATIONS ARE CONTINGENT ON THE COMPANY'S ABILITY TO WIN BIDS AND ON RIG AVAILABILITY

The Company's results of operations from its drilling management services may be limited by its ability to obtain and successfully perform turnkey drilling contracts based on competitive bids, as well as other factors. Its ability to obtain turnkey drilling contracts will largely depend on the number of these contracts available for bid, which in turn will be influenced by market prices for oil and natural gas, among other factors. Accordingly, results of the Company's drilling management service operations may vary widely from quarter to quarter and from year to year. Furthermore, the Company's ability to enter into turnkey drilling contracts may be constrained from time to time by the availability of Company-owned or third-party drilling rigs.

TURNKEY DRILLING OPERATIONS EXPOSE THE COMPANY TO ADDITIONAL RISKS BECAUSE IT ASSUMES THE RISK FOR OPERATIONAL PROBLEMS AND THE CONTRACTS ARE ON A FIXED-PRICE BASIS

The Company enters into a significant number of turnkey contracts each year. In 2001, the Company, primarily through its subsidiary ADTI, completed 119 turnkey projects (97 wells drilled and 22 well completions). The Company's compensation under turnkey contracts will depend on whether it successfully drills to a specified depth or, under some of its contracts, completes the well. Unlike dayrate contracts, where ultimate control is exercised by the operator, the Company will be exposed to additional risks when serving as a turnkey drilling contractor because it will make all critical decisions. Under a turnkey contract, the amount of the Company's compensation will be fixed at the amount it bids to drill the well. Thus, it will not be paid if operational problems prevent performance unless it chooses to drill a new well at its own expense. Further, the Company must absorb the loss if unforeseen problems arise that cause the cost of performance to exceed the turnkey price. By contrast, in a dayrate contract, the customer generally retains these risks. Although the Company will budget for these contingencies, there can be no assurance that the cost of contingencies will not exceed budgeted amounts. The Company is not insured against all of these risks associated with turnkey drilling operations. See "The Company's Business Involves Numerous Operating Hazards and It is Not Fully Insured Against All of Them."

FAILURE TO OBTAIN AND RETAIN KEY PERSONNEL COULD IMPEDE OPERATIONS

The Company requires highly skilled personnel to operate and provide technical services and support for its business. Competition for the skilled and other labor required for deepwater and other drilling operations has intensified as the number of rigs activated or added to worldwide fleets or under construction has increased in the last few years. Although competition for skilled and other labor has not materially affected the Company to date, the Company has recently found it more difficult to find qualified individuals, and the possibility exists that competition for skilled and other labor for deepwater and other operations could limit the Company's results of operations.

THE COMPANY RELIES HEAVILY ON A SMALL NUMBER OF CUSTOMERS

The Company's offshore contract drilling business is subject to the usual risks associated with having a limited number of customers for its services. Two customers each accounted for more than 10% of consolidated revenues in 2001. ExxonMobil provided $177.0 million of contract drilling revenues, and BP provided $134.2 million of contract drilling revenues and $1.5 million of drilling management services revenues. No single customer accounted for more than 10% of consolidated revenues in 2000 or 1999. The Company's results of operations could be materially adversely affected if any of its major customers terminates its contracts with the Company, fails to renew the Company's existing contracts or refuses to award new contracts to the Company.

THE COMPANY MAY SUFFER LOSSES IF ITS CUSTOMERS TERMINATE OR SEEK TO RENEGOTIATE ITS CONTRACTS

The Company's contracts with customers may be cancellable upon specified notice at the option of the customer. Some drilling contracts require the customer to pay a specified early termination payment upon cancellation, which payments may not fully compensate the Company for the loss of the contract. Contracts customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig or if drilling operations are suspended for extended periods of time by reason of acts of God or excessive rig downtime for repairs, or other specified conditions. Early termination of a contract may result in a rig being idle for an extended period of time. The Company's revenues may be adversely affected by customers' early termination of contracts, especially if the Company is unable to recontract the affected rig within a short period of time. Further, in times of depressed market conditions, the Company's customers historically have on occasion sought to renegotiate firm drilling contracts to reduce their obligations.

THE COMPANY'S BUSINESS INVOLVES NUMEROUS OPERATING HAZARDS AND IT IS NOT FULLY INSURED AGAINST ALL OF THEM

The Company's operations are subject to the usual hazards incident to the drilling of oil and natural gas wells, including blowouts, explosions, oil spills and fires. The Company's activities are also subject to hazards peculiar to marine operations, such as collision, grounding, and damage or loss from severe weather.

All of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. The Company insures against, or will have indemnification from customers for some, but not all, of these risks. The Company's insurance contains various limitations on coverage and deductibles.

The Company currently maintains insurance coverage against certain general and marine public liabilities, including liability for personal injury, in the amount of $200 million, subject to a self-insured retention of no more than $250,000 per occurrence. In addition, the Company's rigs and related equipment are separately insured under hull and machinery policies against certain marine and other perils resulting in property damage, subject to a self-insured retention generally of no more than $300,000 per occurrence. The Company's current practice is to insure each active rig for its market value; however, the Company's insurance does not cover all costs required to replace each rig with a newly constructed one.

The Company also purchases loss of hire (business interruption) insurance on a few of its rigs that are consistently contracted at higher dayrates. The decision to insure a rig for loss of hire is dependent on utilization levels as well as the contracted dayrates. No assurance can be made that the Company will continue to insure any of its rigs against such risks.

The Company's rigs are currently insured against losses resulting from war and terrorism perils. Any decision to continue this coverage will be based on premium levels as well as contractual requirements to maintain the coverage.

With respect to the turnkey drilling operations, the Company purchases insurance to cover well control expense, pollution liability and re-drill expense in an amount normally not less than $30 million per occurrence. The Company is not insured against certain drilling risks such as stuck drill stem that could result in delays or the non-performance of a turnkey drilling contract.

The Company believes its policy of purchasing insurance coverage is consistent with its industry peers for the types, amounts and limits of insurance maintained. However, as a result of poor underwriting results suffered by the insurance industry over the past few years and the catastrophic events of September 11, 2001, insurance will not be available at the same premium and deductible levels as it has been in the past.

The Company is currently evaluating its insurance coverage and expects to incur significant premium and deductible increases on new insurance coverage when its existing insurance program expires in June 2002.

The occurrence of a significant event, including terrorist acts, war, civil disturbances, pollution or environmental damage, not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations, could materially and adversely affect the Company's operations and financial condition. Moreover, no assurance can be made that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable or be able to obtain insurance against certain risks, particularly in light of the instability and developments in the insurance markets following the recent terrorist attacks.

THE COMPANY'S INTERNATIONAL OPERATIONS INVOLVE ADDITIONAL RISKS NOT ASSOCIATED WITH DOMESTIC OPERATIONS

Risks associated with the Company's international operations in non-U.S. areas, any of which could limit or disrupt the Company's markets or operations, include heightened risks of:

     -    terrorist acts, war and civil disturbances;

     -    expropriation or nationalization of assets;

     -    renegotiation or nullification of existing contracts;

     -    foreign exchange restrictions;

     -    foreign currency fluctuations;

     -    foreign taxation;

     -    assaults on property or personnel;

     - limitations on the ability to repatriate income or capital to the U.S.;

     -    changing political conditions; and

     -    foreign and domestic monetary policies.

Additionally, the Company's ability to compete in the international drilling market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of drilling contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, foreign governmental regulations, which may in the future become applicable to the oil and natural gas industry, could reduce demand for the Company's services, or such regulations could directly affect the Company's ability to compete for customers.

THE COMPANY MAY SUFFER LOSSES AS A RESULT OF CURRENCY RISKS

A majority of the Company's international drilling and services contracts are partially payable to it in local currency in amounts that are generally intended to approximate its estimated operating costs, with the balance of the payments under the contract payable in U.S. dollars. In certain jurisdictions, such as Nigeria, regulations exist which determine the amounts that are payable in local currency. Those amounts can exceed the local currency costs being incurred, leading to accumulation of excess local currency which in certain instances can be subject to either temporary blocking or difficulties in converting to U.S. dollars. To the extent that its revenues denominated in local currency do not equal its local operating expenses, the Company is exposed to currency exchange transaction losses, which could materially and adversely affect its results of operations and financial condition. The Company has not historically entered into financial hedging arrangements to manage risks relating to fluctuations in currency exchange rates.

LAWS AND GOVERNMENTAL REGULATIONS MAY ADD TO COSTS OR LIMIT DRILLING ACTIVITY

The Company's business is affected by changes in public policy and by federal, state, foreign and local laws and regulations relating to the energy industry. The drilling industry is dependent on demand for services from the oil and natural gas exploration industry and, accordingly, the Company will be directly affected by the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental and other policy reasons. The Company may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to the Company's operating costs or may significantly limit drilling activity.

Governments in some non-U.S. countries have become increasingly active in regulating and controlling the ownership of concessions, companies holding concessions, the exploration of oil and natural gas and other aspects of the oil and natural gas industries in these countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

THE COMPANY MAY BE LIMITED IN ITS USE OF ITS NET OPERATING LOSSES

The Company's ability to realize the benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss ("NOL") carryforwards. The Company has established a valuation allowance against the future tax benefit of a portion of its NOL carryforwards and could be required to record an additional valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from its current estimates. The Company's NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities in the jurisdictions where the loss was incurred.

As of December 31, 2001, the Company had approximately $397.7 million of NOL carryforwards for United States federal income tax purposes. The NOL carryforwards are subject to review and potential disallowance by the Internal Revenue Service upon audit of its federal income tax returns. The Company can therefore provide no assurance that the full amount of its NOL carryforwards will be allowed. The NOL carryforwards are scheduled to expire from 2004 to 2018. As a result of the Merger, Section 382 of the U.S. Internal Revenue Code may limit the future use of the NOL carryforwards if ownership of the Company's stock changes by more than 50% in certain circumstances over a prescribed testing period. The Company believes that it has not undergone a greater-than-50-percent ownership change and that the Company's NOL carryforwards are currently available for use without a Section 382 limitation. The Internal Revenue Service, however, may determine upon audit that the Merger did cause such an ownership change. If the Merger does not result in such an ownership change, changes in the ownership of GlobalSantaFe's stock following the Merger could result in such an ownership change. In the event of an ownership change, the Section 382 rules limit the utilization of the NOL carryforwards in each taxable year ending after the ownership change to an amount equal to a federal long-term tax-exempt rate published monthly by the Internal Revenue Service, multiplied by the fair market value of all of the Company's stock at the time of the ownership change. For purposes of this calculation, the value of the Company's stock could also be subject to adjustments, thereby further limiting the ability of the Company to utilize its NOL carryforwards in each taxable year thereafter.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS COULD SIGNIFICANTLY AFFECT THE COMPANY'S OPERATIONS

The Company's operations are subject to numerous federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. As a result, the application of these laws and regulations could materially adversely affect the Company's results of operations by increasing its cost of doing business, discouraging its customers from drilling for hydrocarbons or subjecting it to liability. For example, the Company, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the Outer Continental Shelf, is liable for damages and for the cost of removing oil spills for which it may be held responsible, subject to certain limitations. The Company's operations may involve the use or handling of materials that may be classified as environmentally hazardous substances. Laws and regulations protecting the environment have generally become more stringent, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault. Environmental laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.

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

OPA '90 also requires lessees, permittees, or holders of a right of use of offshore facilities (including mobile offshore drilling rigs while attached to the ocean floor) to certify evidence of financial responsibility. This financial responsibility requirement varies from $10 million to $150 million per facility, with the actual requirement determined based on an estimate of the number of barrels of oil which could be spilled under a worst-case scenario. The Department of the Interior's Minerals Management Service is responsible for promulgating regulations implementing the financial responsibility requirements with respect to offshore facilities. The Company does not presently operate an offshore facility, but may do so in the future. The Company's offshore drilling operations in the Gulf of Mexico are largely dependent on oil and gas companies' drilling activities, which, in turn, ultimately depend on their ability to meet the OPA '90 financial responsibility requirements.

EMPLOYEES

The Company had approximately 3,000 employees worldwide at December 31, 2001. The Company requires highly skilled personnel to operate its drilling rigs and, accordingly, conducts extensive personnel training and safety programs.

ITEM 3.  LEGAL PROCEEDINGS

ADTI, Patterson Energy Services, Inc. and Eagle Oilfield Inspection Services, Inc. are defendants in a civil lawsuit filed in September 2001 by Newfield Exploration Co. ("Newfield") and its insurance underwriters in the United States District Court for the Eastern District of Louisiana. The lawsuit arises out of damage caused to an offshore well owned by Newfield which had been drilled by ADTI in the U.S. Gulf of Mexico pursuant to a turnkey drilling contract and in respect of which Patterson Services, Inc. and Eagle Oilfield Inspection Services, Inc. also performed services. The well was damaged following completion of a turnkey contract when the well head was struck by a fishing vessel. The plaintiffs allege breach of contract, negligence and breach of warranty on the part of the defendants and have sued for damages of approximately $13 million. The Company has not made any determination as to the merits of these claims or the availability of insurance coverage, if any, in the event that ADTI incurs any liability.

The Company and a number of other participants in the offshore contract drilling business in the Gulf of Mexico are defendants in a class action lawsuit pending in the United States District Court for the Southern District of Texas. The lawsuit alleges a conspiracy among the defendants to fix or restrain wages and benefits paid to their offshore employees, and seeks an unspecified amount of damages, treble damages and other relief. Although the Company has vigorously denied the allegations, it has agreed to settle the lawsuit. The Company agreed to pay a total of $8.7 million, of which $7.6 million will be paid by the Company's insurance underwriters. This settlement is subject to approval by the Court, which has already rendered its preliminary approval. While the Company expects the settlement to receive the required approval, should it not the Company will vigorously defend the lawsuit and does not expect that the matter will have an adverse effect on the Company's business or financial position, results of operations or cash flows, although the Company cannot provide any assurance as to the outcome of the proceedings.

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

Under the terms of the Funding Agreement, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, L.57 million ($92.6 million) above the drillships' $315 million contract price. The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reached L.65 million ($104.7 million). The Company and the Lessors have advanced a total of L.63.9 million ($103.1 million) under the Funding Agreement, including L.6.9 million ($10.5 million) in connection with the Company's share of cost overruns.

In December 2001 and January 2002, the Shipbuilder served points of claim in the existing arbitration proceedings for the shipbuilding contracts for the Glomar C.R. Luigs and the Glomar Jack Ryan, respectively. The Shipbuilder claims breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment and information relating thereto, and change orders. The Shipbuilder also requested additional compensation for increases in the steelweight of the drillships. The claims for the two drillships total L.169 million ($240.1 million) together with $43.6 million in respect to the steelweight claims, in excess of the contract price. With the exception of a small portion of the steelweight claim, the Company believes that the claims are totally without merit. The contracts provide that such claims are to be resolved through arbitration in London.

The Funding Agreement did not settle any portion of the Shipbuilder's claims referred to above. The agreement provides that the Shipbuilder will repay to the Company amounts advanced under the Funding Agreement to the extent the amount of the advanced funds exceeds any arbitration award in favor of the Shipbuilder and that the Company will pay the Shipbuilder to the extent any arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

In September 2000, the Shipbuilder requested that the arbitration panel consider whether the Company had an obligation to pay the final delivery installment upon completion of the vessel even if the Shipbuilder was in default of its obligation to deliver the vessel, as the Company contends. The arbitration panel determined that the contract did so obligate the Company to make the final delivery installment and issued a preliminary award requiring the payment to the Shipbuilder of $31.8 million of the $35.8 million contractual delivery installment. The Company appealed that decision to the Commercial Court in London and was required to deposit the $31.8 million in the Registry of the Court. In November 2000, the Commercial Court overturned the decision of the arbitration panel. In May 2001, the court of appeals reinstituted the award in favor of the Shipbuilder, and the Company paid the $31.8 million. The Shipbuilder has now requested that the Company be required to pay the balance of the delivery installment ($4.0 million). Should the arbitrators agree with the Shipbuilder, the net effect in that case will be that the Company will have provided for the payment of the full contract price of $315 million plus the cost of certain agreed change orders and related expenses. This price excludes amounts totaling $103.1 million that the Company has advanced under the Funding Agreement. The Company's liability for the previously disclosed claims and the Company advances under the Funding Agreement will be determined in the arbitration proceedings that are currently underway in London.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its property is the subject.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

At the effective time of the Merger, each issued and outstanding share of common stock, par value $0.10 per share, of the Company was converted into the right to receive 0.665 ordinary shares, par value $0.01 per share, of GlobalSantaFe. Approximately 118 million GlobalSantaFe Ordinary Shares were issued in connection with the Merger. As a result of the Merger, the Company is now a wholly-owned subsidiary of GlobalSantaFe and currently has no outstanding shares listed on any stock exchange or traded in any public market.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a domestic and international offshore drilling contractor, with a modern, diversified fleet of 33 mobile offshore drilling rigs worldwide, providing offshore drilling services on a dayrate basis in the U.S. Gulf of Mexico and internationally. The Company also provides drilling management services on a turnkey basis. As part of its drilling management services, the Company provides planning, engineering and management services beyond the scope of its traditional contract drilling business. The Company also engages in oil and gas exploration, development and production activities principally in order to facilitate the acquisition of turnkey contracts for its drilling management services operations. As a result of the Merger, the Company is now a wholly-owned subsidiary of GlobalSantaFe Corporation.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. The following is a discussion of the Company's most significant accounting policies pertaining to properties and depreciation, revenue recognition and income taxes as well as the use of estimates.

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

Jackup drilling rigs and semisubmersibles are depreciated over 30-year lives, with salvage values of $0.5 million per rig for jackups and $1.0 million per rig for semisubmersibles. Drillships, with the exception of the Glomar Explorer, are depreciated over 20-year lives, with salvage values of $1.0 million per rig. The Glomar Explorer is being depreciated over the time that remained on its 30-year lease as of the date it entered service following its conversion to a drillship, or approximately 28 years, with no salvage value.

The Company reviews its long-term assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain intangibles to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

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

REVENUE RECOGNITION

The Company's contract drilling business provides fully-crewed rigs to customers on a dayrate basis. Dayrate contracts can be for a specified period of time or the time required to drill a specified well or number of wells. Revenues and expenses from dayrate drilling operations, which are classified under contract drilling services, are recognized on a per-day basis as the work progresses. Lump-sum fees received as compensation for the cost of relocating drilling rigs from one major operating area to another, whether received up-front or upon termination of the drilling contract, are recognized as earned, which is generally over the term of the related drilling contract.

The Company also designs and executes specific offshore drilling or well-completion programs for customers at fixed prices under short-term "turnkey" contracts. Revenues and expenses from turnkey contracts, which are classified under drilling management services, are earned and recognized upon completion of each contract using the completed contract method of accounting.

INCOME TAXES

As a result of the Merger, the Company is now a wholly-owned subsidiary of a Cayman Islands company, which is not subject to income taxes in the Cayman Islands. Income taxes have been provided based on the tax laws and rates in effect in the countries in which the operations are conducted and income is earned. The income taxes in these jurisdictions vary substantially. The Company's effective tax rate for financial statement purposes will continue to fluctuate from year to year as the Company's operations are conducted in different taxing jurisdictions. The Company's ability to realize the benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards.

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

Key estimates used by management in this report include:

     Allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on analysis of historical collection activity. Factors that may affect this estimate include changes in the financial position of a major customer or significant changes in the prices of oil or natural gas.

     Depreciation and amortization. The Company depreciates its rigs and equipment over their remaining estimated useful lives. The Company's estimates of these remaining useful lives may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry.

     Tax estimates. The Company's ability to realize the benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company has established a valuation allowance against the future tax benefit of a portion of its NOL carryforwards and could be required to record an additional valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from its current estimates. The Company's NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities in the jurisdictions where the loss was incurred.

     Accrued claims and liabilities. The Company estimates its accrued claims and liabilities based on the facts and circumstances specific to the claims and past experience with similar claims. The actual outcome of litigated claims could differ significantly from estimated amounts.

MERGER WITH SANTA FE INTERNATIONAL

On November 20, 2001, the Company merged with a subsidiary of Santa Fe International and became a wholly-owned subsidiary of Santa Fe International, which was renamed GlobalSantaFe Corporation at the time of the Merger.

In connection with the Merger, GlobalSantaFe has implemented a restructuring program designed to streamline its organization and improve efficiency. The portion of this restructuring program affecting the Company involves a workforce reduction of approximately 30 positions, the consolidation of the Company's administrative office in Lafayette into the Company's Houston office and the consolidation of Santa Fe International's and the Company's North Sea administrative offices in Aberdeen, Scotland. The employee functions affected are primarily corporate support in nature and include accounting, information technology, and employee benefits, among others. Approximately 80% of the affected positions are located in Houston, and the remaining 20% are located in Europe. Estimated restructure costs in connection with the Company's portion of the restructuring program were recorded as a pretax charge in the fourth quarter of 2001, which consisted of the following:

                                                                     Office Closures
                                  Employee             Other               and            Directors'
                                  Severance        Compensation       Consolidation    Separation and
Restructure Costs:                  Costs             Expense         of Facilities    Other Costs (2)         Total
------------------             ---------------    ---------------    ---------------   ---------------    ---------------
                                                                     ($ in millions)

Houston and Lafayette Offices:
Number of Employees - 24 (1)
Restructure cost expense       $           8.2    $           4.6    $           4.1   $           3.8    $          20.7
December payments                           --               (4.6)                --              (1.3)              (5.9)
                               ---------------    ---------------    ---------------   ---------------    ---------------
Liability at 12/31/01                      8.2                 --                4.1               2.5               14.8
                               ---------------    ---------------    ---------------   ---------------    ---------------

Aberdeen Office:
Number of Employees - 6 (1)
Restructure cost expense                   1.3                 --                0.2               0.1                1.6
December payments                         (0.4)                --                 --                --               (0.4)
                               ---------------    ---------------    ---------------   ---------------    ---------------
Liability at 12/31/01                      0.9                 --                0.2               0.1                1.2
                               ---------------    ---------------    ---------------   ---------------    ---------------

Total:
Number of Employees - 30 (1)
Restructure cost expense                   9.5                4.6                4.3               3.9               22.3
December payments                         (0.4)              (4.6)                --              (1.3)              (6.3)
                               ---------------    ---------------    ---------------   ---------------    ---------------
Liability at 12/31/01          $           9.1    $            --    $           4.3   $           2.6    $          16.0
                               ===============    ===============    ===============   ===============    ===============


----------
(1)  Estimated at the time of the Merger.

(2) The liability at December 31, 2001 includes $2.0 million of special termination costs related to certain retirement plans which was included in Other long-term liabilities on the Consolidated Balance Sheets.

OPERATING RESULTS

SUMMARY

Data relating to the Company's operations by business segment follows:

                                                   Increase                          Increase
                                    2001          (Decrease)          2000          (Decrease)          1999
                                ------------     ------------     ------------     ------------     ------------
                                                                 ($ in millions)
Revenues:
  Contract drilling             $      856.1               45%    $      589.2               14%    $      517.7
  Drilling management                  408.9               (8%)          445.6               58%           282.2
  Oil and gas                           13.9              (31%)           20.1              142%             8.3
  Less: Intersegment revenues          (21.7)              44%           (15.1)             (12%)          (17.2)
                                ------------                      ------------                      ------------
                                $    1,257.2               21%    $    1,039.8               31%    $      791.0
                                ============                      ============                      ============

Operating income:
  Contract drilling             $      310.2               68%    $      184.5               20%    $      153.5
  Drilling management                   32.9               52%            21.6               62%            13.3
  Oil and gas                            8.4              (31%)           12.2              510%             2.0
  Restructure costs                    (22.3)             329%            (5.2)              na               --
  Corporate expenses                   (26.1)               6%           (24.6)              (4%)          (25.5)
                                ------------                      ------------                      ------------
                                $      303.1               61%    $      188.5               32%    $      143.3
                                ============                      ============                      ============


Operating income increased by $114.6 million to $303.1 million in 2001 from $188.5 million in 2000. The increase in operating income in 2001 as compared to 2000 was primarily attributable to the full year results of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, added to the Company's fleet in April 2000 and December 2000, respectively, along with increases in average dayrates and rig utilization. Operating income for 2001 included a $22.3 million charge in connection with a restructuring program related to the Merger.

Operating income increased by $45.2 million to $188.5 million in 2000 from $143.3 million in 1999. The increase was attributable to the addition to the fleet of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, an increase in average rig utilization, and higher income from drilling management services and oil and gas. Operating income for 2000 included a $5.2 million charge in connection with a restructuring program comprised of a workforce reduction and consolidation of facilities.

The largest drilling market in the world is the U.S. Gulf of Mexico jackup market. This market is strongly influenced by the price of natural gas, which began to weaken considerably in the first quarter of 2001. Natural gas prices have continued to decline into the first quarter of 2002, and high natural gas storage levels, a weak U.S. economy and a warmer than normal winter will likely delay the recovery of U.S. natural gas prices until late 2002 or sometime in 2003. Until U.S. natural gas prices improve, demand for the Company's jackup rigs in the U.S. Gulf of Mexico is expected to remain soft, and dayrates are anticipated to remain near cash-breakeven levels. International drilling activity remained strong throughout 2001. Utilization and dayrates either improved or remained steady at high rates for the Company's international operations, although some signs of dayrate softening appeared in certain sectors of the international jackup market in late 2001. A continuation of weak natural gas prices and a soft jackup market in the U.S. Gulf of Mexico could result in additional softening of certain international markets as rigs may begin to mobilize out of the Gulf of Mexico to other markets.

In June 2001 the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45.0 million, resulting in a pretax gain in the amount of $35.1 million.

CONTRACT DRILLING OPERATIONS

Data with respect to the Company's contract drilling operations follows:

                                                            Increase                        Increase
                                              2001         (Decrease)         2000         (Decrease)          1999
                                          ------------    ------------    ------------    ------------     ------------
                                                        ($ in millions, except for average dayrates)
Contract drilling revenues by area: (1)
    U.S. Gulf of Mexico                   $      446.4              28%   $      349.5              86%    $      187.8
    West Africa                                  163.1              55%          104.9               6%            98.5
    North Sea                                    119.7              73%           69.1             (49%)          134.5
    Other                                        126.9              93%           65.7             (32%)           96.9
                                          ------------                    ------------                     ------------
                                          $      856.1              45%   $      589.2              14%    $      517.7
                                          ------------                    ------------                     ------------

Average rig utilization (2)                         93%                             84%                              76%

Average dayrate:                          $     76,100                    $     59,000                     $     59,600

-------------
(1)  Includes revenues earned from affiliates.

(2) Excludes the Glomar Beaufort Sea I concrete island drilling system, which was sold in June 2001.

Contract drilling revenues increased by $266.9 million to $856.1 million in 2001 compared to $589.2 million in 2000. Approximately $104.3 million of this increase was due to the addition of the Glomar C.R. Luigs and Glomar Jack Ryan drillships in April 2000 and December 2000, respectively. Increases in average dayrates and rig utilization accounted for an additional $95.1 million and $67.5 million, respectively, of the increase. The increase in average dayrates in 2001 as compared to 2000 was primarily due to operations in West Africa and the U.S. Gulf of Mexico, and the increase in average rig utilization was primarily due to operations in West Africa and the North Sea.

Contract drilling revenues increased by $71.5 million to $589.2 million in 2000 compared to $517.7 million in 1999. Approximately $55.1 million of this increase was attributable to the addition of the Glomar C.R. Luigs and Glomar Jack Ryan drillships in April 2000 and December 2000, respectively, and $49.3 million was attributable to an increase in average rig utilization. These increases in contract drilling revenues were partly offset by a $32.4 million decrease attributable to lower average dayrates. The increase in average rig utilization in 2000 as compared to 1999 was due primarily to operations in the U.S. Gulf of Mexico and West Africa, partly offset by lower average utilization in the North Sea. The lower average dayrates were due in part to the expiration of higher dayrate contracts signed when offshore drilling markets were tighter and to unanticipated rig downtime attributable primarily to repair work on certain deepwater rigs. These decreases were partly offset by higher dayrates for jackup rigs in the U.S. Gulf of Mexico.

The Company's average utilization rate for its drilling rigs in the Gulf of Mexico was 94%, 100% and 95% for 2001, 2000 and 1999, respectively. The Company's average utilization rate for its rigs located offshore West Africa was 97%, 77% and 48% for 2001, 2000 and 1999, respectively. Average utilization rates for the Company's rigs in the North Sea was 88%, 62% and 81% for 2001, 2000 and 1999, respectively.

The mobilization of rigs among the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. During 1999, the Company mobilized two jackups from West Africa to the U.S. Gulf of Mexico, one jackup from the North Sea to the U.S. Gulf of Mexico, one drillship from West

Africa to offshore Peru, and one drillship from the U.S. Gulf of Mexico to West Africa. During 2000, the Company mobilized one drillship from offshore Peru to West Africa and one drillship from West Africa to the U.S. Gulf of Mexico. During 2001, the Company mobilized one drillship from the U.S. Gulf of Mexico to offshore Brazil and back to the U.S. Gulf of Mexico, one jackup from West Africa to the U.S. Gulf of Mexico, one drillship from Trinidad to the U.S. Gulf of Mexico, one semisubmersible from offshore the east coast of Canada to the North Sea, one jackup from the U.S. Gulf of Mexico to West Africa, and two jackups from the U.S. Gulf of Mexico to Trinidad.

Operating income and operating margin increased to $310.2 million and 36%, respectively, for 2001 compared to $184.5 million and 31%, respectively, for 2000 due primarily to increases in average dayrates and utilization. Operating expenses increased by $141.2 million to $545.9 million in 2001 from $404.7 million in 2000. The increase in contract drilling operating expenses in 2001 as compared to 2000 was primarily due to higher operating costs in connection with the full-year operations of the Glomar C.R. Luigs and the Glomar Jack Ryan drillships, an increase in rig utilization, and full-year crewed operations of the Maersk Jutlander, which was being leased from the Company under a bareboat charter for most of 2000. Under a bareboat charter, the Company provides the customer with a rig, and the customer uses its own crews to operate the rig.

The Company's operating profit margin for contract drilling operations increased to 31% in 2000 from 30% in 1999 primarily due to the increase in average rig utilization noted above. Operating expenses increased to $404.7 million in 2000 from $364.2 million in 1999 primarily due to higher depreciation and other operating costs incurred in connection with the addition of the Glomar C.R. Luigs and higher operating costs due to fewer idle rigs in 2000 as compared to 1999.

DRILLING MANAGEMENT SERVICES

Drilling management services revenues decreased by $36.7 million to $408.9 million in 2001 from $445.6 million in 2000. The decrease in drilling management services revenues consisted of a $77.3 million decrease attributable to a decrease in the number of turnkey projects, partly offset by a $25.3 million increase attributable to higher average revenues per turnkey project and a $15.3 million increase attributable to daywork and other revenues. The Company completed 119 turnkey projects in 2001 (97 wells drilled and 22 well completions) as compared to 149 projects in 2000 (122 wells drilled and 27 well completions).

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

Operating income for drilling management services increased by $11.3 million to $32.9 million in 2001 from $21.6 million in 2000, and operating profit margin increased to 8.0% in 2001 from 4.8% in 2000. The increase in operating margin in 2001 as compared to 2000 was due in part to the Company incurring fewer loss wells in 2001 as compared to 2000. The Company incurred losses totaling $13.5 million on 11 of the 119 turnkey projects in 2001 as compared to losses totaling $18.1 million incurred on 18 of the 149 turnkey projects during 2000.

Also contributing to the increase in the Company's operating margin in 2001 as compared to 2000 was a turnkey well drilled in the North Sea in December 2000. The turnkey drilling contract guaranteed the Company recovery of its turnkey drilling costs upon completion of the well and included a provision for additional revenue based on production from the well. The Company received $4.1 million of additional revenue from this well in the fourth quarter of 2001, all of which was operating profit. The Company expects to receive an estimated $1.7 million of additional revenue under the turnkey contract in the first quarter of 2002.

Operating income for drilling management services increased by $8.3 million to $21.6 million in 2000 from $13.3 million in 1999, and operating profit margin increased to 4.8% in 2000 from 4.7% in 1999. Results for drilling management services in 2000 were mixed. The Company completed a record number of turnkey projects in 2000; however, margins were below expectations due in part to losses totaling $18.1 million incurred on 18 of the 149 turnkey projects during the year. The losses resulted in part from an aggressive pricing strategy intended to protect market share and in part to a dilution of experienced rig crew personnel across the fleet of third-party rigs used by the Company, as rig utilization was reaching a peak in the fourth quarter of 2000. The Company believes this dilution of experienced personnel translated into an additional 2 1/2 days of drilling time per well, on average, and an estimated $7 to $8 million of total additional cost in the fourth quarter of 2000. In addition, the Company experienced a higher than normal incidence of problem wells during the fourth quarter of 2000 related to hazards inherent in oil and gas drilling operations. As a result, the Company implemented a plan in early 2001 to increase budgeted margins and estimated drilling time in its bids to restore margins to more historical levels.

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

OTHER INCOME AND EXPENSE

General and administrative expenses were $24.0 million in 2001, $22.6 million in 2000, and $23.6 million in 1999. The increase in general and administrative expenses for 2001 was primarily due to an increase in information systems costs and professional fees, partly offset by lower compensation expense. The decrease in general and administrative expenses from 1999 to 2000 was due to lower professional fees and other expenses resulting from the Company's cost-cutting program, partly offset by higher compensation expense.

Interest expense was $57.4 million for 2001, $63.6 million for 2000, and $56.6 million for 1999. The decrease in interest expense from 2000 to 2001 was due in part to lower effective interest rates due to the issuance of the Zero Coupon Convertible Debentures in June 2000 as well as lower debt balances. The increase in interest expense from 1999 to 2000 was primarily attributable to higher levels of debt incurred to finance the upgrade and construction of rigs, partially offset by lower effective interest rates in 2000 due to the issuance of the Zero Coupon Convertible Debentures.

Interest income increased to $13.3 million in 2001, from $4.0 million in 2000 and $2.7 million in 1999 primarily due to higher average cash balances and short-term investments in 2001 as compared to 2000 and 1999.

In June 2001 the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45.0 million, resulting in a pretax gain in the amount of $35.1 million.

The Company's effective tax rates were approximately 42% in 2001, 27% in 2000, and 22% in 1999. The Company's effective tax rate for 2001 was increased by a $47.2 million net tax expense recorded to increase the valuation allowance against the Company's NOL carryforwards. The Company's ability to realize the benefit of these NOL carryforwards requires that the Company achieve a certain level of future earnings in the United States prior to the expiration of its NOL carryforwards. Reduced activity levels in the U.S. Gulf of Mexico in 2001 contributed to a decrease in the expected future earnings of the Company's U.S. subsidiaries. Also, as a result of the Merger, the expiration dates of the Company's NOL carryforwards were accelerated by one year, decreasing the number of years available to fully utilize the NOL carryforwards before they expire. The Company's effective tax rate for 2001 was also increased as a result of the 35% effective tax rate recorded on the gain on the sale of the Glomar Beaufort Sea I in June 2001.

The Company intends to permanently reinvest in the business of its Controlled Foreign Corporations all of their unremitted earnings. As a result, the Company has not provided for deferred taxes on $352.0 million of cumulative unremitted earnings at December 31, 2001. It is not practicable to estimate the amount of deferred tax expense associated with these unremitted earnings.

The Company has not provided for deferred taxes on earnings generated by assets operating temporarily in certain taxable jurisdictions. In these circumstances, management expects that, due to the changing demands of the offshore drilling markets, the Company's mobile assets will be redeployed to other locations to secure contracts in stronger markets. Therefore, management does not expect such mobile assets will reside in a location long enough to give rise to future tax consequences, thereby rendering inappropriate the recognition of deferred taxes. Should management's expectations change regarding the length of time a mobile asset will be used in a given location, the Company would adjust deferred taxes accordingly.

The Company believes the positions taken on its tax returns with regard to the taxability of its subsidiaries are reasonable; however, it cannot provide assurance that its positions will never be challenged or that, if challenged, the Company would prevail.


LIQUIDITY AND CAPITAL RESOURCES

FINANCING AND INVESTING ACTIVITIES

Significant financing and investing activities during the year ended December 31, 2001, were as follows:

     o June 2001 - Completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45 million.

     o October 2001 - Terminated the Company's $240 million committed revolving bank credit facility, which had been unused since July 2000 and was scheduled to expire December 2002.

In June 2000, the Company completed a private placement of Zero Coupon Convertible Debentures due June 23, 2020, and received net proceeds of $292.6 million after deduction for legal, accounting, and underwriting fees. The Company used the proceeds of the debentures, plus available cash, to pay off outstanding commercial paper, which had been issued primarily to finance construction of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, and for general corporate purposes.

The convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5 percent per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe Ordinary Shares (4,875,062 total shares, as restated to reflect the effect of the exchange ratio established in the Merger Agreement) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price equal to the accreted value through the date of repurchase. The Company may pay the repurchase price with either cash or stock or a combination thereof. The Company does not anticipate using stock to satisfy any such future purchase obligation. After the Merger, the Zero Coupon Convertible Debentures as well as the 7-1/8% Notes and 7% Notes continue to remain the obligations solely of the Company as a subsidiary of GlobalSantaFe, which did not guarantee the notes.

The Company's debt to capitalization ratio, including its capitalized lease obligation, was 39.2% at December 31, 2001 compared to 42.0% at December 31, 2000.

CASH FLOWS

In 2001 cash flow provided by operating activities amounted to $364.8 million. An additional $12.4 million was provided from sales of properties and equipment, and $6.9 million was provided from exercises of employee stock options. Cash outflows for 2001 consisted of $97.3 million for capital expenditures, $39.7 million for purchases of marketable securities (net of proceeds from maturities), $14.4 of Merger-related costs and $7.7 million for other purposes.

In 2000 cash flow provided by operating activities amounted to $280.6 million. An additional $292.6 million was provided from issuance of the Zero Coupon Convertible Debentures (after deduction for legal, accounting, and underwriting fees), $14.0 million was provided from exercises of employee stock options, and $3.3 million was provided from other sources. Cash outflows for 2000 included $349.9 million for debt service, $177.8 million for capital expenditures, and $1.8 million for other purposes.

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

In 1999 cash flow provided by operating activities amounted to $271.9 million. An additional $194.9 million was provided from borrowings under the Company's bank credit facilities and commercial paper program (net of payments), $6.4 million was provided from sales of properties and equipment, and $3.4 million was provided from exercises of employee stock options. Cash outflows for 1999 included $448.1 million for capital expenditures and $2.1 million for other purposes.

FUTURE CASH REQUIREMENTS

As of December 31, 2001, the Company had long-term debt, including capitalized lease obligations, of $929.2 million and stockholders' equity of $1.4 billion. Long-term debt consisted of the Company's $316.0 million (net of discount) Zero Coupon Convertible Debentures due 2020, $299.6 million (net of discount) 7-1/8% Notes due 2007, $296.6 million (net of discount) 7% Notes due 2028, and a $17.0 million capital lease obligation.

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

The Company has various commitments primarily related to its debt and capital lease obligations as well as leases for office space and other property and equipment. The Company expects to fund these commitments with cash generated from operations.

The following table summarizes the Company's contractual cash obligations at December 31, 2001.

                                                                    Payments Due by Period
                                           ------------------------------------------------------------------------
Contractual Cash Obligations                                Less than                                    After 4
----------------------------                   Total          1 Year       1-2 Years      3-4 years       Years
                                           ------------   ------------   ------------   ------------   ------------
                                                                         (In millions)
Principal payments on long-term debt (1)   $    1,200.0   $         --   $         --   $         --   $    1,200.0
Interest payments                                 675.9           42.4           42.4           42.4          548.7
Capital lease obligations (2)                      44.2            1.8            1.8            1.8           38.8
Non-cancellable operating leases                   12.2            3.6            3.2            3.1            2.3
                                           ------------   ------------   ------------   ------------   ------------
      Total contractual cash obligations   $    1,932.3   $       47.8   $       47.4   $       47.3   $    1,789.8
                                           ------------   ------------   ------------   ------------   ------------

(1) Represents cash payments required. Long-term debt is recorded net of unamortized discount at December 31, 2001. Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures as early as June 23, 2005. See discussion of long- term debt above in "Financing and Investing Activities."

(2) Represents cash payments required. Obligation is recorded at net present value at December 31, 2001.

SOURCES OF LIQUIDITY

As of December 31, 2001, the Company had $408.9 million of cash, cash equivalents and marketable securities, all of which was unrestricted. The Company had $144.3 million in cash and cash equivalents at December 31, 2000.

The Company believes, based on current management estimates, that it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its cash and short-term investments and future cash flow from operations. See
"Forward-Looking Statements" and "Risk Factors."

RECENT ACCOUNTING PRONOUNCEMENTS

In 2001 the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142
(1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company will adopt the provisions of SFAS No. 142 in the first quarter of 2002. The Company is in the process of preparing for the adoption of SFAS No. 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. The Company does not believe that the adoption of this statement will have a material effect on its results of operations, financial position or cash flows.

SFAS No. 143 establishes accounting standards for the recognition and measurement of liabilities in connection with asset retirements, and SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company does not anticipate that the required adoption of SFAS No. 143 in 2003 or SFAS No. 144 in 2002 will have a material effect on its results of operations, financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE AND MARKET VALUE RISK

In 1998 the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan. Pursuant to two 20-year capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the "Lessors"), which now own the drillships and have agreed to lease them to the Company. The Company has deposited with three large foreign banks (the "Payment Banks") amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $62 million (the "Defeasance Payment"). In exchange for the deposits, the Payment Banks have assumed liability for making rental payments required under the leases and the Lessors have legally released the Company as the primary obligor of such rental payments. Accordingly, the Company has recorded no capital lease obligations on its balance sheet with respect to the two drillships. The Glomar C.R. Luigs and the Glomar Jack Ryan began operating under contract in April and December 2000, respectively.

The Company has certain market interest rate risk exposure in connection with its fully-defeased financing leases for the Glomar C. R. Luigs and Glomar Jack Ryan. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, the Company will be required to make additional payments to augment the annual payments made by the Payment Banks pursuant to the agreements. If the December 31, 2001 LIBOR rate of 4.11% were to continue over the next eleven years, the Company would be required to fund an additional estimated $40 million during that period. Any additional funding amounts made by the Company pursuant to the financing leases would increase the carrying value of its leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then remaining useful lives. The Company does not expect that, if required, any additional payments made under these leases would be material to its financial position or results of operations in any one year.

The Company also has other financial instruments, the market values of which are potentially sensitive to changes in market interest rates, including its short-term investment portfolio, its fixed-rate debt and its zero coupon convertible debt.

The objectives of the Company's short-term investment strategy are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As a result, the Company's investment portfolio at December 31, 2001, consists primarily of high credit quality commercial paper and money market funds, all with original maturities of less than five months. The Company believes that the carrying value of these investments approximates market value at December 31, 2001 due to the short-term nature of these instruments.

The estimated fair value of the Company's $300 million principal amount 7-1/8% Notes due 2007, based on quoted market prices, was $313.4 million at December 31, 2001, compared to the carrying amount of $299.6 million. The estimated fair value of the Company's $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $285.5 million at December 31, 2001, compared to the carrying amount of $296.6 million. The estimated fair value of the Company's $600 million Zero Coupon Convertible Debentures due 2020, based on quoted market prices, was $306.1 million at December 31, 2001, compared to the carrying amount of $316.0 million.

The Company does not consider its exposure to market interest rate fluctuations to be material to its financial position, results of operations or cash flows.

The Company currently does not use financial derivative instruments to manage interest rate risk; however, the Company closely monitors the relationship between any interest-rate sensitive assets and liabilities and may elect to use derivatives in the future.

FOREIGN CURRENCY RISK

The Company, through its international operations, is subject to foreign currency risk. This risk arises from holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company attempts to minimize this currency risk by seeking international drilling contracts payable in local currency in amounts equal to its estimated local currency based operating costs and in U.S. dollars for the balance of the contract. Due to this strategy, the Company has minimized its net asset or liability positions denominated in local currencies and has not experienced significant gains or losses associated with changes in currency exchange rates. Accordingly, the Company has not entered into financial hedging transactions to manage risks relating to fluctuations in currency exchange rates. The Company may, however, enter into such transactions in the future should the Company assume significant foreign currency risks.

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

The Company's cash deposits were distributed among various banks in the areas of the Company's operations throughout the world as of December 31, 2001. In addition, the Company had commercial paper, money-market funds, repurchase agreements, and Eurodollar time deposits with a variety of financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Global Marine Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Global Marine Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 14, 2002

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (In millions)


                                                               Year Ended December 31,
                                                ------------------------------------------------
                                                    2001              2000              1999
                                                ------------      ------------      ------------

Revenues:
  Contract drilling                             $      842.4      $      584.1      $      507.7
  Drilling management                                  400.9             435.6             275.0
  Oil and gas                                           13.9              20.1               8.3
                                                ------------      ------------      ------------
     Total revenues                                  1,257.2           1,039.8             791.0

Expenses:
  Contract drilling                                    404.0             299.3             271.1
  Drilling management                                  367.8             413.8             261.5
  Oil and gas                                            3.4               3.4               2.7
  Depreciation, depletion, and amortization            132.6             107.0              88.8
  Restructure costs                                     22.3               5.2                --
  General and administrative                            24.0              22.6              23.6
                                                ------------      ------------      ------------
                                                       954.1             851.3             647.7
                                                ------------      ------------      ------------
     Operating income                                  303.1             188.5             143.3

Other income (expense):
  Interest expense                                     (57.4)            (63.6)            (56.6)
  Interest capitalized                                    --              26.4              25.9
  Interest income                                       13.3               4.0               2.7
  Gain on sale of rig                                   35.1                --                --
  Other                                                 (0.3)               --                --
                                                ------------      ------------      ------------
     Total other income (expense)                       (9.3)            (33.2)            (28.0)
                                                ------------      ------------      ------------
     Income before income taxes                        293.8             155.3             115.3

Provision for income taxes:
  Current income tax provision                          18.0              12.4               3.4
  Deferred income tax provision                        104.6              29.0              22.4
                                                ------------      ------------      ------------
     Total provision for income taxes                  122.6              41.4              25.8
                                                ------------      ------------      ------------

     Net income                                 $      171.2      $      113.9      $       89.5
                                                ============      ============      ============



                 See notes to consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)



                                                                              December 31,
                                                                    -----------------------------
                                                                        2001             2000
                                                                    ------------     ------------
                                   ASSETS

Current assets:
  Cash and cash equivalents                                         $      369.3     $      144.3
  Marketable securities                                                     39.6               --
  Accounts receivable, less allowance for doubtful
     accounts of $0.1 in 2001 and $4.7 in 2000                             192.7            189.7
  Costs incurred on turnkey drilling contracts in progress                   5.0             11.2
  Prepaid expenses                                                          10.9              8.2
  Future income tax benefits                                                 2.3             50.0
  Other current assets                                                       1.2              1.4
                                                                    ------------     ------------
     Total current assets                                                  621.0            404.8
                                                                    ------------     ------------

Properties and equipment:
  Rigs and drilling equipment, less accumulated
     depreciation of $669.3 in 2001 and $546.9 in 2000                   1,891.5          1,933.6
  Oil and gas properties, full-cost method, less accumulated depreciation, depletion, and amortization of $19.3 in 2001
     and $18.5 in 2000                                                       6.4              6.5
                                                                    ------------     ------------
          Net properties and equipment                                   1,897.9          1,940.1
                                                                    ------------     ------------

Future income tax benefits                                                    --             20.1
Other assets                                                                96.5             31.8
                                                                    ------------     ------------

          Total assets                                              $    2,615.4     $    2,396.8
                                                                    ============     ============





                See notes to consolidated financial statements.

                      GLOBAL MARINE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)



                                                                                    December 31,
                                                                           ------------------------------
                                                                               2001              2000
                                                                           ------------      ------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $       83.4      $      116.7
  Accrued compensation and related employee costs                                  27.6              34.5
  Accrued income taxes                                                             16.8              12.0
  Accrued interest                                                                  8.9               8.9
  Other accrued liabilities                                                        37.4              11.2
                                                                           ------------      ------------
     Total current liabilities                                                    174.1             183.3
                                                                           ------------      ------------

Long-term debt                                                                    912.2             901.3
Capital lease obligation                                                           17.0              17.3

Deferred income taxes                                                              27.7                --
Other long-term liabilities                                                        45.3              24.0

Commitments and contingencies (Note 5)                                               --                --

Stockholders' equity:
  Preferred stock, $0.01 par value, 10 million shares authorized,
    no shares issued or outstanding                                                  --                --
  Common stock and additional paid-in capital, $0.10 par value,
    300 million shares authorized, 100 shares and 176,021,490 shares
    issued and outstanding at December 31, 2001 and 2000, respectively            377.3             367.7
  Retained earnings                                                             1,076.2             905.0
  Accumulated other comprehensive loss                                            (14.4)             (1.8)
                                                                           ------------      ------------
     Total stockholders' equity                                                 1,439.1           1,270.9
                                                                           ------------      ------------

     Total liabilities and stockholders' equity                            $    2,615.4      $    2,396.8
                                                                           ============      ============



                See notes to consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in millions)


                                                                                   Year Ended December 31,
                                                                       ------------------------------------------------
                                                                           2001              2000              1999
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
  Net income                                                           $      171.2      $      113.9      $       89.5
  Adjustments to reconcile net income to net
     cash flow provided by operating activities:
       Depreciation, depletion, and amortization                              132.6             107.0              88.8
       Deferred income taxes                                                  104.6              29.0              22.4
       Gain on sale of assets                                                 (35.1)               --                --
       Increase (decrease) in accrued liabilities                              17.5              18.9              (5.2)
       Decrease (increase) in costs incurred on turnkey
         drilling contracts in progress                                         6.2               1.7              (6.3)
       Decrease (increase) in accounts receivable                               1.7             (89.3)             61.1
       (Decrease) increase in accounts payable                                (33.3)             22.7              (5.0)
       (Increase) decrease in other current assets                             (2.6)              5.8               7.5
       Decrease in noncurrent receivables                                        --              52.1               8.0
       Other, net                                                               2.0              18.8              11.1
                                                                       ------------      ------------      ------------
          Net cash flow provided by operating activities                      364.8             280.6             271.9
                                                                       ------------      ------------      ------------

Cash flows from investing activities:
  Capital expenditures                                                        (97.3)           (177.8)           (448.1)
  Proceeds from sales of properties and equipment                              12.4               3.0               6.4
  Proceeds from maturities of held-to-maturity securities                      39.4               0.3                --
  Purchases of held-to-maturity securities                                    (79.0)               --              (0.3)
  Merger costs                                                                (14.4)               --                --
  Other                                                                        (6.0)               --                --
                                                                       ------------      ------------      ------------
          Net cash flow used in investing activities                         (144.9)           (174.5)           (442.0)
                                                                       ------------      ------------      ------------

Cash flows from financing activities:
  Proceeds from exercises of employee stock options                             6.9              14.0               3.4
  Proceeds from issuance of long-term debt                                       --             754.2             604.0
  Reductions of long-term debt                                                   --            (804.3)           (409.1)
  Debt issue costs                                                               --              (7.2)               --
  Other                                                                        (1.8)             (1.8)             (1.8)
                                                                       ------------      ------------      ------------
          Net cash flow provided by (used in) financing activities              5.1             (45.1)            196.5
                                                                       ------------      ------------      ------------

Increase in cash and cash equivalents                                         225.0              61.0              26.4
Cash and cash equivalents at beginning of year                                144.3              83.3              56.9
                                                                       ------------      ------------      ------------
Cash and cash equivalents at end of year                               $      369.3      $      144.3      $       83.3
                                                                       ============      ============      ============

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                            $       42.4      $       29.5      $       26.2
  Income taxes paid, net of refunds                                    $       13.1      $        6.6      $        9.4


                 See notes to consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 ($ in millions)

                                                                                                      Accumulated
                                               Common Stock             Additional                       Other
                                       ----------------------------       Paid-in        Retained    Comprehensive
                                          Shares        Par Value         Capital        Earnings     Income (Loss)       Total
                                       ------------    ------------    ------------    ------------  -------------    ------------

Balance at December 31, 1998            173,368,384    $       17.3    $      321.5    $      701.6                   $    1,040.4
  Net income                                     --                              --            89.5                           89.5
  Minimum pension liability                      --              --              --              --   $       (2.3)           (2.3)
  Unrealized gains on securities                 --              --              --              --            0.2             0.2
                                                                                                                      ------------
    Comprehensive income                                                                                                      87.4
  Exercise of employee stock options        996,952             0.1             3.4              --             --             3.5
  Stock issued under other
     benefit plans                           82,187              --             0.7              --             --             0.7
  Stock canceled                            (26,184)             --            (0.3)             --             --            (0.3)
  Income tax benefit from
     stock option exercises                      --              --             3.3              --             --             3.3
                                       ------------    ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1999            174,421,339            17.4           328.6           791.1           (2.1)        1,135.0
  Net income                                     --              --              --           113.9             --           113.9
  Minimum pension liability                      --              --              --              --            0.8             0.8
  Unrealized loss on securities                  --              --              --              --           (0.5)           (0.5)
                                                                                                                      ------------
     Comprehensive income                                                                                                    114.2
  Exercise of employee stock options      1,608,160             0.2            13.9              --             --            14.1
  Stock issued under other
     benefit plans                            4,405              --             0.1              --             --             0.1
  Stock canceled                            (12,414)             --            (0.1)             --             --            (0.1)
  Income tax benefit from
     stock option exercises                      --              --             7.6              --             --             7.6
                                       ------------    ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2000            176,021,490            17.6           350.1           905.0           (1.8)        1,270.9
  Net income                                     --              --              --           171.2             --           171.2
  Minimum pension liability                      --              --              --              --          (12.1)          (12.1)
  Unrealized loss on securities                  --              --              --              --           (0.5)           (0.5)
                                                                                                                      ------------
     Comprehensive income                                                                                                    158.6
  Exercise of employee stock options        623,373             0.1             6.8              --             --             6.9
  Stock issued under other
     benefit plans (Note 8)                   6,560              --             0.1              --             --             0.1
  Stock canceled                             (3,847)             --              --              --             --              --
  Income tax benefit from
     stock option exercises                      --                             2.6              --             --             2.6
 Merger with Santa Fe International    (176,647,476)          (17.7)           17.7              --             --              --
                                       ------------    ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2001                    100    $         --    $      377.3    $    1,076.2   $      (14.4)   $    1,439.1
                                       ============    ============    ============    ============   ============    ============




                See notes to consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Global Marine Inc. (the "Company") is a domestic and international offshore drilling contractor, with a fleet of 33 mobile offshore drilling rigs worldwide, providing offshore drilling services on a daily-rate ("dayrate") basis in the U.S. Gulf of Mexico and internationally. The Company also provides drilling management services on a turnkey basis. As part of its drilling management services, the Company provides planning, engineering and management services beyond the scope of its traditional contract drilling business. The Company also engages in oil and gas exploration, development and production activities principally in order to facilitate the acquisition of turnkey contracts for its drilling management services operations. As a result of the Merger described below, the Company is now a wholly-owned subsidiary of GlobalSantaFe Corporation ("GlobalSantaFe").

The consolidated financial statements include the accounts of Global Marine Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, the term "Company" refers to Global Marine Inc. and its consolidated subsidiaries.

MERGER OF SANTA FE INTERNATIONAL CORPORATION AND GLOBAL MARINE INC.

On November 20, 2001, Santa Fe International Corporation ("Santa Fe International") and the Company consummated their business combination with the merger (the "Merger") of an indirect wholly-owned subsidiary of Santa Fe International with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Santa Fe International. In connection with the Merger, Santa Fe International was renamed GlobalSantaFe Corporation. At the effective time of the Merger, each issued and outstanding share of the Company's common stock, par value $0.10 per share, was converted into the right to receive
0.665 ordinary shares, par value $0.01 per share, of GlobalSantaFe ("GlobalSantaFe Ordinary Shares"). Approximately 118 million GlobalSantaFe Ordinary Shares were issued in connection with the Merger.

BACKGROUND OF SANTA FE INTERNATIONAL

At the time of the Merger, Santa Fe International was an international offshore and land contract driller of oil and natural gas wells and owned and operated a fleet of 26 marine drilling rigs and 31 land drilling rigs in 16 countries throughout the world. In addition, Santa Fe International operated 13 marine drilling rigs owned by third parties. Santa Fe International primarily contracted its drilling rigs, related equipment and crews to oil and gas companies on a dayrate basis. As part of its contract drilling services, Santa Fe International also provided third-party rig operations and incentive drilling services to the international oil and gas industry. In the area of drilling management services, Santa Fe International provided drilling engineering and project management services. Santa Fe International was incorporated in its current form under the laws of the Cayman Islands in 1990.

REASONS FOR THE MERGER

Santa Fe International and the Company agreed to merge because both companies believe that the combination will provide the operational scale and market coverage needed to deliver superior service to the world's leading oil and natural gas companies. By combining the companies, Santa Fe International and the Company expect to create the potential for stronger operating and financial results than either company could achieve on its own and, in doing so, procure substantial benefits for their shareholders, customers and employees.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESTRUCTURE COSTS

In connection with the Merger, GlobalSantaFe has implemented a restructuring program designed to streamline its organization and improve efficiency. The portion of this restructuring program affecting the Company involves a workforce reduction of approximately 30 positions, the consolidation of the Company's administrative office in Lafayette into the Company's Houston office and the consolidation of Santa Fe International's and the Company's North Sea administrative offices in Aberdeen, Scotland. The employee functions affected are primarily corporate support in nature and include accounting, information technology, and employee benefits, among others. Approximately 80% of the affected positions are located in Houston, and the remaining 20% are located in Europe. Estimated restructure costs in connection with the Company's portion of the restructuring program were recorded as a pretax charge in the fourth quarter of 2001, which consisted of the following:

                                                                         Office
                                   Employee           Other           Closures and        Directors'
                                  Severance        Compensation      Consolidation     Separation and
Restructure Costs:                  Costs             Expense         of Facilities    Other Costs (2)         Total
                               ---------------    ---------------    ---------------   ---------------    ---------------
                                                                     ($ in millions)
Houston and Lafayette
Offices:
Number of Employees - 24 (1)
Restructure cost expense       $           8.2    $           4.6    $           4.1   $           3.8    $          20.7
December payments                           --               (4.6)                --              (1.3)              (5.9)
                               ---------------    ---------------    ---------------   ---------------    ---------------
Liability at 12/31/01                      8.2                 --                4.1               2.5               14.8
                               ---------------    ---------------    ---------------   ---------------    ---------------

Aberdeen Office:
Number of Employees - 6 (1)
Restructure cost expense                   1.3                 --                0.2               0.1                1.6
December payments                         (0.4)                --                 --                --               (0.4)
                               ---------------    ---------------    ---------------   ---------------    ---------------
Liability at 12/31/01                      0.9                 --                0.2               0.1                1.2
                               ---------------    ---------------    ---------------   ---------------    ---------------

Total:
Number of Employees - 30 (1)
Restructure cost expense                   9.5                4.6                4.3               3.9               22.3
December payments                         (0.4)              (4.6)                --              (1.3)              (6.3)
                               ---------------    ---------------    ---------------   ---------------    ---------------
Liability at 12/31/01          $           9.1    $            --    $           4.3   $           2.6    $          16.0
                               ===============    ===============    ===============   ===============    ===============

----------
(1)  Estimated at the time of the Merger.

(2) The liability at December 31, 2001 includes $2.0 million of special termination costs related to certain retirement plans which was included in Other long-term liabilities on the Consolidated Balance Sheets.


BASIS OF PRESENTATION

The accompanying consolidated financial statements and related footnotes are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents include highly liquid debt instruments with remaining maturities of three months or less at the time of purchase. The Company's marketable securities, consisting of investment grade securities with relatively short-term maturities, are classified as held-to-maturity. The carrying value of these securities approximates market value due to the short-term nature of these securities. The Company also holds investment grade securities in connection with certain nonqualified pension plans (Note 3) which are classified as available-for-sale. These investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

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

Jackup drilling rigs and semisubmersibles are depreciated over 30-year lives, with salvage values of $0.5 million per rig for jackups and $1.0 million per rig for semisubmersibles. Drillships, with the exception of the Glomar Explorer, are depreciated over 20-year lives, with salvage values of $1.0 million per rig. The Glomar Explorer is being depreciated over the time that remained on its 30-year lease as of the date it entered service following its conversion to a drillship, or approximately 28 years, with no salvage value.

Rigs and drilling equipment included $1.0 billion of assets recorded under capital leases at both December 31, 2001 and 2000. Accumulated amortization of assets under capital leases totaled $84.8 million and $36.2 million at December 31, 2001 and 2000, respectively.

The Company reviews its long-term assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain intangibles to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. The Company recorded no impairment charges during the years ended December 31, 2001, 2000 or 1999.

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

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

The Company's contract drilling business provides fully-crewed rigs to customers on a dayrate basis. Dayrate contracts can be for a specified period of time or the time required to drill a specified well or number of wells. Revenues and expenses from dayrate drilling operations, which are classified under contract drilling services, are recognized on a per-day basis as the work progresses. Lump-sum fees received as compensation for the cost of relocating drilling rigs from one major operating area to another, whether received up-front or upon termination of the drilling contract, are recognized as earned, which is generally over the term of the related drilling contract.

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

The Company may be exposed to the risk of foreign currency exchange losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company attempts to lessen the impact of exchange rate changes by requiring customer payments to be primarily in U.S. dollars, by keeping foreign cash balances at minimal levels and by not speculating in foreign currencies.

INCOME TAXES

As a result of the Merger, the Company is now a wholly-owned subsidiary of a Cayman Islands company, which is not subject to income taxes in the Cayman Islands. Income taxes have been provided based on the tax laws and rates in effect in the countries in which the operations are conducted and income is earned. The income taxes in these jurisdictions vary substantially. The Company's effective tax rate for financial statement purposes will continue to fluctuate from year to year as the Company's operations are conducted in different taxing jurisdictions. The Company's ability to realize the benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards.

STOCK-BASED COMPENSATION PLANS

Prior to the Merger, the Company accounted for its stock option and stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Accordingly, the Company computed compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeded the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, would be charged to income over the vesting period. With respect to performance-based stock awards, under which

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the number of shares issued was dependent on the attainment of certain long-term performance goals, compensation expense was charged to income over the performance (vesting) period but was adjusted for changes in the market price of the stock during the period. As the time of the Merger, GlobalSantaFe assumed the Company's stock-based compensation plans.

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


NOTE 3 - INVESTMENTS

At December 31, 2001 and 2000, the Company had investments in debt securities that were classified as held-to-maturity and carried at amortized cost. The fair value of such investments at December 31 by major type and by balance sheet classification are presented in the following table:

                                2001           2000
                            ------------   ------------
                                   (In millions)

Commercial paper            $      251.2   $      101.0
Money market funds                 145.4           35.1
Eurodollar time deposits              --            1.4
Repurchase agreements                5.6            0.4
Cash in banks                        6.7            6.4
                            ------------   ------------
                            $      408.9   $      144.3
                            ============   ============


Cash and cash equivalents   $      369.3   $      144.3
Marketable securities               39.6             --
                            ------------   ------------
                            $      408.9   $      144.3
                            ============   ============


The fair value of investments in debt securities approximated their carrying value; therefore, there were no unrealized holding gains or losses as of December 31, 2001 or 2000.

In addition, the Company had other investments in debt and equity securities classified as available-for-sale held in connection with certain nonqualified pension plans. These investments, which were included in other assets at December 31, are disclosed in the table which follows:

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                 2001                                           2000
                            --------------------------------------------   --------------------------------------------
                                             Unrealized        Fair                         Unrealized        Fair
                                Cost         Gain (Loss)       Value           Cost         Gain (Loss)       Value
                            ------------    ------------    ------------   ------------    ------------    ------------
                                                                   (In millions)

Fixed-income mutual funds   $        6.0    $         --    $        6.0   $        3.8    $       (0.1)   $        3.7
Equity mutual funds                  7.1            (0.8)            6.3            3.5            (0.2)            3.3
                            ------------    ------------    ------------   ------------    ------------    ------------
                            $       13.1    $       (0.8)   $       12.3   $        7.3    $       (0.3)   $        7.0
                            ============    ============    ============   ============    ============    ============


NOTE 4 - LONG-TERM DEBT

Long-term debt as of December 31 consisted of the following:

                                                                                  2001           2000
                                                                              ------------   ------------
                                                                                    (In millions)

7-1/8% Notes due 2007, net of unamortized discount of $0.4 million
  at December 31, 2001 and $0.5 million at December 31, 2000                  $      299.6   $      299.5
7% Notes due 2028, net of unamortized discount of $3.4 million
  at December 31, 2001 and $3.5 million at December 31, 2000                         296.6          296.5
Zero Coupon Convertible Debentures due 2020, net of unamortized discount of
  $284.0 million at December 31, 2001
  and $294.7 million at December 31, 2000                                            316.0          305.3
                                                                              ------------   ------------
     Long-term debt                                                           $      912.2   $      901.3
                                                                              ============   ============

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

The convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5 percent per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe Ordinary Shares (4,875,062 total shares, as restated to reflect the effect of the exchange ratio established in the Merger Agreement) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price equal to the accreted value through the date of repurchase. The Company may pay the repurchase price with either cash or GlobalSantaFe Ordinary Shares or a combination thereof.

No principal payments are required with respect to either the 7-1/8% Notes or the 7% Notes prior to their final maturity date. The Company may redeem the 7-1/8% Notes and the 7% Notes in whole at any time, or

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



in part from time to time, at a price equal to 100 percent of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes.

The indentures relating to the Zero Coupon Convertible Debentures, 7-1/8% Notes, and 7% Notes contain limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions, among other things. After the Merger, the Zero Coupon Convertible Debentures, 7-1/8% Notes, and 7% Notes continue to be the obligations solely of the Company as a subsidiary of GlobalSantaFe, which did not guarantee the notes.

All of the Company's debt is unsecured and unsubordinated and ranked equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company.

In October 2001 the Company terminated its $240 million committed revolving bank credit facility, which had been unused since July 2000 and was scheduled to expire December 2002.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

At December 31, 2001, the Company had under operating leases office space and equipment with remaining terms ranging from approximately one to four years. Some of the leases may be renewed at the Company's option, and some are subject to rent revisions based on the Consumer Price Index or increases in building operating costs. In addition, at December 31, 2001, the Company had under capital lease the Glomar Explorer drillship through 2026. Total rent expense was $116.3 million for 2001, $114.4 million for 2000, and $69.3 million for 1999. Included in rent expense was the rental of offshore drilling rigs used in the Company's turnkey operations totaling $109.9 million for 2001, $108.4 million for 2000, and $63.0 million for 1999.

Future minimum rental payments with respect to the Company's lease obligations as of December 31, 2001, were as follows:

                                                         Capital        Operating
                                                          Lease           Leases
                                                       ------------    ------------
                                                              (In millions)
Year ended December 31:
  2002                                                 $        1.8    $        3.6
  2003                                                          1.8             3.2
  2004                                                          1.8             3.1
  2005                                                          1.8             2.3
  2006                                                          1.8              --
  Later years                                                  35.2              --
                                                       ------------    ------------
Total future minimum rental payments                           44.2    $       12.2
                                                                       ============
Less amount representing imputed interest                     (25.4)
                                                       ------------
Present value of future minimum rental
   payments under capital lease                                18.8
Less current portion included in accrued liabilities           (1.8)
                                                       ------------
Long-term capital lease obligation                     $       17.0
                                                       ============

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



As of December 31, 2001, the Company had operating leases in place for its field office in Aberdeen, Scotland, which will be consolidated into GlobalSantaFe's Aberdeen office, and its field office in Lafayette, Louisiana which will be closed as part of the restructuring program described in Note 1. In addition, the Company has an operating lease in place for its Houston, Texas office, which will be consolidated into GlobalSantaFe's Houston, Texas principal executive office. These lease commitments are included in the preceding table. Costs related to the closure of the Lafayette office along with the consolidation of the Company's offices in Aberdeen and Houston totaling approximately $4.3 million were accrued as part of Restructure costs in the consolidated financial statements for the year ended December 31, 2001.

Applied Drilling Technology Inc. ("ADTI"), a wholly-owned subsidiary of the Company, Patterson Energy Services, Inc. and Eagle Oilfield Inspection Services, Inc. are defendants in a civil lawsuit filed in September 2001 by Newfield Exploration Co. ("Newfield") and its insurance underwriters in the United States District Court for the Eastern District of Louisiana. The lawsuit arises out of damage caused to an offshore well owned by Newfield which had been drilled by ADTI in the U.S. Gulf of Mexico pursuant to a turnkey drilling contract and in respect of which Patterson Services, Inc. and Eagle Oilfield Inspection Services, Inc. also performed services. The well was damaged following completion of a turnkey contract when the well head was struck by a fishing vessel. The plaintiffs allege breach of contract, negligence and breach of warranty on the part of the defendants and have sued for damages of approximately $13 million. The Company has not made any determination as to the merits of these claims or the availability of insurance coverage, if any, in the event that ADTI incurs any liability.

The Company and a number of other participants in the offshore contract drilling business in the Gulf of Mexico are defendants in a class action lawsuit pending in the United States District Court for the Southern District of Texas. The lawsuit alleges a conspiracy among the defendants to fix or restrain wages and benefits paid to their offshore employees, and seeks an unspecified amount of damages, treble damages and other relief. Although the Company has vigorously denied the allegations, it has agreed to settle the lawsuit for a total of $8.7 million, of which $7.6 million will be paid by the Company's insurance underwriters. All settlements are subject to approval by the Court, which has already rendered its preliminary approval. While the Company expects the settlement to receive the required approval, should it not the Company will vigorously defend the lawsuit and does not expect that the matter will have an adverse effect on the Company's business or financial position, results of operations or cash flows, although the Company cannot provide any assurance as to the outcome of the proceedings.

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

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships in a timely manner, in November 1999 the Company agreed to provide additional funding to the Shipbuilder for completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement").

Under the terms of the Funding Agreement, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, L.57 million ($92.6 million) above the drillships' $315 million contract price. The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reached L.65 million ($104.7 million). The Company and the Lessors have advanced L.63.9 million ($103.1 million) under the Funding Agreement, including L.6.9 million ($10.5 million) in connection with the Company's share of cost overruns.

In December 2001 and January 2002, the Shipbuilder served points of claim in the existing arbitration proceedings for the shipbuilding contracts for the Glomar C.R. Luigs and the Glomar Jack Ryan, respectively. The Shipbuilder claims breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment and information relating thereto, and change orders. The Shipbuilder also requested additional compensation for increases in the steelweight of the drillships. The claims for the two drillships total L.169 million ($240.1 million) together with $43.6 million in respect to the steelweight claims, in excess of the contract price. With the exception of a small portion of the steelweight claim, the Company believes that the claims are totally without merit. The contracts provide that such claims are to be resolved through arbitration in London.

The Funding Agreement did not settle any portion of the Shipbuilder's claims referred to above. The agreement provides that the Shipbuilder will repay to the Company amounts advanced under the Funding Agreement to the extent the amount of the advanced funds exceeds any arbitration award in favor of the Shipbuilder and that the Company will pay the Shipbuilder to the extent any arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

In September 2000, the Shipbuilder requested that the arbitration panel consider whether the Company had an obligation to pay the final delivery installment upon completion of the vessel even if the Shipbuilder was in default of its obligation to deliver the vessel, as the Company contends. The arbitration panel determined that the contract did so obligate the Company to make the final delivery installment and issued a preliminary award requiring the payment to the Shipbuilder of $31.8 million of the $35.8 million contractual delivery installment. The Company appealed that decision to the Commercial Court in London and was required to deposit the $31.8 million in the Registry of the Court. In November 2000, the Commercial Court overturned the decision of the arbitration panel. In May 2001, the court of appeals reinstituted the award in favor of the Shipbuilder, and the Company paid the $31.8 million. The Shipbuilder has now requested that the Company be required to pay the balance of the delivery installment ($4.0 million). Should the arbitrators agree with the Shipbuilder, the net effect in that case will be that the Company will have provided for the payment of the full contract price of $315 million plus the cost of certain agreed change orders and related expenses. This price excludes amounts totaling $103.1 million that the Company has advanced under the Funding Agreement. The Company's liability for the previously disclosed claims and the Company

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


advances under the Funding Agreement will be determined in the arbitration proceedings that are currently underway in London.

The Company is involved in various lawsuits resulting from personal injury and property damage. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.


NOTE 6 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of the accumulated other comprehensive loss were as follows (in millions):


                                  Unrealized Gain                                Accumulated Other
                                     (Loss) on           Minimum Pension          Comprehensive
                                    Securities         Liability Adjustment            Loss
                               --------------------    --------------------    --------------------

Balance at December 31, 1999   $                0.2    $               (2.3)   $               (2.1)
Net change for the year                        (0.5)                    0.8                     0.3
                               --------------------    --------------------    --------------------
Balance at December 31, 2000                   (0.3)                   (1.5)                   (1.8)
Net change for the year                        (0.5)                  (12.1)                  (12.6)
                               --------------------    --------------------    --------------------
Balance at December 31, 2001   $               (0.8)   $              (13.6)   $              (14.4)
                               ====================    ====================    ====================

The minimum pension liability adjustments in the table above are shown net of a tax benefit of $8.7 million in 2001 and a $1.5 million tax provision in 2000. The tax effect of the unrealized holding gains and losses was immaterial for all periods presented.


NOTE 7 - FINANCIAL INSTRUMENTS

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

The Company's cash deposits were distributed among various banks in the areas of the Company's operations throughout the world as of December 31, 2001. In addition, the Company had commercial paper, money-market funds, repurchase agreements, and Eurodollar time deposits with a variety of financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's $912.2 million carrying value of long-term debt approximated $905.0 million at December 31, 2001. At December 31, 2000, the estimated fair value of the Company's $901.3 million carrying value of long-term debt was $886.6 million. Fair values for the Company's long-term debt were based on quoted market prices. The fair values of the Company's cash equivalents, marketable securities, trade receivables, and trade payables approximated their carrying values due to the short-term nature of these instruments (see Note 3).


NOTE 8 - STOCK-BASED COMPENSATION PLANS

Prior to the Merger, the Company had stock-based compensation plans under which it granted shares of the Company's common stock or options to purchase a fixed number of shares of such stock. Under one such plan for outside directors, one half of each stock option grant became exercisable one year after the grant date with the remainder exercisable after two years. Under all other plans, stock options became exercisable in increments of 25 percent each year beginning one year after the grant date. Stock options would have expired ten years after the grant date.

Pursuant to the terms of the Merger Agreement, all options to purchase the Company's common stock outstanding as of November 20, 2001 (the effective date of the Merger) became immediately exercisable and were converted into options to purchase GlobalSantaFe Ordinary Shares. The number of GlobalSantaFe Ordinary Shares issuable upon exercise of these options was calculated by multiplying the number of shares of Global Marine originally issuable upon exercise of the option by the conversion ratio (0.665) as outlined in the Merger Agreement. The exercise price was calculated by dividing the original exercise price of the Global Marine options by the conversion ratio.

As part of the Merger, GlobalSantaFe assumed the Company's stock-based compensation plans.

Prior to the Merger, the Company also granted shares of common stock to selected employees at nominal or no cost. Under such plans, the Company granted to these employees, at nominal or no cost, a variable number of shares of common stock, the exact number being dependent on the Company's attainment of certain long-term performance goals ("performance-based stock awards").

Estimates of fair values of stock options and performance-based stock awards on the grant dates in the disclosures which follow were computed using the Black-Scholes option-pricing model based on the following assumptions:

                                                     2001(1)         2000           1999
                                                  ------------   ------------   ------------

Expected price volatility range                    49% to 59%     53% to 56%     54% to 67%
Risk-free interest rate range                     4.2% to 5.0%   5.9% to 6.7%   5.0% to 5.9%
Expected dividends                                    none           none           none
Expected life of stock options                      5 years        5 years        5 years
Expected life of performance-based stock awards     3 years        3 years        3 years

-----------
(1)  Through November 20, 2001

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STOCK OPTIONS


A summary of the status of stock options granted is presented below:

                                                 Number
                                                Of Shares         Weighted Average
                                              Under Option         Exercise Price
                                             ---------------      ----------------

Shares under option at December 31, 1998           7,383,089      $         12.55
     Granted                                       3,242,250      $          9.65
     Exercised                                      (996,952)     $          3.60
     Canceled                                       (164,926)     $         18.15
                                             ---------------

Shares under option at December 31, 1999           9,463,461      $         12.40
     Granted                                       2,752,200      $         22.02
     Exercised                                    (1,608,160)     $          8.84
     Canceled                                       (208,650)     $         19.52
                                             ---------------

Shares under option at December 31, 2000          10,398,851      $         15.36
     Granted                                       2,799,500      $         28.09
     Exercised                                      (623,373)     $         11.21
     Canceled                                       (106,356)     $         22.09
      Converted to GlobalSantaFe options         (12,468,622)     $         18.37

Shares under option at December 31, 2001                  --                   --
                                             ===============

Options exercisable:
     December 31, 1999                             3,977,054      $          9.05
     December 31, 2000                             4,025,764      $         11.94
     December 31, 2001                                    --                   --


All stock options granted in 1999 through November 20, 2001 had exercise prices equal to the market price of the Company's common stock on the date of grant. The weighted average per-share fair value of options as of the grant date was $14.54 in 2001, $11.73 in 2000, and $5.52 in 1999.

PERFORMANCE-BASED STOCK AWARDS

Prior to the Merger, the Company offered shares of Company stock to selected employees at nominal or no cost to the employee. The exact number of shares that each employee received was dependent on Company performance over a three-year period as measured against performance goals with respect to net income and cash flow, among other measures. The performance period applicable to each offer ended on December 31 of the second full year following the year of the grant.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the status of performance-based stock awards is presented in the table which follows:

                                                         2001              2000              1999
                                                     ------------      ------------      ------------

Number of contingent shares at beginning of year          431,388           496,884           446,356
    Granted                                               215,000           215,000           225,000
    Issued                                                     --                --           (82,187)
    Assumed by GlobalSantaFe                             (646,388)               --                --
    Canceled                                                   --          (280,496)          (92,285)
                                                     ------------      ------------      ------------
Number of contingent shares at end of year                     --           431,388           496,884
                                                     ============      ============      ============
Shares vested at December 31
Fair value at grant date                             $      29.36      $      19.32      $      10.54

Pursuant to the terms of the Merger Agreement, all of the Company's performance-based stock awards outstanding as of November 20, 2001 became immediately vested and were converted into rights to receive GlobalSantaFe Ordinary Shares, subject to the conversion ratio of 0.665 as established in the Merger Agreement.

PRO FORMA DISCLOSURES

As discussed in Note 1 under "Stock-Based Compensation Plans," the Company accounted for its stock-based compensation plans under APB Opinion No. 25. Accordingly, no compensation cost was recognized for any of the Company's stock options, all of which had exercise prices equal to the market price of the stock on the date of grant. The amount of compensation cost included in income for the Company's performance-based stock awards was $4.6 million in 2001, $3.4 million in 2000 and $1.0 million in 1999. Had compensation cost for the Company's stock-based compensation plans been determined based on fair values as of the dates of grant, the Company's net income and earnings per share would have been reported as follows:

                                   2001           2000           1999
                                ----------     ----------     ----------
                                             (In millions)

Net income:     As reported     $    171.2     $    113.9     $     89.5
                Pro forma       $    153.6     $    101.5     $     79.6


NOTE 9 - RETIREMENT PLANS

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

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GlobalSantaFe has assumed all of the Company's pension and postretirement obligations as part of the Merger.

The components of net periodic pension benefit cost for the Company's pension plans were as follows:

                                                                  2001            2000            1999
                                                               ----------      ----------      ----------
                                                                             (In millions)

Service cost - benefits earned during the period               $      4.7      $      4.5      $      4.7
Interest cost on projected benefit obligation                         7.8             7.5             6.9
Expected return on plan assets                                       (8.5)           (8.9)           (7.4)
Recognized actuarial loss                                             0.4             0.8             1.8
Recognized actuarial loss-special termination benefits (1)            2.0              --              --
                                                               ----------      ----------      ----------
     Net periodic pension benefit cost                         $      6.4      $      3.9      $      6.0
                                                               ==========      ==========      ==========

----------
(1) Special termination costs related to certain pension plans are included in Restructure costs. See Note 1.


The following table shows the changes in the projected benefit obligation and assets for all plans for the year ended December 31 and a reconciliation of the plans' funded status at year-end.

                                                              2001            2000
                                                           ----------      ----------
                                                                  (In millions)
Change in projected benefit obligation:
     Projected benefit obligation at beginning of year     $    109.5      $    102.3
     Service cost                                                 4.7             4.5
     Interest cost                                                7.8             7.5
     Special termination benefits                                 2.0              --
     Actuarial gain                                              (1.4)           (0.1)
     Benefits paid                                               (3.6)           (4.7)
                                                           ----------      ----------
         Projected benefit obligation at end of year            119.0           109.5
                                                           ----------      ----------

Change in plan assets:
     Fair value of plan assets at beginning of year              91.9            97.1
     Actual return on plan assets                                (8.0)           (6.4)
     Employer contributions                                       7.4             5.9
     Benefits paid                                               (3.6)           (4.7)
                                                           ----------      ----------
         Fair value of plan assets at end of year                87.7            91.9
                                                           ----------      ----------

Reconciliation of funded status:
     Funded status at end of year                               (31.3)          (17.6)
     Unrecognized net loss                                       32.2            17.5
                                                           ----------      ----------
         Net amount recognized                             $      0.9      $     (0.1)
                                                           ==========      ==========

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           2001             2000
                                                        ----------      ----------
                                                               (In millions)
Amounts recognized in the balance sheet consist of:
     Prepaid benefit cost                               $       --      $      8.4
     Accrued benefit liability                               (20.7)          (10.8)
       Intangible asset                                        0.8              --
     Accumulated other comprehensive loss                     20.8             2.3
                                                        ----------      ----------
         Net amount recognized                          $      0.9      $     (0.1)
                                                        ==========      ==========

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

                                        2001           2000
                                     ----------     ----------
                                           (In millions)

  Projected benefit obligation       $    119.0     $     11.5
  Accumulated benefit obligation     $    107.4     $     10.5
  Fair value of plan assets          $     87.7     $       --

The Company has established grantor trusts to provide funding for benefits payable under certain nonqualified plans. Assets in the trusts, which are irrevocable and can only be used to pay such benefits, with certain exceptions, are excluded from plan assets in the preceding tables in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The fair market value of such assets was $12.3 million at December 31, 2001, and $7.0 million at December 31, 2000 (see Note 3).

The expected long-term rate of return on plan assets used to compute pension cost was 9.0 percent for 2001, 2000, and 1999. The assumed rate of increase in future compensation levels was 4.5 percent for 2001 and 6.0 percent for 2000 and 1999. The discount rate used to compute the projected benefit obligation was
7.25 percent for 2001 and 7.5 percent for 2000 and 1999.

The Company has a defined contribution savings plan in which substantially all of the Company's U.S. employees are eligible to participate. Company contributions to the savings plan are based on the amount of employee contributions. The Company matches 100% of each participant's first 6% of compensation contributed to the plan. Charges to expense with respect to this plan totaled $5.0 million for 2001, $3.9 million for 2000, and $3.6 million for 1999.

OTHER POSTRETIREMENT BENEFITS

The Company provides term life insurance to certain retirees, both U.S. Citizens and non-U.S. Citizens. The Company also provides health care benefits to all retirees who are U.S. Citizens and to certain Non- U.S. Citizen employees and their covered dependents. Generally, employees who have reached the age of 55 and have rendered a minimum of five years of service are eligible for such retirement benefits. For the most part, health care benefits are contributory while life insurance benefits are non-contributory. Liabilities for

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


postretirement health care and life insurance benefits for the Company's covered participants under these plans are not material to the Company's consolidated financial statements.


NOTE 10 - INCOME TAXES

Income before income taxes was comprised of the following:

                                        2001           2000           1999
                                     ----------     ----------     ----------
                                                  (In millions)

  United States                      $    147.2     $    103.4     $     38.1
  Foreign                                 146.6           51.9           77.2
                                     ----------     ----------     ----------
      Income before income taxes     $    293.8     $    155.3     $    115.3
                                     ==========     ==========     ==========

At December 31, the provision for income taxes consisted of the following:

                                        2001            2000            1999
                                     ----------      ----------      ----------
                                                   (In millions)

  Current  -  Foreign                $     15.9      $     11.2      $      8.0
           -  U.S. federal                  2.1             1.2            (4.6)
                                     ----------      ----------      ----------
                                           18.0            12.4             3.4

  Deferred -  Foreign                      (0.1)           (2.2)             --
           -  U.S. federal                104.7            31.2            22.4
                                     ----------      ----------      ----------
                                          104.6            29.0            22.4
                                     ----------      ----------      ----------
      Provision for income taxes     $    122.6      $     41.4      $     25.8
                                     ==========      ==========      ==========

A reconciliation of the differences between taxes on income before income taxes computed at the U.S. statutory rate of 35% and the Company's reported provision for income taxes follows:

                                                             2001               2000               1999
                                                         ------------       ------------       ------------
                                                                            (In millions)

Income tax provision at U.S. statutory rate of 35%       $      102.8       $       54.4       $       40.4
Taxes on foreign earnings at less than the U.S. rate            (13.4)              (9.7)             (18.6)
Adjustments to contingencies related to closed years            (55.7)                --                 --
Permanent differences                                             6.0               (0.1)              (1.3)
Change in valuation allowance                                    80.5                 --                 --
Other, net                                                        2.4               (3.2)               5.3
                                                         ------------       ------------       ------------
    Provision for income taxes                           $      122.6       $       41.4       $       25.8
                                                         ============       ============       ============
    Effective tax rate                                             42%                27%                22%
                                                         ============       ============       ============

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company intends to permanently reinvest in its business outside of the U.S. all of the unremitted earnings of foreign subsidiaries. As a result, the Company has not provided for deferred taxes on $352.0 million of cumulative unremitted earnings at December 31, 2001. It is not practicable to estimate the amount of deferred tax expense associated with these unremitted earnings.

The Company has not provided for deferred taxes on earnings generated by assets operating temporarily in certain taxable jurisdictions. In these circumstances, management expects that, due to the changing demands of the offshore drilling markets, the Company's mobile assets will be redeployed to other locations to secure contracts in stronger markets. Therefore, as management does not expect the mobile assets to reside in a location long enough to give rise to future tax consequences, no deferred tax liability has been recognized. Should management's expectations change regarding the length of time a mobile asset will be used in a given location, the Company will adjust deferred taxes accordingly.

Deferred tax assets and liabilities are recorded in recognition of the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                                          2001              2000
                                                                      ------------      ------------
                                                                              (In millions)
Deferred tax assets:
     Net operating loss carryforwards - U.S.                          $      139.2      $      206.8
     Net operating loss carryforwards - various foreign                       55.0                --
     Tax credit carryforwards                                                 17.8              15.5
     Accrued expenses not currently deductible                                19.8              10.6
     Other                                                                    13.0              12.5
                                                                      ------------      ------------
                                                                             244.8             245.4
Less:  Valuation allowance                                                  (121.2)            (40.7)
                                                                      ------------      ------------
           Deferred tax assets, net of valuation allowance                   123.6             204.7
                                                                      ------------      ------------

Deferred tax liabilities:
     Depreciation and depletion for tax in excess of book expense            135.6             127.3
     Tax benefit transfers                                                     6.6               7.3
     Other
                                                                               6.8                --
                                                                      ------------      ------------
         Total deferred tax liabilities                                      149.0             134.6
                                                                      ------------      ------------
         Net future income tax (liability) benefit                    $      (25.4)     $       70.1
                                                                      ============      ============

In 2001, the valuation allowance increased by approximately $80.5 million, consisting of an increase of $102.9 million related to the Company's U.S. NOL carryforwards, partially offset by a $22.4 million decrease related to net deferred tax assets in certain foreign jurisdictions. The $102.9 million increase in the valuation allowance related to the Company's U.S. NOL carryforwards was offset by a $55.7 million adjustment to prior years' tax contingencies, resulting in a net charge in the fourth quarter of $47.2 million. The Company recorded a valuation allowance against its U.S. NOL carryforwards because it may not generate sufficient U.S. taxable income to fully utilize its NOL carryforwards before they expire. In addition, the Company had previously recorded a valuation allowance against the net deferred tax assets in certain foreign jurisdictions. As noted above, these net deferred assets decreased by approximately $22.4 million and, accordingly, the valuation allowance was decreased by the same amount.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The changes to the valuation allowance for the year are summarized as follows (in millions):

Balance at December 31, 2000                                                   $       40.7
  Activity in 2001:
   Increases related to U.S. NOL carryforwards                                        102.9
   Decreases related to NOL carryforwards in certain foreign jurisdictions            (22.4)
                                                                               ------------
Balance at December 31, 2001                                                   $      121.2
                                                                               ============

At December 31, 2001, the Company had approximately $397.7 million of U.S. NOL carryforwards. In addition, the Company has $17.8 million of non-expiring U.S. alternative minimum tax credit carryforwards. Both the U.S. NOL carryforwards and the U.S. alternative minimum tax credit carryforwards can be used to reduce the Company's U.S. federal income taxes payable in future years. In addition, the Company also had $77.2 million and $90.9 million of non-expiring NOL carryforwards in the United Kingdom and Trinidad and Tobago, respectively. The U.S. NOL carryforward is subject to expiration as follows (in millions):

Year ended
December 31:                Amount
------------             ------------

 2002                    $         --
 2003                              --
 2004                           219.5
 2005                            82.8
 2006                            19.6
 2007                            34.1
 2008                            18.8
 2018                            22.9
                         ------------
 Total                   $      397.7
                         ============

The Company's ability to realize the benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company could be required to further adjust its valuation allowance against the future tax benefit of its NOL carryforwards if market conditions change materially and future earnings estimates are, or are projected to be, below its current estimates. The Company's NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities in the jurisdictions where the loss was incurred.

As of December 31, 2001, the Company had approximately $397.7 million of NOL carryforwards for United States federal income tax purposes. The NOL carryforwards are subject to review and potential disallowance by the Internal Revenue Service upon audit of its federal income tax returns. The Company can therefore provide no assurance that the full amount of its NOL carryforwards will be allowed. The NOL carryforwards are scheduled to expire from 2004 to 2018. As a result of the Merger, Section 382 of the U.S. Internal Revenue Code may limit the future use of the NOL carryforwards if ownership of the Company's stock changes by more than 50% in certain circumstances over a prescribed testing period. The Company believes that it has not undergone a greater-than-50-percent ownership change and that the Company's NOL

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



carryforwards are currently available for use without a Section 382 limitation. The Internal Revenue Service, however, may determine upon audit that the Merger did cause such an ownership change. If the Merger does not result in such an ownership change, changes in the ownership of GlobalSantaFe's stock following the merger could result in such an ownership change. In the event of an ownership change, the Section 382 rules limit the utilization of the NOL carryforwards in each taxable year ending after the ownership change to an amount equal to a federal long-term tax-exempt rate published monthly by the Internal Revenue Service, multiplied by the fair market value of all of the Company's stock at the time of the ownership change. For purposes of this calculation, the value of the Company's stock could also be subject to adjustments, thereby further limiting the ability of the Company to utilize its NOL carryforwards in each taxable year thereafter.


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION - NONCASH INVESTING ACTIVITY

In June 2001 the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45 million. The Company received $5 million in cash at closing and the remainder of the purchase price in the amount of $40 million, plus interest, was paid in the first quarter of 2002. The receivable was classified in Other Assets in the Consolidated Balance Sheets as of December 31, 2001.


NOTE 12 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three lines of business, each organized along the basis of services and products and each with a separate management team. The Company's three lines of business are reported as separate operating segments and consist of contract drilling, drilling management services and oil and gas. The Company's contract drilling business provides fully-manned, mobile offshore drilling rigs to oil and gas operators on a daily-rate basis and is also referred to as dayrate drilling. The drilling management services business, also referred to as turnkey drilling, designs, develops, and executes specific offshore drilling programs and delivers a logged or loggable hole to an agreed depth for a guaranteed price. The Company's oil and gas business participates in exploration and production activities.

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

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                          Drilling
                          Contract       Management       Oil and                        Eliminations
                          Drilling        Services          Gas           Corporate        and Other         Consolidated
                        ------------    ------------    ------------    ------------     ------------        ------------
                                                                (In millions)
REVENUES FROM
  EXTERNAL CUSTOMERS
     2001               $      842.4    $      400.9    $       13.9                                         $    1,257.2
     2000                      584.1           435.6            20.1                                              1,039.8
     1999                      507.7           275.0             8.3                                                791.0

INTERSEGMENT REVENUES
     2001                       13.7             8.0              --                     $      (21.7)                 --
     2000                        5.1            10.0              --                            (15.1)                 --
     1999                       10.0             7.2              --                            (17.2)                 --

TOTAL REVENUES
     2001                      856.1           408.9            13.9                            (21.7)            1,257.2
     2000                      589.2           445.6            20.1                            (15.1)            1,039.8
     1999                      517.7           282.2             8.3                            (17.2)              791.0

OPERATING INCOME
     2001                      310.2            32.9             8.4    $      (26.1)           (22.3)(1)           303.1
     2000                      184.5            21.6            12.2           (24.6)            (5.2)              188.5
     1999                      153.5            13.3             2.0           (25.5)              --               143.3

DEPRECIATION, DEPLETION,
  AND AMORTIZATION
     2001                      128.2             0.2             2.1             2.1               --               132.6
     2000                      100.3             0.2             4.5             2.0               --               107.0
     1999                       83.1             0.2             3.6             1.9               --                88.8

CAPITAL EXPENDITURES
     2001                       88.9              --             2.0             6.4               --                97.3
     2000                      175.9             0.2             0.3             1.4               --               177.8
     1999                      442.5             0.1             4.1             1.4               --               448.1

SEGMENT ASSETS
     2001                    2,140.2            34.6            12.0           428.6               --             2,615.4
     2000                    2,105.9            59.9            14.8           216.2               --             2,396.8

---------
(1)  Restructure costs are discussed in Note 1.

In 2001, two customers each accounted for more than 10% of consolidated revenues. ExxonMobil provided $177.0 million of contract drilling revenues, and British Petroleum provided $134.2 million of contract drilling revenues and $1.5 million of drilling management services revenues. No single customer accounted for more than 10% of consolidated revenues for 1999 or 2000.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company is now a wholly-owned subsidiary of a company incorporated in the Cayman Islands; however, all of the Company's operations are located in countries other than the Cayman Islands. Revenues and assets by geographic area in the tables that follow were attributed to countries based on the physical location of the assets. The mobilization of rigs among geographic areas has affected area revenues and long-lived assets over the periods presented. Revenues from external customers by geographic areas were as follows:

                                   2001             2000             1999
                               ------------     ------------     ------------
                                               (In millions)

United Kingdom                 $      135.4     $      107.5     $      148.6
Trinidad and Tobago                    77.8             28.1             15.0
Other foreign countries               260.8            173.3            210.9
                               ------------     ------------     ------------
    Total foreign revenues            474.0            308.9            374.5
United States                         783.2            730.9            416.5
                               ------------     ------------     ------------
    Total revenues             $    1,257.2     $    1,039.8     $      791.0
                               ============     ============     ============


Long-lived assets by geographic areas, based on their location at December 31, were as follows:

                                            2001             2000
                                        ------------     ------------
                                                (In millions)

United Kingdom                          $      309.0     $      176.6
Trinidad and Tobago                             80.2            415.6
Other foreign countries                        171.0            311.0
                                        ------------     ------------
    Total foreign long-lived assets            560.2            903.2
United States                                1,337.7          1,036.9
                                        ------------     ------------
    Total long-lived assets             $    1,897.9     $    1,940.1
                                        ============     ============


NOTE 13 -TRANSACTIONS WITH AFFILIATES

As a wholly-owned subsidiary of GlobalSantaFe, the Company expects to engage in transactions with GlobalSantaFe and its other subsidiaries. Although the Company's transactions with affiliates of GlobalSantaFe have been immaterial to the Company's results of operations to date, the Company expects that these transactions may become material to the Company's financial position, results of operations and cash flows in the future.

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In millions)

Since the Company is now a wholly-owned subsidiary of GlobalSantaFe, earnings per share and share price data have been omitted from the following table. The consolidated selected quarterly financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data."

                                                2001                                         2000
                             ------------------------------------------   -----------------------------------------
                             Fourth       Third      Second     First      Fourth     Third      Second     First
                             Quarter     Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                             --------    --------   --------   --------   --------   --------   --------   --------
                                                                  (In millions)

Revenues                     $  292.2    $  313.8   $  376.4   $  274.8   $  332.4   $  272.0   $  231.3   $  204.1

Operating income                 52.5        90.5       95.4       64.6       61.9       54.6       49.2       22.8

Net income (loss)               (15.9)       62.1       84.3       40.7       40.9       32.3       28.1       12.6

Net income includes the
  following special items:
  Gain on sale of
     special-purpose rig           --          --       22.8         --         --         --         --         --
  Provision for
     income taxes (1)           (47.2)         --         --         --         --         --         --         --

----------
(1) The Company established a valuation allowance in the fourth quarter 2001 against a tax asset related to its United States net operating loss (NOL) carryforwards. As a result of the Merger, the Company's NOL expirations were accelerated by a year. In addition, reduced activity levels in the Gulf of Mexico contributed to a decrease in expected future earnings of the Company's U.S. subsidiaries.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Global Marine Inc.

Our audits of the consolidated financial statements referred to in our report dated March 14, 2002, appearing in the 2001 Annual Report on Form 10-K of Global Marine Inc. and its subsidiaries also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP


Houston, Texas
March 14, 2002

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (In millions)


                                                                  Additions
                                                       ------------------------------
                                                          Charge
                                                         (Credit)
                                       Balance at        to Costs          Charged                            Balance
                                       Beginning           and             to Other                           at End
           Description                  of Year          Expenses          Accounts        Deductions         of Year
---------------------------------     ------------     ------------      ------------     ------------      ------------

Year ended December 31, 2001:
     Allowance for doubtful
         accounts receivable          $        4.7     $       (4.6)     $         --     $         --      $        0.1
     Deferred tax asset valuation
         allowance                            40.7            130.7                --            (50.2)            121.2

Year ended December 31, 2000:
     Allowance for doubtful
         accounts receivable          $        6.6     $        0.6      $         --     $       (2.5)     $        4.7
     Deferred tax asset valuation
         allowance                            36.6              9.0                --             (4.9)             40.7

Year ended December 31, 1999:
     Allowance for doubtful
         accounts receivable (1)      $       13.7     $        1.8      $         --     $       (8.9)     $        6.6
     Deferred tax asset valuation
         allowance                            48.7               --                --            (12.1)             36.6

---------
(1) At December 31, 1999, $4.1 million of the allowance for doubtful accounts was classified as current and $2.5 million was classified as long- term.









ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                          Page

(a)    Financial Statements, Schedules and Exhibits

       (1)      Financial Statements
                  Report of Independent Accountants                                                         29
                  Consolidated Statements of Income                                                         30
                  Consolidated Balance Sheets                                                               31
                  Consolidated Statements of Cash Flows                                                     33
                  Consolidated Statements of Shareholders' Equity                                           34
                  Notes to Consolidated Financial Statements                                                35

       (2)      Financial Statement Schedule
                  Report of Independent Accountants                                                         57
                  Schedule II - Valuation and Qualifying Accounts                                           58

                Schedules other than Schedule II are omitted for the reason that they are not applicable.

       (3)    Exhibits

              The following are included as exhibits to this Annual Report on Form 10-K (Commission File No. 1-5471). Exhibits filed herewith are so indicated by a "+". Exhibits incorporated by reference are so indicated by parenthetical information.

         2.1 Agreement and Plan of Merger, dated as of August 31, 2001, among Santa Fe International Corporation, Silver Sub, Inc., Gold Merger Sub, Inc. and the Company (incorporated herein by this reference to Santa Fe International Corporation's Current Report on Form 8-K (Commission File No. 1-14634) filed September 4, 2001).

         3(i).1 Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on March 15, 1989, effective March 16, 1989 (incorporated herein by this reference to Exhibit 3(i).1 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1993).

         3(i).2 Certificate of Amendment of the Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 11, 1990 (incorporated herein by this reference to Exhibit 3(i).2 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1993).

         3(i).3 Certificate of Correction of the Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on September 25, 1990 (incorporated herein by this reference to Exhibit 3(i).3 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1993).

         3(i).4 Certificate of Amendment of the Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 11, 1992 (incorporated herein by this reference to Exhibit 3(i).4 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1993).

         3(i).5 Certificate of Amendment of the Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 12, 1994 (incorporated herein by this reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3 (No. 33-53691) filed with the Commission on May 18, 1994).

         +3(i).6 Certificate of Merger as filed with the Secretary of State of Delaware on November 20, 2001.

         3(ii).1 By-laws of the Company as amended through February 23, 1999 (incorporated herein by this reference to Exhibit 3(ii).2 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

         4.1 Section II-7 of the By-laws of the Company as amended February 23, 1999 (incorporated herein by this reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

         4.2 Indenture dated as of September 1, 1997, between the Company and Wilmington Trust Company, as Trustee, relating to Debt Securities of the Company (incorporated herein by this reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997); First Supplemental dated as of June 23, 2000 (incorporated herein by this reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30,
                  2000).

         4.3 Form of 7-1/8% Exchange Note Due 2007 (incorporated herein by this reference to Exhibit 4.4 of Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333- 39033) filed with the Commission on February 3, 1998).

         4.4 Terms of 7-1/8% Notes Due 2007 (incorporated herein by this reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997).

         4.5 Form of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

         4.6 Terms of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

         4.7 Registration Rights Agreement between the Company and Credit Suisse First Boston dated June 23, 2000 (incorporated herein by this reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).

         4.8 Form of Zero Coupon Convertible Debentures Due June 23, 2020 (incorporated herein by this reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).

         10.1 Bareboat Charter Agreement, dated July 2, 1996, between the United States of America and Global Marine Capital Investments Inc. (incorporated herein by this reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-5471) dated August 1, 1996).

         10.2 Shipbuilding Contract dated 27 February 1998 relating to Hull No. 1739 between Harland and Wolff Shipbuilding and Heavy Industries Limited and Global Marine International Services Corporation (incorporated herein by this reference to Exhibit
                  10.4 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31,
                  1998).

         10.3 Novation Agreement dated 9th December 1998 by and among Harland and Wolff Shipbuilding and Heavy Industries Limited, Global Marine International Drilling Corporation, Global Marine Leasing Corporation and the Company relating to Shipbuilding Contract dated 27 February 1998 for construction of deepwater drillship Hull No. 1739 (incorporated herein by this reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

         10.4 Novation Agreement dated 9th December 1998 by and among Harland and Wolff Shipbuilding and Heavy Industries Limited, Nelstar Leasing Company Limited, Global Marine International Drilling Corporation and Global Marine Leasing Corporation relating to Shipbuilding Contract dated 27 February 1998 for the construction of deepwater drillship Hull No. 1739 (incorporated herein by this reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

         10.5 Head Lease Agreement dated 8th December 1998 by and between Nelstar Leasing Company Limited, as lessor, and Global Marine Leasing Corporation, as lessee, relating to a Glomar Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1739 (t.b.n. "Glomar C.R. Luigs") (incorporated herein by this reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

         10.6 Guarantee and Indemnity dated 8th December 1998 by and between the Company, as guarantor, and Nelstar Leasing Company Limited, as lessor (incorporated herein by this reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31,
                  1998).

         10.7 Shipbuilding Contract dated 28 March 1998 relating to Hull No. 1740 between Harland and Wolff Shipbuilding and Heavy Industries Limited and Global Marine International Services Corporation (incorporated herein by this reference to Exhibit
                  10.5 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31,
                  1998).

         10.8 Novation Agreement dated 9th December 1998 by and among Harland and Wolff Shipbuilding and Heavy Industries Limited, BMBF (No. 12) Limited and Global Marine International Drilling Corporation relating to Shipbuilding Contract dated 28 March 1998 for the construction of deepwater drillship Hull No. 1740 (incorporated herein by this reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

         10.9 Head Lease Agreement dated 8th December 1998 by and between BMBF (No. 12) Limited, as lessor, and Global Marine International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740 (incorporated herein by this reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

         10.10 Deed of Guarantee and Indemnity dated 8th December 1998 by and between the Company, as Guarantor, and BMBF (No. 12) Limited, as Lessor (incorporated herein by this reference to Exhibit
                  10.15 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

         10.11 Amendment to Shipbuilding Contract, dated 19 November 1999, between Global Marine International Drilling Corporation for and on behalf of Nelstar Leasing Company Limited, and Harland and Wolff Shipbuilding and Heavy Industries Limited (incorporated herein by this reference to Exhibit 99.1 of the Company's Current Report on Form 8-K (Commission File No. 1-5471) dated November 23, 1999).

         10.12 Amendment to Shipbuilding Contract, dated 19 November 1999, between Global Marine International Drilling Corporation for and on behalf of BMBF (NO.12) Limited, and Harland and Wolff Shipbuilding and Heavy Industries Limited (incorporated herein by this reference to Exhibit 99.2 of the Company's Current Report on Form 8-K (Commission File No. 1-5471) dated November 23, 1999).

         10.13 Agreement, dated 19 November 1999, between Fred. Olsen Energy ASA, Global Marine International Drilling Corporation for and on behalf of Nelstar Leasing Company Limited, and Global Marine International Drilling Corporation acting on its own behalf (incorporated herein by this reference to Exhibit 99.3 of the Company's Current Report on Form 8-K (Commission File No. 1-5471) dated November 23, 1999).

         10.14 Agreement, dated 19 November 1999, between Fred. Olsen Energy ASA, Global Marine International Drilling Corporation for and on behalf of BMBF (NO.12) Limited, and Global Marine International Drilling Corporation acting on its own behalf (incorporated herein by this reference to Exhibit 99.4 of the Company's Current Report on Form 8-K (Commission File No. 1-5471) dated November 23, 1999).

         10.15 Guarantee, dated 19 November 1999, by the Company in favor of Harland and Wolff Shipbuilding and Heavy Industries Limited, with respect to obligations of the owner of the Glomar C.R. Luigs (incorporated herein by this reference to Exhibit 99.5 of the Company's Current Report on Form 8-K (Commission File No. 1-5471) dated November 23, 1999).

         10.16 Guarantee, dated 19 November 1999, by the Company in favor of Harland and Wolff Shipbuilding and Heavy Industries Limited, with respect to obligations of the owner of the Glomar Jack Ryan (incorporated herein by this reference to Exhibit 99.6 of the Company's Current Report on Form 8-K (Commission File No. 1-5471) dated November 23, 1999).

*        10.17    Employee Severance Protection Plan adopted May 2, 1997
                  (incorporated herein by this reference to Santa Fe
                  International Corporation's Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Form of Executive Severance
                  Protection Agreement thereunder, effective October 18, 1999, between Santa Fe International Corporation and certain directors and executive officers of the Company, respectively
                  (incorporated herein by this reference to Santa Fe
                  International Corporation's Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*        10.18    Amendment to Executive Severance Protection Agreement, dated
                  August 31, 2001, between Santa Fe International Corporation and C. Stedman Garber, Jr. (incorporated herein by this reference to Exhibit 10.32 of GlobalSantaFe Corporation's
                  Annual Report on Form 10-K (Commission File No. 1-14634) for the year ended December 31, 2001).

*        10.19    Form of Severance Agreement dated August 16, 2001, between the
                  Company and Jon A. Marshall (subsequently assumed by
                  GlobalSantaFe Corporation) (incorporated herein by this reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended
                  September 30, 2001).

*        10.20    Global Marine Severance Program for Shorebased Staff
                  Personnel, as amended and restated effective August 16, 2001
                  (subsequently assumed by GlobalSantaFe Corporation)
                  (incorporated herein by this reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q (Commission File No.
                  1-5471) for the quarter ended September 30, 2001).

*        10.21    1997 Long Term Incentive Plan (incorporated herein by this reference to Santa Fe International Corporation's Registration
                  Statement on Form S-8 (No. 333-7070) filed June 13, 1997);
                  Amendment to 1997 Long Term Incentive Plan (incorporated herein by this reference to Santa Fe International
                  Corporation's Annual Report on Form 20-F (Commission File No.
                  1-14634) for the calendar year ended December 31, 1998);
                  Amendment to 1997 Long Term Incentive Plan dated December 1,
                  1999 (incorporated herein by this reference to Santa Fe
                  International Corporation's Annual Report on Form 20-F
                  (Commission File No. 1-14634) for the calendar year ended
                  December 31, 1999).

*        10.22    GlobalSantaFe Corporation 2001 Long-Term Incentive Plan
                  (incorporated herein by this reference to Exhibit 10.1 to Santa Fe International Corporation's Quarterly Report on Form
                  10-Q (Commission File No. 1-14634) for the quarter ended June
                  30, 2001).

*        10.23    Global Marine Inc. 1989 Stock Option and Incentive Plan
                  (incorporated herein by this reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K (Commission File No.
                  1-5471) for the year ended December 31, 1988); First Amendment
                  (incorporated herein by this reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K (Commission File No.
                  1-5471) for the year ended December 31, 1990); Second
                  Amendment (incorporated herein by this reference to Exhibit
                  10.7 of the Company's

                  Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); Third Amendment (incorporated herein by this reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1993.); Fourth Amendment (incorporated herein by this reference to Exhibit
                  10.16 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1994.); Fifth Amendment (incorporated herein by this reference to Exhibit
                  10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1996.); Sixth Amendment (incorporated herein by this reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31,
                  1996).

*        10.24    GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan
                  (incorporated herein by this reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No.
                  1-5471) for the quarter ended March 31, 1998); First Amendment
                  (incorporated herein by this reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (Commission File No.
                  1-5471) for the quarter ended June 30, 2000).

*        10.25    Form of Memorandum dated March 4, 2002, Regarding Grant of
                  Performance-Based Restricted Units to the Company's Directors, respectively, including Terms and Conditions of Performance-Based Restricted Units (incorporated herein by this reference to Exhibit 10.40 of GlobalSantaFe Corporation's
                  Annual Report on Form 10-K (Commission File No. 1-14634) for the year ended December 31, 2001).

*        10.26    Form of Notice of Grant of Stock Options currently in use for new stock option grants under the 2001 Long-Term Incentive
                  Plan and the GlobalSantaFe Corporation 1998 Stock Option and
                  Incentive Plan as amended (incorporated herein by this reference to Exhibit 10.41 of GlobalSantaFe Corporation's
                  Annual Report on Form 10-K (Commission File No. 1-14634) for the year ended December 31, 2001).

*        10.27    Global Marine Executive Life Insurance Plan (incorporated
                  herein by this reference to Exhibit 10.5 of the Company's
                  Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1988).

*        10.28    Equity Restoration Plan (incorporated herein by this reference to Santa Fe International Corporation's Registration Statement on Form F-1 (No. 333-6912) filed May 14, 1997).

*        10.29    Supplemental Executive Retirement Plan (incorporated herein by this reference to Santa Fe International Corporation's Annual
                  Report on Form 20-F (Commission File No. 1-14634) for the fiscal year ended June 30, 1997); Amendment to Supplemental
                  Executive Retirement Plan (incorporated herein by this reference to Santa Fe International Corporation's Annual
                  Report on Form 20-F (Commission File No. 1-14634) for the calendar year ended December 31, 1998); Amendment to Supplemental Executive Retirement Plan (incorporated herein by this reference to Santa Fe International Corporation's Annual
                  Report on Form 20-F (Commission File No. 1-14634) for the calendar year ended December 31, 1998); Amendment to Supplemental Executive Retirement Plan dated December 1, 1999
                  (incorporated herein by this reference to Santa Fe
                  International Corporation's Annual Report on Form 20-F
                  (Commission File No. 1-14634) for the calendar year ended
                  December 31, 1999).

*        10.30    Global Marine Inc. Executive Supplemental Retirement Plan of
                  1990 (incorporated herein by this reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K (Commission File No.
                  1-5471) for the year ended December 31, 1990); First Amendment
                  (incorporated herein by this reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No.
                  1-5471) for the quarter ended March 31, 1997); Second
                  Amendment (incorporated herein by this reference to Exhibit
                  10.37 of the Company's Annual Report on Form 10-K (Commission
                  File No. 1-5471) for the year ended December 31, 1998).

*        10.31    Global Marine Executive Deferred Compensation Trust as
                  established effective January 1, 1995 (incorporated herein by this reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended
                  December 31, 1995); First Amendment (incorporated herein by this reference to Exhibit 10.2 of the Company's Quarterly
                  Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31, 1997); Second Amendment and
                  Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI
                  Trust Company (incorporated herein by this reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q
                  (Commission File No. 1-5471) for the quarter ended June 30,
                  1999).

*        10.32    Global Marine Benefit Equalization Retirement Plan effective
                  January 1, 1990 (incorporated herein by this reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K
                  (Commission File No. 1-5471) for the year ended December 31,
                  1989).

*        10.33    Global Marine Benefit Equalization Retirement Trust as
                  established effective January 1, 1990 (incorporated herein by this reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended
                  December 31, 1989); First Amendment and Appointment of
                  Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company
                  (incorporated herein by this reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No.
                  1-5471) for the quarter ended June 30, 1999).

*        10.34    Form of Santa Fe International Corporation Directors and
                  Officers Indemnity Agreement (incorporated herein by this reference to Santa Fe International Corporation's Annual
                  Report on Form 20-F (Commission File No. 1-14634) for the fiscal year ended June 30, 1997).

*        10.35    Form of Global Marine Inc. Indemnification Agreement
                  (incorporated herein by this reference to Exhibit 10.52 of the Company's Annual Report on Form 10-K (Commission File No.
                  1-5471) for the year ended December 31, 1999).

*        10.36    Form of GlobalSantaFe Indemnity Agreement (incorporated herein by this reference to Exhibit 10.51 of GlobalSantaFe
                  Corporation's Annual Report on Form 10-K (Commission File No.
                  1-14634) for the year ended December 31, 2001).

*        10.37    Trust Under Santa Fe International Corporation Nonqualified
                  Plans, dated January 3, 1995, between Santa Fe International
                  Corporation and Wachovia Bank of North Carolina, N.A.
                  (incorporated herein by this reference to Exhibit 10.57 of GlobalSantaFe Corporation's Annual Report on Form 10-K
                  (Commission File No. 1-14634) for the year ended December 31, 2001); Amendment to Trust under Santa Fe
                  International Corporation Nonqualified Plans, dated December
                  1, 1999 (incorporated herein by this reference to Santa Fe
                  International Corporation's Annual Report on Form 20-F
                  (Commission File No. 1-14634) for the calendar year ended
                  December 31, 1999).

*        10.38    Annual Incentive Compensation Plan (incorporated herein by this reference to Santa Fe International Corporation's
                  Registration Statement on Form S-8 (No. 333-7070) filed June
                  13, 1997); Amendment to Annual Incentive Compensation Plan dated December 1, 1999 (incorporated herein by this reference to Santa Fe International Corporation's Annual Report on Form
                  20-F (Commission File No. 1-14634) for the calendar year ended
                  December 31, 1999).

*        10.39    Global Marine Personal Financial Planning Assistance Program
                  for Senior Executive Officers, adopted August 16, 2001
                  (incorporated herein by this reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No.
                  1-5471) for the quarter ended September 30, 2001).

*        10.40    Global Marine Personal Financial Planning Assistance Program
                  for Key Employees, adopted August 16, 2001 (incorporated herein by this reference to Exhibit 10.2 of the Company's
                  Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).

     +    23.1    Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants.

----------
+        Filed herewith.

*        Indicates management contract or compensatory plan or arrangement.


         The Company hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the Securities and Exchange Commission on request agreements defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith in accordance with said Item.

(b)      Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the last quarter of 2001:

         Filing Date                   Items Reported                       Financial Statements Filed
         -----------                   --------------                       --------------------------

         October 5, 2001               Item 7, Financial Statements, Pro    None
                                       Forma Financial Information and
                                       Exhibits;
                                       Item 9, Regulation FD Disclosure

         October 9, 2001               Item 5, Other Events; Item 7,        None
                                       Financial Statements, Pro Forma
                                       Financial Information and Exhibits

         October 15, 2001              Item 7, Financial Statements, Pro    None
                                       Forma Financial Information and
                                       Exhibits;
                                       Item 9, Regulation FD Disclosure

         October 18, 2001              Item 5, Other Events;                None
                                       Item 7, Financial Statements, Pro
                                       Forma Financial Information and
                                       Exhibits

         November 5, 2001              Item 5, Other Events;                None
                                       Item 7, Financial Statements, Pro
                                       Forma Financial Information and
                                       Exhibits

         November 6, 2001              Item 7, Financial Statements, Pro    None
                                       Forma Financial Information and
                                       Exhibits;
                                       Item 9, Regulation FD Disclosure

         November 20, 2001             Item 1, Changes in Control of        None
                                       Registrant; Item 7, Financial
                                       Statements, Pro Forma Financial
                                       Information and Exhibits

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GLOBAL MARINE INC.
                                         (REGISTRANT)


Date: March 28, 2002                     By: L. CRAIG WILLIAMS
                                             -------------------------
                                                (L. Craig Williams)
                                              Treasurer and Controller

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

           Signature                                    Title                                 Date
           ---------                                    -----                                 ----


       CHARLES M. STRIEDEL                            President                           March 28, 2002
--------------------------------             (Principal Executive Officer)
     (Charles M. Striedel)


       L. CRAIG WILLIAMS                       Treasurer and Controller                   March 28, 2002
--------------------------------     (Principal Financial and Accounting Officer)
      (L. Craig Williams)



         JON A. MARSHALL                              Director                            March 28, 2002
--------------------------------
       (Jon A. Marshall)


       SEALS M. McCARTY                               Director                            March 28, 2002
--------------------------------
      (Seals M. McCarty)


       JAMES L. McCULLOCH                             Director                            March 28, 2002
--------------------------------
      (James L. McCulloch)


          W. MATT RALLS                               Director                            March 28, 2002
--------------------------------
        (W. Matt Ralls)

                                  EXHIBIT INDEX


1. Copies of the exhibits listed below are submitted with this Annual Report on Form 10-K, immediately following this index.

         3(i).6 Certificate of Merger as filed with the Secretary of State of Delaware on November 20, 2001.

         23.1     Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants.

2. All other exhibits listed in Item 14(a)(3) are incorporated by reference in this Annual Report on Form 10-K, as stated in Item 14(a)(3). Descriptions of these exhibits are incorporated herein by this reference to Item 14(a)(3) of this Report.