Form 10-Q
period 2002-03-31
GLOBAL MARINE INC
filed 2002-05-14
CIK 41850

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                 (Mark One)
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



The Registrant meets the conditions set forth in Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


--------------------------------------------------------------------------------

                       GLOBAL MARINE INC. AND SUBSIDIARIES

                         TABLE OF CONTENTS TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

                                                                          Page
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Report of Independent Accountants                                    3

       Condensed Consolidated Statements of Income for the
            Three Months Ended March 31, 2002 and 2001                      4

       Condensed Consolidated Balance Sheets as of
            March 31, 2002 and December 31, 2001                            5

       Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2002 and 2001                      7

       Notes to Condensed Consolidated Financial Statements                 8

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           14


PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                               21

SIGNATURE                                                                  22

                       -----------------------------------

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

Our forward-looking statements include statements about the following subjects: our liabilities related to our restructuring program and our expectation that we will satisfy substantially all such liabilities by December 31, 2002; recent strengthening in natural gas prices and our optimism that it will result in increases in drilling activity in the U.S. Gulf of Mexico, which may increase utilization levels and dayrates over the course of 2002; our ability to meet all of our current obligations, including working capital requirements, capital expenditures and debt service; the anticipated effect of the required adoption of SFAS No. 143 in 2003; and any other statements that are not historical facts.

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

Factors that could cause or contribute to such differences include, but are not limited to:

     - severance costs in connection with our restructuring program, which can be influenced by general economic conditions and the availability of employment opportunities outside the Company;

     - regional or worldwide demand for oil or natural gas and resulting fluctuations in the price of oil or natural gas and the level of activity in oil or natural gas exploration, development and production;

     - competition and market conditions in the offshore contract drilling industry, including dayrates and utilization;

     - changes in oil and natural gas drilling technology or in our competitors drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

     -    the adequacy of sources of liquidity;

     -    the effect of litigation and other contingencies; and

     - such other factors as may be discussed in the "Risk Factors" section under Items 1 and 2 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2001, and in our other reports filed with the U.S. Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Global Marine Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Global Marine Inc. and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income for each of the three-month periods ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated March 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Houston, Texas
May 13, 2002

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions, except per share amounts)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                         2002             2001
                                                        -------         -------
Revenues:
  Contract drilling                                     $ 201.3         $ 184.9
  Drilling management services                             76.1            83.6
  Oil and gas                                               1.7             6.3
                                                        -------         -------
    Total revenues                                        279.1           274.8
                                                        -------         -------
Expenses:
  Contract drilling                                       108.8            88.2
  Drilling management services                             69.6            83.0
  Oil and gas                                               0.8             0.7
  Depreciation, depletion and amortization                 35.1            32.7
  General and administrative                                3.7             5.6
                                                        -------         -------
    Total operating expenses                              218.0           210.2
                                                        -------         -------
Operating income                                           61.1            64.6

Other income (expense):
  Interest expense                                        (14.3)          (14.1)
  Interest income                                           2.8             2.9
  Other                                                    (0.3)            -
                                                        -------         -------
    Total other income (expense)                          (11.8)          (11.2)
                                                        -------         -------
    Income before income taxes                             49.3            53.4

Provision for income taxes:
  Current tax provision                                     4.6             2.7
  Deferred tax provision                                    0.7            10.0
                                                        -------         -------
    Total provision for income taxes                        5.3            12.7
                                                        -------         -------
Net income                                              $  44.0         $  40.7
                                                        =======         =======






            See notes to condensed consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)


                                     ASSETS



                                                     March 31,     December 31,
                                                       2002           2001
                                                     ---------     ------------
Current assets:
  Cash and cash equivalents                          $  449.2        $  369.3
  Marketable securities                                  39.7            39.6
  Accounts receivable, net of allowances                196.4           192.7
  Costs incurred on turnkey drilling projects
    in progress                                           4.1             5.0
  Prepaid expenses                                        5.0            10.9
  Future income tax benefits                              3.4             2.3
  Other current assets                                    0.8             1.2
                                                     --------        --------
    Total current assets                                698.6           621.0
                                                     --------        --------

Properties and equipment:
  Rigs and drilling equipment, less accumulated
    depreciation of $713.8 at March 31, 2002, and
    $669.3 at December 31, 2001                       1,886.8         1,891.5
  Oil and gas properties, full-cost method,
    less accumulated depreciation, depletion and
    amortization of $19.8 at March 31, 2002, and
    $19.3 at December 31, 2001                            6.2             6.4
                                                     --------        --------
Net properties                                        1,893.0         1,897.9

Other assets                                             55.4            96.5
                                                     --------        --------
Total assets                                         $2,647.0        $2,615.4
                                                     ========        ========






            See notes to condensed consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                 ($ in millions)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31,       December 31,
                                                                   2002              2001
                                                                 ---------       ------------
Current liabilities:
  Accounts payable                                                $   86.2         $   83.4
  Accrued compensation and related employee costs                     16.8             27.6
  Accrued income taxes                                                16.6             16.8
  Accrued interest                                                     8.8              8.9
  Other accrued liabilities                                           33.2             37.4
                                                                  --------         --------
    Total current liabilities                                        161.6            174.1
                                                                  --------         --------

Long-term debt                                                       915.1            912.2
Capital lease obligation                                              17.4             17.0
Deferred income taxes                                                 29.5             27.7
Other long-term liabilities                                           40.7             45.3
Contingencies (Note 3)                                                   -                -

Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized, no shares issued or outstanding                          -                -
  Common stock and additional paid-in capital, $0.10 par
    value, 300,000,000 shares authorized, 100 shares issued
    and outstanding at both March 31, 2002 and
    December 31, 2001                                                377.2            377.3
  Retained earnings                                                1,120.2          1,076.2
  Accumulated other comprehensive loss                               (14.7)           (14.4)
                                                                  --------         --------
    Total stockholders' equity                                     1,482.7          1,439.1
                                                                  --------         --------
    Total liabilities and stockholders' equity                    $2,647.0         $2,615.4
                                                                  ========         ========





            See notes to condensed consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in millions)


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                    2002               2001
                                                                 ----------          --------
Cash flows from operating activities:
  Net income                                                       $ 44.0             $ 40.7
  Adjustments to reconcile net income to net
    cash flow provided by operating activities:
    Depreciation, depletion and amortization                         35.1               32.7
    Deferred income taxes                                             0.7               10.0
    (Increase) decrease in accounts receivable                       (3.7)              40.8
    Decrease (increase) in prepaid expenses and other
      current assets                                                  7.2               (8.8)
    Decrease in accounts payable                                     (1.6)             (38.0)
    Decrease in accrued liabilities                                 (15.3)             (11.2)
    Other, net                                                       (4.1)              (5.6)
                                                                   ------             ------
      Net cash flow provided by operating activities                 62.3               60.6
                                                                   ------             ------
Cash flows from investing activities:
  Capital expenditures                                              (25.9)              (9.9)
  Purchases of held-to-maturity marketable securities               (39.7)                 -
  Proceeds from maturities of held-to-maturity
    marketable securities                                            39.6                  -
  Proceeds from sales of properties and equipment                    43.6                0.8
                                                                   ------             ------
    Net cash flow provided by (used in) investing activities         17.6               (9.1)
                                                                   ------             ------
Cash flows from financing activities:
  Proceeds from issuance of common stock                               -                 5.5
                                                                   ------             ------

    Net cash flow provided by financing activities                     -                 5.5
                                                                   ------             ------
Increase in cash and cash equivalents                                79.9               57.0
Cash and cash equivalents at beginning of period                    369.3              144.3
                                                                   ------             ------
Cash and cash equivalents at end of period                         $449.2             $201.3
                                                                   ======             ======




            See notes to condensed consolidated financial statements.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

Global Marine Inc. (the "Company") is a domestic and international offshore drilling contractor, with a fleet of 33 mobile offshore drilling rigs worldwide, providing offshore drilling services on a daily-rate ("dayrate") basis in the U.S. Gulf of Mexico and internationally. The Company also provides drilling management services on a dayrate or completed-project, fixed-price ("turnkey") basis. As part of its drilling management services business, the Company provides planning, engineering and management services beyond the scope of its traditional contract drilling business. The Company also engages in oil and gas exploration, development and production activities principally in order to facilitate the acquisition of turnkey contracts for its drilling management services operations. As a result of the Merger described below, the Company is now a wholly-owned subsidiary of GlobalSantaFe Corporation ("GlobalSantaFe").

The condensed consolidated financial statements include the accounts of Global Marine Inc. and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, the term "Company" refers to Global Marine Inc. and its consolidated subsidiaries. The condensed consolidated financial statements and related footnotes are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

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

These interim financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

RESTRUCTURING COSTS

In connection with the Merger, GlobalSantaFe has implemented a restructuring designed to streamline its organization and improve efficiency. The portion of this restructuring program affecting the Company

                       GLOBAL MARINE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

involves a workforce reduction of approximately 30 positions, the consolidation of the Company's administrative office in Lafayette into the Company's Houston office, and the consolidation of Santa Fe International's and the Company's North Sea administrative offices in Aberdeen, Scotland. The employee functions affected are primarily corporate support in nature and include accounting, information technology and employee benefits, among others. Approximately 80% of the affected positions are located in Houston, and the remaining 20% are located in Aberdeen.

Estimated restructuring costs in connection with the Company's portion of the restructuring program were recorded as a pretax charge in the fourth quarter of 2001. The first quarter 2002 payments related to these restructuring costs are summarized as follows:


                                                       Office Closures          Directors'
                                    Employee          and Consolidation       Separation and
Restructuring Costs:              Severance Costs       of Facilities         Other Costs (2)     Total
------------------------------    ---------------     -----------------       ---------------    -------
                                                         ($ in millions)
Houston and Lafayette Offices:
------------------------------
Number of Employees - 24 (1)
Liability at 12/31/01                  $ 8.2                $4.1                    $2.5          $14.8
Payments                                (0.1)                 -                       -            (0.1)
                                       -----                ----                    ----          -----
Liability at 3/31/02                     8.1                 4.1                     2.5           14.7
                                       -----                ----                    ----          -----

Aberdeen Office:
----------------
Number of Employees - 6 (1)
Liability at 12/31/01                    0.9                 0.2                     0.1            1.2
Payments                                (0.2)                 -                       -            (0.2)
                                       -----                ----                    ----          -----
Liability at 3/31/02                     0.7                 0.2                     0.1            1.0
                                       -----                ----                    ----          -----

Total:
------
Number of Employees - 30 (1)
Liability at 12/31/01                    9.1                 4.3                     2.6           16.0
Payments                                (0.3)                 -                       -            (0.3)
                                       -----                ----                    ----          -----
Liability at 3/31/02                   $ 8.8                $4.3                    $2.6          $15.7
                                       =====                ====                    ====          =====

---------------

(1)  Estimated at the time of the Merger.

(2) The liability at March 31, 2002 includes $2.0 million of special termination costs related to certain retirement plans which is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The Company expects to satisfy substantially all of its liabilities related to the restructuring program by December 31, 2002.

                       GLOBAL MARINE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SEGMENT INFORMATION

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:




                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             2002      2001
                                                           --------  --------
                                                            ($ in millions)
Revenues from external customers:
  Contract drilling                                         $201.3     $184.9
  Drilling management services                                76.1       83.6
  Oil and gas                                                  1.7        6.3
                                                            ------     ------
    Consolidated                                            $279.1     $274.8
                                                            ======     ======
Intersegment revenues:
  Contract drilling                                         $  2.3     $  4.2
  Drilling management services                                 2.0        0.9
  Intersegment elimination                                    (4.3)      (5.1)
                                                            ------     ------
    Consolidated                                            $   -      $   -
                                                            ======     ======
Total revenues:
  Contract drilling                                         $203.6     $189.1
  Drilling management services                                78.1       84.5
  Oil and gas                                                  1.7        6.3
  Intersegment elimination                                    (4.3)      (5.1)
                                                            ------     ------
    Consolidated                                            $279.1     $274.8
                                                            ======     ======
Segment income:
  Contract drilling                                         $ 58.8     $ 65.1
  Drilling management services                                 6.4        0.5
  Oil and gas                                                  0.4        5.0
                                                            ------     ------
    Total segment income                                      65.6       70.6
Corporate expenses                                            (4.5)      (6.0)
                                                            ------     ------
    Operating income                                          61.1       64.6
Other income (expense)                                       (11.8)     (11.2)
                                                            ------     ------
    Income before income taxes                              $ 49.3     $ 53.4
                                                            ======     ======


NOTE 3 - CONTINGENCIES

Applied Drilling Technology Inc. ("ADTI"), a wholly-owned subsidiary of the Company, Patterson Energy Services, Inc. and Eagle Oilfield Inspection Services, Inc. are defendants in a civil lawsuit filed in September 2001 by Newfield Exploration Co. ("Newfield") and its insurance underwriters in the United States District Court for the Eastern District of Louisiana. The lawsuit arises out of damage caused to an

                       GLOBAL MARINE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

offshore well owned by Newfield, which had been drilled by ADTI in the U.S. Gulf of Mexico pursuant to a turnkey drilling contract and in respect of which Patterson Services, Inc. and Eagle Oilfield Inspection Services, Inc. also performed services. The well was damaged following completion of a turnkey contract when the well head was struck by a fishing vessel. The plaintiffs allege breach of contract, negligence and breach of warranty on the part of the defendants and have sued for damages of approximately $13 million. The Company believes that the claims are without merit, and intends to vigorously pursue the defense of this matter.

The Company and a number of other participants in the offshore contract drilling business in the Gulf of Mexico are defendants in a class action lawsuit pending in the United States District Court for the Southern District of Texas. The lawsuit alleges a conspiracy among the defendants to fix or restrain wages and benefits paid to their offshore employees, and seeks an unspecified amount of damages, treble damages and other relief. Although the Company has vigorously denied the allegations, it has agreed to settle the lawsuit for a total of $8.7 million, of which $7.6 million will be paid by the Company's insurance underwriters. This settlement has now been approved by the Court.

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

Under the terms of the Funding Agreement, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, (pound)57 million ($92.6 million) above the drillships' $315 million contract price. The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reached (pound)65 million ($104.7 million). The Company and the Lessors have advanced a total of (pound)63.9 million ($103.1 million) under the Funding Agreement, including (pound)6.9 million ($10.5 million) in connection with the Company's share of cost overruns.

In December 2001 and January 2002, the Shipbuilder served points of claim in the existing arbitration proceedings for the shipbuilding contracts for the Glomar C.R. Luigs and the Glomar Jack Ryan, respectively. The Shipbuilder claims breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment and information relating thereto, and change orders. The Shipbuilder also requested additional compensation

                       GLOBAL MARINE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for increases in the steelweight of the drillships. The claims for the two drillships total (pound)169 million ($248.2 million) together with $43.6 million with respect to the steelweight claims, in excess of the contract price. With the exception of a small portion of the steelweight claim, the Company believes that the claims are totally without merit. The contracts provide that such claims are to be resolved through arbitration in London.

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


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In 2001 the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In May 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted the provisions of SFAS No. 142 and SFAS No. 144 effective January 1, 2002.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142:

                      GLOBAL MARINE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


o Eliminate the amortization of goodwill and indefinite-lived intangible assets;

o Require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); and

o Require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

The adoption of SFAS No. 142 did not have a material effect on the Company's results of operations, financial position or cash flows.

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, among other things:

o Establishes criteria to determine when a long-lived asset is held for sale, including a group of assets and liabilities that represents the unit of accounting for a long-lived asset classified as held for sale;

o Provides guidance on the accounting for a long-lived asset if the criteria for classification as held for sale are met after the balance sheet date but before the issuance of the financial statements; and

o Provides guidance on the accounting for a long-lived asset classified as held for sale.

The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

SFAS No. 143 establishes accounting standards for the recognition and measurement of liabilities in connection with asset retirement obligations, and is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that the required adoption of SFAS No. 143 in 2003 will have a material effect on its results of operations, financial position or cash flows.

SFAS No. 145, among other things, addresses the criteria for the classification of extinguishment of debt as an extraordinary item and addresses the accounting treatment of certain sale-leaseback transactions. This statement is effective for fiscal years beginning after May 15, 2002. The Company is currently assessing the effect, if any, of the adoption of this statement on its results of operations, financial position and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a domestic and international offshore drilling contractor, with a modern, diversified fleet of 33 mobile offshore drilling rigs worldwide, providing offshore drilling services on a daily-rate ("dayrate") basis in the U.S. Gulf of Mexico and internationally. The Company also provides offshore oil and gas drilling management services on a dayrate or completed-project, fixed-price ("turnkey") basis. As part of its drilling management services, the Company provides planning, engineering and management services beyond the scope of its traditional contract drilling business. The Company also engages in oil and gas exploration, development and production activities principally in order to facilitate the acquisition of turnkey contracts for its drilling management services operations. As a result of the Merger, discussed below, the Company is now a wholly-owned subsidiary of GlobalSantaFe Corporation.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These policies, estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates and assumptions. For a discussion of the critical accounting policies and estimates that the Company uses in the preparation of its condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

MERGER WITH SANTA FE INTERNATIONAL

On November 20, 2001, the Company merged (the "Merger") with a subsidiary of Santa Fe International Corporation and became a wholly-owned subsidiary of Santa Fe International, which was renamed GlobalSantaFe Corporation ("GlobalSantaFe") at the time of the Merger.

RESTRUCTURING COSTS

In connection with the Merger, GlobalSantaFe has implemented a restructuring designed to streamline its organization and improve efficiency. The portion of this restructuring program affecting the Company involves a workforce reduction of approximately 30 positions, the consolidation of the Company's administrative office in Lafayette into the Company's Houston office, and the consolidation of Santa Fe International's and the Company's North Sea administrative offices in Aberdeen, Scotland. The employee functions affected are primarily corporate support in nature and include accounting, information technology and employee benefits, among others. Approximately 80% of the affected positions are located in Houston, and the remaining 20% are located in Aberdeen.

Estimated restructuring costs in connection with the Company's portion of the restructuring program were recorded as a pretax charge in the fourth quarter of 2001. The first quarter 2002 payments related to these restructuring costs are summarized as follows:

                                                       Office Closures          Directors'
                                    Employee          and Consolidation       Separation and
Restructuring Costs:              Severance Costs       of Facilities         Other Costs (2)     Total
------------------------------    ---------------     -----------------       ---------------    -------
                                                         ($ in millions)
Houston and Lafayette Offices:
------------------------------
Number of Employees - 24 (1)
Liability at 12/31/01                  $ 8.2                $4.1                    $2.5          $14.8

Payments                                (0.1)                 -                       -            (0.1)
                                       -----                ----                    ----          -----
Liability at 3/31/02                     8.1                 4.1                     2.5           14.7
                                       -----                ----                    ----          -----
Aberdeen Office:
----------------
Number of Employees - 6 (1)
Liability at 12/31/01                    0.9                 0.2                     0.1            1.2
Payments                                (0.2)                 -                       -            (0.2)
                                       -----                ----                    ----          -----
Liability at 3/31/02                     0.7                 0.2                     0.1            1.0
                                       -----                ----                    ----          -----
Total:
------
Number of Employees - 30 (1)
Liability at 12/31/01                    9.1                 4.3                     2.6           16.0
Payments                                (0.3)                 -                       -            (0.3)
                                       -----                ----                    ----          -----
Liability at 3/31/02                   $ 8.8                $4.3                    $2.6          $15.7
                                       =====                ====                    ====          =====

---------------

(1)  Estimated at the time of the Merger.

(2) The liability at March 31, 2002 includes $2.0 million of special termination costs related to certain retirement plans which is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The Company expects to satisfy substantially all of its liabilities related to the restructuring program by December 31, 2002.

OPERATING RESULTS

SUMMARY

Data relating to the Company's operations by business segment follows (dollars in millions):

                                              Three Months Ended
                                                  March 31,
                                              ------------------      Increase/
                                               2002        2001       (Decrease)
                                              ------      ------      ----------
Revenues:
  Contract drilling                           $203.6      $189.1           8 %
  Drilling management services                  78.1        84.5          (8)%
  Oil and gas                                    1.7         6.3         (73)%
  Less: Intersegment revenues                   (4.3)       (5.1)        (16)%
                                              ------      ------
                                              $279.1      $274.8           2 %
                                              ======      ======

Operating income:
  Contract drilling                           $ 58.8      $ 65.1         (10)%
  Drilling management services                   6.4         0.5       1,180 %
  Oil and gas                                    0.4         5.0         (92)%
  Corporate expenses                            (4.5)       (6.0)        (25)%
                                              ------      ------
                                              $ 61.1      $ 64.6          (5)%
                                              ======      ======

Operating income decreased by $3.5 million to $61.1 million for the first quarter of 2002 from $64.6 million for the first quarter of 2001, due primarily to increases in labor, insurance and repair and maintenance expenses, along with a decline in oil and gas operating income as a result of lower oil and gas spot prices in the first quarter of 2002 compared to the prior year quarter. These declines were partially offset by improved turnkey drilling performance and decreases in corporate expenses. Operating income for the Company's drilling management services segment for the three months ended March 31, 2001 includes a $4.1 million loss recorded on a turnkey well drilled offshore Louisiana.

The largest drilling market in the world is the U.S. Gulf of Mexico jackup market. This market is strongly influenced by the price of natural gas, which began to weaken considerably in the first quarter of 2001, causing many independent exploration and production companies to reduce their drilling activity in the region. As a result, rig utilization declined until dayrates reached near cash-breakeven levels. International drilling activity remained strong throughout the first quarter of 2002 as utilization and dayrates either improved or remained steady at high rates for the Company's international operations. The Gulf of Mexico drilling market has begun to show signs of improvement as industry jackup utilization averaged 57% for the first quarter of 2002 compared to 54% for the fourth quarter of 2001. The Company is optimistic that the recent strengthening in natural gas prices, due in part to an improving U.S. economy and higher oil prices, will result in increases in drilling activity in the area which may increase utilization levels and dayrates over the course of 2002.

In recent years the industry has experienced new construction of ultra-deepwater rigs in response to a high level of demand for such rigs. Currently, all four of the Company's ultra-deepwater rigs in operation are fully employed under contracts expiring from August 2002 to October 2003. The Company's ability to obtain new contracts on these vessels and the terms of such contracts will be dependent on market conditions at the time these rigs are available for contract. The Company can make no assurances that it will be able to obtain contracts for all of its ultra-deepwater rigs or that the contract terms will be similar to those contained in current contracts.

CONTRACT DRILLING OPERATIONS

Data with respect to the Company's contract drilling operations follows (dollars in millions, except average dayrates):


                                              Three Months Ended
                                                  March 31,
                                              ------------------      Increase/
                                               2002        2001       (Decrease)
                                              ------      ------      ----------
Contract drilling revenues by area: (1)
  U.S. Gulf of Mexico                         $ 89.6      $100.0         (10)%
  West Africa                                   45.6        28.4          61 %
  North Sea                                     40.3        17.1         136 %
  South America                                 28.0        39.5         (29)%
  Other                                          0.1         4.1         (98)%
                                              ------      ------
                                              $203.6      $189.1           8 %
                                              ======      ======

Average rig utilization:                          94%         89%

Average dayrate:                              $73,300     $71,100

---------------

(1)  Includes revenues earned from affiliates.

Contract drilling revenues increased $14.5 million to $203.6 million for the first quarter of 2002 compared to $189.1 million for the 2001 first quarter, due primarily to higher utilization in the North Sea along with higher dayrates in West Africa, offset in part by lower dayrates and utilization in the U.S. Gulf of Mexico.

The Company's offshore utilization rates for the first quarter of 2002 averaged 93% for its rigs in the U.S. Gulf of Mexico, 87% in West Africa, 100% in the North Sea and 100% in South America. This compares with first quarter 2001 average utilization of 97% in the U.S. Gulf of Mexico, 85% in West Africa, 76% in the North Sea and 100% in South America.

The mobilization of rigs between the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. Specifically, the Company mobilized one jackup from West Africa to the U.S. Gulf of Mexico in February 2001, one drillship from Trinidad to the U.S. Gulf of Mexico in May 2001, one semisubmersible from Canada to the North Sea in May 2001, one jackup from the U.S. Gulf of Mexico to West Africa in July 2001, and two jackups from the U.S. Gulf of Mexico to Trinidad in September and December 2001, respectively.

The Company's operating profit margin for contract drilling operations decreased to 29% for the first quarter of 2002 from 34% for the first quarter of 2001 due primarily to increases in labor, insurance and repair and maintenance expense.

DRILLING MANAGEMENT SERVICES

Drilling management services revenues decreased by $6.4 million to $78.1 million in the first quarter of 2002 from $84.5 million in the first quarter of 2001, due primarily to a decrease in the number of turnkey projects completed. The Company completed 23 turnkey projects in the first quarter of 2002 (18 wells drilled and 5 well completions) as compared to 28 turnkey projects in the first quarter of 2001 (21 wells drilled and 7 well completions).

Drilling management services operating income, however, increased by $5.9 million to $6.4 million in the first quarter of 2002 from $0.5 million in the first quarter of 2001. Operating profit margin increased to 8.2% for the first quarter of 2002 compared to less than one percent for the 2001 first quarter. This improvement was due in part to a $4.1 million loss recognized in the first quarter of 2001 on a turnkey well drilled offshore Louisiana, along with an additional $1.5 million of revenue earned in the first quarter of 2002 related to a turnkey well drilled in the North Sea in December 2001. In addition, the Company incurred losses totaling $1.0 million on four of the 28 turnkey projects completed in the first quarter of 2001. The Company did not incur any losses on its turnkey projects completed in the first quarter of 2002.

OTHER INCOME AND EXPENSE

General and administrative expenses decreased to $3.7 million in the first quarter of 2002 from $5.6 million in the first quarter of 2001 due primarily to synergies realized as a result of the Merger.

Interest expense increased to $14.3 million in the first quarter of 2002 from $14.1 million in the first quarter of 2001.

The Company recorded a net income tax provision of $5.3 million for the first quarter of 2002 compared to a tax provision of $12.7 million for the first quarter of 2001, due primarily to a decrease in earnings from the U.S. Gulf of Mexico. The deferred tax provision for the first quarter of 2002 includes a $2.2 million reduction of a deferred tax asset valuation allowance related to net operating loss carryforwards in the United Kingdom. This decrease in the valuation allowance results from the increased certainty of continuing profitable operations in the United Kingdom. The Company's ability to realize the benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

FUTURE CASH REQUIREMENTS

As of March 31, 2002, the Company had long-term debt, including its capital lease obligation, of $932.5 million and shareholders' equity of $1.5 billion. Long-term debt consisted of $318.8 million (net of discount) Zero Coupon Convertible Debentures due 2020, $299.6 million (net of discount) 7-1/8% Notes due 2007, $296.7 million (net of discount) 7% Notes due 2028, and a $17.4 million capital lease obligation.

Annual interest on the 7-1/8% Notes is $21.4 million, payable semiannually each March and September. Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. No principal payments are due under either issue until the maturity date.

The Company may redeem the 7-1/8% Notes and the 7% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indenture relating to the Zero Coupon Convertible Debentures, 7-1/8% Notes, and 7% Notes contains limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions. After the Merger, the Zero Coupon Convertible Debentures, 7-1/8% Notes, and 7% Notes continue to be obligations solely of the Company as a subsidiary of GlobalSantaFe, which did not guarantee the Notes.

Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures as early as June 25, 2005. The Company may pay the repurchase price with either cash or stock or a combination thereof. The Company does not anticipate using stock to satisfy any such future purchase obligation.

SOURCES OF LIQUIDITY

As of March 31, 2002, the Company had $488.9 million of cash, cash equivalents and marketable securities, all of which was unrestricted. The Company had $408.9 million in cash, cash equivalents and marketable securities at December 31, 2001.

The Company believes, based on current management estimates, it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its cash and short-term investments and future cash flow from operations. See "Forward-Looking Statements."

RISK FACTORS

The preceding discussion should be read in light of certain risk factors inherent in the Company's business and in the oil and gas industry as a whole, many of which are beyond the Company's control. For a discussion of these risk factors, see "Risk Factors" under Items 1. and 2. in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In 2001 the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No.

144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 142 and SFAS No. 144 effective January 1, 2002.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142:

o Eliminate the amortization of goodwill and indefinite-lived intangible assets;

o Require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); and

o Require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, among other things:

o Establishes criteria to determine when a long-lived asset is held for sale, including a group of assets and liabilities that represents the unit of accounting for a long-lived asset classified as held for sale;

o Provides guidance on the accounting for a long-lived asset if the criteria for classification as held for sale are met after the balance sheet date but before the issuance of the financial statements; and

o Provides guidance on the accounting for a long-lived asset classified as held for sale.

The adoption of SFAS Nos. 142 and 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

SFAS No. 143 establishes accounting standards for the recognition and measurement of liabilities in connection with asset retirements, and is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that the required adoption of SFAS No. 143 in 2003 will have a material effect on its results of operations, financial position or cash flows.

SFAS No. 145, among other things, addresses the criteria for the classification of extinguishment of debt as an extraordinary item and addresses the accounting treatment of certain sale-leaseback transactions. This statement is effective for fiscal years beginning after May 15, 2002. The Company is currently assessing the effect, if any, of the adoption of this statement on its results of operations, financial position and cash flows.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

(b)     Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002:

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GLOBAL MARINE INC.
                                          (Registrant)

Dated:  May 14, 2002                 /s/  L. Craig Williams
                                     ----------------------------
                                     L. Craig Williams
                                     Treasurer and Controller
                                     (Duly Authorized Officer and Principal
                                     Accounting Officer of the Registrant)

                                  EXHIBIT INDEX


A copy of the exhibit listed below is submitted with this Quarterly Report on Form 10-Q, immediately following this index.

15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.